Form 10QSB
period 1996-04-30
INTERACTIVE FLIGHT TECHNOLOGIES INC
filed 1996-06-17
CIK 932021

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                                  ___________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

                          Commission File No. 0-25668

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                             11-319748
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation of organization)              Identification Number)

                              3070 WEST POST ROAD
                            LAS VEGAS, NEVADA 89118
                   (Address of Principal Executive Offices)

                                (702) 896-8900
               (Issuer's Telephone Number, Including Area Code)

                                Not Applicable
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X                No
                        ---                  ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                             Outstanding at May 31, 1995
               -----                             ---------------------------

     Class A Common Stock, $.01 par value              3,220,000 shares
     Class B Common Stock, $.01 par value              4,000,000 shares

                 Transitional Small Business Disclosure Format

                    Yes  X               No
                        ---                 ---

                                                                    Page 1 of 13
                                                        Exhibit Index on Page 13

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                         (a development stage company)

                             INDEX TO FORM 10-QSB



                                                                     PAGE
                                                                     ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as at April 30, 1996 and 1995
     (unaudited)...................................................   3

Statement of Operations for the Three and Six
     Months ended April 30, 1996 and 1995 (unaudited)..............   4

Statement of Cash Flows for the Six Months
     ended April 30, 1996 and 1995 (unaudited).....................   5

Notes to Financial Statements......................................   6

Item 2.   Results of Operations....................................   7


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings........................................  11

Item 6.   Exhibits and Reports on Form 8-K.........................  11


SIGNATURES.........................................................  12

PART I.   FINANCIAL INFORMATION
Item 1:   Financial Statements


                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 BALANCE SHEET
                                   UNAUDITED

                                                      April 30,    April 30,
                                                       1996          1995
                                                     ----------    ----------
         ASSET
         -----

Current Assets:
   Cash and cash equivalents                            730,658    10,572,482
   Accounts receivable                                1,640,908             -
   Inventory                                          2,285,163       874,188
   Prepaid expenses and other current assets            445,767       200,555
                                                     ----------    ----------
         Total current assets                         5,102,496    11,647,225

Machinery and equipment net of accumulated
   depreciation of $240,411 and $14,485               1,616,684       220,952
Deferred costs of securities registration               206,589             -
Deposits                                                 29,108        75,003
                                                     ----------    ----------
         TOTAL                                        6,954,877    11,943,180
                                                     ==========    ==========

         LIABILITIES
         -----------
Current Liabilities:
   Accounts payable                                   2,227,011       543,685
   Accrued expenses                                     335,260        70,408
                                                     ----------    ----------
         Total current liabilities                    2,562,271       614,093

Commitments/Contingencies (Note B)

STOCKHOLDERS' EQUITY (NOTE A)
- -----------------------------
Preferred stock, par value $0.01 per share,
   5,000,000 shares authorized, none issued                   -             -
Class B common stock, six votes per share, par
   value $0.01 per share, 4,000,000 shares
   authorized, issued and outstanding including
   3,200,000 shares placed in escrow                     40,000        40,000
Class A common stock, one vote per share, par
   value $0.01 per share, 40,000,000 shares
   authorized, 3,226,257 issued                          32,263        32,200
Capital in excess of par value                       14,283,985    14,230,432
Accumulated Deficit                                  (9,963,642)    2,973,545
                                                     ----------    ----------
         Total stockholders' equity                   4,392,606    11,329,087
                                                     ----------    ----------
         TOTAL                                        6,954,877    11,943,180
                                                     ==========    ==========

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                            STATEMENT OF OPERATIONS
                                   UNAUDITED


                                                        Six Months                        Three Months
                                                      Ended April 30,                    Ended April 30,
                                                --------------------------          --------------------------
                                                   1996             1995               1996             1995
                                                ----------       ----------         ----------       ----------
REVENUES
Sales                                            1,613,376                -          1,613,376                -
Video service fees                                  55,029                -             28,847                -
                                                ----------       ----------         ----------       ----------
     Total                                       1,668,405                -          1,642,223                -

COSTS AND EXPENSES
Cost of goods sold                               1,738,003                -          1,687,026                -
Research and development expenses                1,662,001          999,344            910,571          523,616
Marketing and administrative expenses            2,573,618          808,528          1,510,140          462,032
Interest and amortization of debt issue costs            -          851,218                  -          587,731
                                                ----------       ----------         ----------       ----------
     Total                                       5,973,622        2,659,090          4,107,737        1,573,379

OTHER INCOME
Interest income                                     75,136           87,825             24,148           76,005
                                                ----------       ----------         ----------       ----------

NET LOSS                                         4,230,081        2,571,265          2,441,366        1,497,374
Net loss per share of common stock              $    (1.05)      $    (1.56)        $    (0.60)      $    (0.59)
                                                ==========       ==========         ==========       ==========
Weighted average shares outstanding              4,040,548        1,649,282          4,040,699        2,527,191
                                                ==========       ==========         ==========       ==========

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                            STATEMENT OF CASH FLOWS
                                   UNAUDITED


                                                                               Six Months
                                                                             Ended April 30,
                                                                     -------------------------------
                                                                         1996              1995
                                                                     -----------        ------------
Cash Flows From Operating Activities:
   Net loss                                                           (4,230,081)        (2,571,265)
   Adjustment to reconcile net loss to net cash used in
      operating activities:
         Depreciation                                                     17,227             13,785
         Amortization of Debt Discount and Deferred
            Financing Costs                                                    -            738,418
         Changes in operating assets and liabilities:
            Increase in accounts receivable                           (1,605,995)                 -
            Increase in inventory                                       (238,939)          (874,188)
            Decrease in deferred costs                                   126,884                  -
            Increase in prepaid expenses                                 (53,586)          (183,063)
            Increase in accounts payable                               1,641,314            543,684
            Increase/(decrease) in accrued expenses                      175,224            (43,621)
                                                                      ----------        -----------
               Net cash used in operating                             (4,014,952)        (2,376,250)

Cash flows from investing activities:
   Capital expenditure                                                  (149,739)          (224,744)
   Deposits                                                               11,740            (60,105)
                                                                      ----------        -----------
               Net cash used in investing activities                    (137,999)          (284,849)

Cash flows from financing activities:
   Proceeds from issuance of common stock                                 53,616         13,827,384
   Proceeds from bridge notes                                                  -         (2,025,000)
   Registration costs                                                   (206,589)                 -
                                                                      ----------        -----------
               Net cash provided by financing activities                (152,973)        11,802,384

Net (decrease)/increase in cash                                       (4,305,924)         9,141,258
Cash - beginning of period                                             5,036,582          1,421,197
                                                                      ----------        -----------
Cash - end of period                                                     730,658         10,572,482
                                                                      ==========        ===========

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

     The financial statements of Interactive Flight Technologies, Inc. included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim period presented. It is suggested that these financial statement be read in conjunction with the financial statements and notes thereto for the fiscal year ended October 31, 1995, included in the Company's Annual Report on Form 10-KSB and amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1995.

     The results of operations for the six months ended April 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE A - CLASS A WARRANT EXERCISE OFFER:

     The Company filed a registration statement with the SEC with respect to an Exercise Offer on April 12, 1996 pursuant to which the Company offered the holders of the Company's Class A Redeemable Stock Purchase Warrants who exercise their Class A Warrants pursuant to the Exercise Offer, (i) to issue an extra 1/2 Class B Redeemable Stock Purchase Warrant (in addition to the securities currently underlying the Class A Warrants) for each Class A Warrant so exercised and (ii) to reduce the exercise price of Class A Warrants to $5.75 per share (from $7.00 per share) for each Class A Warrant exercised.

     The Company completed its exercise offer on May 17, 1996 and received net proceeds of approximately $25,205,000 net of the underwriter's commission's and expenses of approximately $1,600,000.

NOTE B - COMMITMENTS/CONTINGENCIES

     The Company is a defendant in an action entitled Andrew Maxon v. Interactive Flight Technologies, Inc. brought in the United States District Court for the Eastern District of New York. The action was filed in February 1995 by an individual who performed certain services for the Company and with whom the Company had been engaged in negotiations to become an officer of the Company. The plaintiff claims breach of an alleged contract and wrongful discharge and is seeking damages of approximately $250,000 plus options to purchase 25,000 shares of the Company's stock. The Company believes that the claims are without merit and intends to defend them vigorously.

ITEM 2:   RESULTS OF OPERATIONS

GENERAL

       Interactive Flight Technologies, Inc. (the "Company") is engaged in the development, manufacture, installation and operation of a computer-based network inflight entertainment network ("The Entertainment Network"), which provides aircraft passengers the opportunity to view movies, to purchase goods and services, to play computer games and, in certain cases where permitted by applicable law, to gamble through a high-resolution video touch screen.

       The Company entered into its first airline contract (the "Alitalia Contract") with Alitalia Airlines S.p.S. ("Alitalia") in 1995, and Alitalia accepted the contract following early completion of a trial period on February 1, 1996. The Alitalia Contract provides for the delivery of The Entertainment Network for installation on five MD-11 aircraft and the operation of The Entertainment Network on those aircraft over a period of approximately eight years. However, the Alitalia Contract does not presently provide for, and is not expected to provide for, passenger use of The Entertainment Network gambling features. In February 1996, an agreement was also signed with Debonair (the "Debonair Contract") to install and operate The Entertainment Network (including video casino style gambling) on Debonair's entire fleet, which consists of six RJ-146 aircraft. In April 1996, nonbinding letters of intent were signed with Swissair and Oasis International Airlines S.A. ("Oasis") to install The Entertainment Network (including video casino style gambling) on five 747's and sixteen MD-11 aircraft for Swissair and on two Airbus A-310 aircraft for Oasis. There can be no assurance that the Company will successfully negotiate definitive agreements with either Swissair or Oasis.

       During the quarter ended April 30, 1996, the Company generated its first revenues, totaling $1,613,376, arising out of the acceptance of the Alitalia Contract on February 1, 1996 and the subsequent delivery of The Entertainment Network for installation on two additional Alitalia aircraft during the quarter.

       The Company incurred a net loss of $2,441,366 during the quarter ended April 30, 1996, an increase of $943,992 (or 63%) from a net loss of $1,497,374 for the quarter ended April 30, 1995. The Company incurred a net loss of $4,230,081 during the six months ended April 30, 1996, an increase of $1,658,816 (or 65%) from a net loss of $2,571,265 for the six months ended April 30, 1995. The increased losses were due to increasing of staff and building of facilities to fulfill the Company's requirements under the Alitalia Contract, the Debonair Contract and other contracts under negotiation, and also were due to increased professional, administrative fees and research and development expenses. The Company expects to continue to incur losses for the foreseeable future. At April 30, 1996 the Company's accumulated deficit was $9,963,642.

       Research and development expenses during the quarter ended April 30, 1996 were $910,571, an increase of $386,955 (or 74%) from $523,616 during the quarter ended April 30, 1995. Research and development expenses during the six months ended April 30, 1996 were $1,662,001, an increase of $662,657 (or 66%) from $999,344 during the six months ended April 30, 1995. These increases reflect expenses incurred in the continuing development of The Entertainment Network. The Company anticipates that research and development expenses will continue at their present levels or will increase during the remainder of fiscal 1996.

       Marketing and administrative expenses during the quarter ended April 30, 1996 were $1,510,140, an increase of $1,048,108 (or 227%) from $462,032 for the quarter ended April 30, 1995. Marketing and administrative expenses during the six months ended April 30, 1996 were $2,573,618, an increase of $1,765,091 or (218%) from $808,527 for the six months ended April 30, 1995. These increases were primarily due to substantially increased marketing activities (such as attendance at trade shows and travel relating to sales to airlines) and increases in administrative staff and related expenses.

       Costs of goods sold were $1,738,003 (108% of sales) and $1,687,026 (105%
of sales), respectively, for the six month and three month periods ended April 30, 1996. Although the Company hopes to reduce the cost of goods sold as a percentage of sales for future periods, these percentages are likely to remain high over the next few quarters since the Company's business plan is to derive a substantial portion of its revenues from future passenger use of The Entertainment Network.

       The Company completed a $3,100,000 bridge financing (the "Bridge Financing") in October and November 1994. Under the Bridge Financing, the Company paid non-recurring interest and debt charges of $587,731 and $851,218 for the quarter and six months ended April 30 1995, respectively (which includes $112,800 for accrued interest through March 14, 1995, non-cash charges of $432,313 for amortization of deferred financing costs and $306,105 for amortization of the value of certain related Bridge Warrants). The Company repaid the Bridge Financing indebtedness with a portion of the proceeds from its initial public offering in February 1995, and consequently has incurred no interest or debt charges thereunder in fiscal 1996.

       The Company currently intends to relocate its principal executive offices and its design and assembly facilities to Phoenix, Arizona. The Company is considering various proposed sites and expects to execute a lease for office and industrial space during the current quarter.

       Effective May 10, 1996, Donald H. Goldman resigned from his positions of President and director of the Company, which he had held since the Company's inception in February 1994. Mr. Goldman resigned voluntarily to pursue other interests. Further, one of Mr. Goldman's main responsibilities was in the area of entertainment programming. As the Company's operations have expanded, it has become clear that the entertainment aspect of the Company's business will be based in the western United States, and Mr. Goldman did not wish to relocate at this time. The Company is actively conducting a search for a successor to Mr. Goldman.

LIQUIDITY AND CAPITAL RESOURCES

       At April 30, 1996 the Company had working capital of approximately $2.54 Million and has incurred losses since that date. The Company increased its working capital in May 1996 from the proceeds of its Class A Warrant Exercise Offer, its third financing, from which the Company received proceeds (net of expenses of $1.6 Million) of approximately $25.2 Million. The Company expects that losses will continue for the foreseeable future and, as a result, unless funds are received from additional financing, working capital is expected again to decrease following the initial increase attributable to receipt of proceeds from the aforementioned Exercise Offer. The Company's principal sources of funds to date have been through debt and equity financing.

       At May 30, 1996, the Company' only material capital commitments were purchase orders of approximately $7.8 Million relating primarily to inventory purchases.

       The Company's revenues have been generated, and are anticipated to be generated in the future, from sales, installation and servicing of The Entertainment Network aboard commercial and charter aircraft. The contracts the Company has executed and is currently negotiating generally provide for the Company to install the Entertainment Network on an aircraft and to be paid for the equipment and for its installation and maintenance out of revenue generated by passenger use of the installed network on the aircraft. As a result, the Company must expend significant capital amounts for the assembly, installation and maintenance of The Entertainment Network on each aircraft, but revenue as payment for the system will be received, if at all, only as a result of the use of the system over a potentially significant period of time. Moreover, the Company may also enter into commitments to purchase equipment necessary for additional installations, even in the absence of a purchase commitment from an airline, if such action is determined to be necessary or desirable to pursue business opportunities. The Company also expects its cash requirements to increase in future periods due to higher expenses associated with increased sales and marketing activities and financing of inventory purchases, installations and accounts receivable.

       As a consequence, the Company will need additional financing to perform under its existing contracts (i.e., the Alitalia Contract and the Debonair Contract) in addition to any future contracts that it may enter into, including those it is currently negotiating. Although the Company has been in discussions with a number of external sources of capital to raise portions of the funds needed, there can be no assurances that such funds will be available in the near future when it will be needed for the contracts involved. Without additional funding from external capital sources or from exercise of the Company's outstanding warrants, the Company will not have sufficient cash to complete all of its existing and pending contracts. Moreover, although the Company's model of being paid out of revenues from the operation of The Entertainment Network provides it with substantial potential upside if such revenues are high, it also subjects the Company to substantial risk if passengers fail to make sufficient use of The Entertainment Network.

       The Company intends to use a substantial portion of its cash resources to fund its plan of operations, which includes the following elements, for approximately the next 12 months:

     . Completing the development of The Entertainment Network, including reconfiguring hardware components to meet the requirements of the FAA and airlines with which the Company has contracts, and developing certain software interfaces.

     . Performing under the Alitalia Contract, including manufacturing, assembling and delivering the balance of The Entertainment Network for the remaining two aircraft.

     . Performing under the Debonair Contract, including manufacturing, assembling and delivering the balance of The Entertainment Network for the six RJ-146 aircraft.

     . Finalizing contracts with Swissair and Oasis to install The Entertainment Network on Swissair's sixteen MD-11 and five B-747 aircraft and on Oasis' two Airbus A-310 aircraft.

     . Marketing The Entertainment Network to airlines, primarily to international carriers.

     . Updating and enhancing the programming software initially included in The Entertainment Network and developing or acquiring from third parties new programming software. Because the technology incorporated in The Entertainment Network is rapidly developing, the Company will also continue to develop hardware and software enhancements to meet market and customer demand.

          The foregoing represents the Company's current plan of operation for the next 12 months. Future events, including changes in technological, economic, regulatory or competitive conditions or the results of the Company's sales and marketing activities, may require changes in the Company's plans.

FORWARD-LOOKING INFORMATION

          Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the failure of passenger use of The Entertainment Network to generate sufficient revenues, the failure to execute definitive agreements with Swissair and/or Oasis on favorable terms or at all, the failure of the Company to receive sufficient financing to perform its obligations under its existing and contemplated agreements, the impact of competition and downward pricing pressures, the effect of changing economic conditions, risks in technology development, the risks involved in currency fluctuations, and the other risks and uncertainties detailed from Registration Statement on Form SB-2 dated March 7, 1995, the Company's Annual Report on Form 10-KSB and amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1995.

PART II.  OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

          Reference is made to the information set forth under "Legal Proceedings" in the Company's Annual Report on Form 10-KSB and amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1995.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K


          (a)       EXHIBITS

          3.2*             -    Amended and Restated Certificate of
                                Incorporation of the Registrant
          3.3*             -    Certificate of Amendment of Amended and
                                Restated Certificate of Incorporation of
                                Registrant
          3.4*             -    By-laws of the Registrant
         27                -    Financial Data Schedules

___________________________

* Incorporated by Reference from the Registrant's Registration Statement on Form SB-2, Registration No. 33-86928.

          (b)       REPORTS ON FORM 8-K

                    The Company did not file any reports on Form 8-K during the second quarter of the fiscal year ending October 31, 1996.

                                  SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 14, 1996        INTERACTIVE FLIGHT TECHNOLOGIES, INC.


                                  By: /s/Michail Itkis
                                      ----------------------------
                                      Michail Itkis
                                      Chief Executive Officer


                                  By: /s/ Robert J. Aten
                                      ----------------------------
                                      Robert J. Aten
                                      Chief Financial Officer

                               INDEX OF EXHIBITS

Exhibit No.                           Description                          Page No.
- -----------                           -----------                          --------
    3.2          Amended and Restated Certificate of Incorporation of          *
                 the Registrant

    3.3          Certificate of Amendment of Amended and Restated              *
                 Certificate of Incorporation of Registrant

    3.4          By-laws of the Registrant                                     *

   27            Financial Data Schedule                                      14

___________________________

* Incorporated by Reference from the Registrant's Registration Statement on Form SB-2, Registration No. 33-86928.