Form 10QSB
period 1996-07-31
INTERACTIVE FLIGHT TECHNOLOGIES INC
filed 1996-09-16
CIK 932021

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                 -------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

                          Commission File No. 0-25668

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                DELAWARE                                11-319748
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation of organization)              Identification Number)

                           4041 NORTH CENTRAL AVENUE
                                  SUITE 2000
                            PHOENIX, ARIZONA  85012
                   (Address of Principal Executive Offices)

                                (602) 200-8900
               (Issuer's Telephone Number, Including Area Code)

                              3070 WEST POST ROAD
                           LAS VEGAS, NEVADA  89118
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

                    Yes  X               No ___
                        ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                         Outstanding at August 31, 1996
               -----                         ------------------------------
     Class A Common Stock, $.01 par value         8,063,329 shares
     Class B Common Stock, $.01 par value         3,960,000 shares

                 Transitional Small Business Disclosure Format

                    Yes ___              No  X
                                            ---

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                             INDEX TO FORM 10-QSB


                                                        PAGE
                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets as at July 31, 1996 and 1995
     (unaudited).......................................   3

Statement of Operations for the Three and Nine
     Months ended July 31, 1996 and 1995 (unaudited)...   4

Statement of Cash Flows for the Nine Months
     ended July 31, 1996 and 1995 (unaudited)..........   5

Notes to Financial Statements..........................   6

Item 2.  Results of Operations.........................   7


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................  11

Item 5.  Other Information.............................  11

Item 6.  Exhibits and Reports on Form 8-K..............  11


SIGNATURES.............................................  12

PART I.  FINANCIAL INFORMATION
Item 1:  Financial Statements


                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 BALANCE SHEET
                                   UNAUDITED

                                             July 31,      July 31,
                                              1996          1995
                                           -----------   -----------
             ASSETS
             ------
Current Assets:
   Cash and cash equivalents                22,684,009     7,765,454
   Accounts receivable                       1,860,115             -
   Inventory                                 1,983,442     1,964,932
   Prepaid expenses and other current
    assets                                     336,180       341,089
                                           -----------   -----------
         Total current assets               26,863,746    10,071,475

Machinery and equipment net of
 accumulated depreciation of $334,585
 and $32,564                                 1,770,223       461,858
Deferred costs of securities
 registration                                        -             -
Deposits                                       385,611       155,449
                                           -----------   -----------
         TOTAL                              29,019,580    10,688,782
                                           ===========   ===========

                LIABILITIES
                -----------
Current Liabilities:
   Accounts payable                          1,568,790       739,400
   Accrued expenses                            249,702        76,170
                                           -----------   -----------
         Total current liabilities           1,818,492       815,570

Commitments/Contingencies (Note B)

       STOCKHOLDERS' EQUITY (NOTE A)
       -----------------------------
Preferred stock, par value $0.01 per
 share, 5,000,000 shares authorized,
 none issued                                         -             -
Class B common stock, six votes per
 share, par value $0.01 per share,
 3,960,000 shares authorized, issued
 and outstanding including
 3,200,000 shares placed in escrow              39,600        40,000
Class A common stock, one vote per
 share, par value $0.01 per share,
 40,000,000 shares authorized, 8,046,610
 issued and outstanding                         80,466        32,200
Capital in excess of par value              40,395,426    14,230,432
Accumulated Deficit                        (13,314,404)   (4,429,420)
                                           -----------   -----------
         Total stockholders' equity         27,201,088     9,873,212
                                           -----------   -----------
         TOTAL                              29,019,580    10,688,782
                                           ===========   ===========

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                            STATEMENT OF OPERATIONS
                                   UNAUDITED

                                                      Nine Months                    Three Months
                                                     Ended July 31,                 Ended July 31,
                                               ------------------------        ------------------------
                                                   1996         1995              1996          1995
                                               ----------    ----------        ----------    ----------
REVENUES
Sales                                           2,813,754             -         1,200,378             -
Video service fees                                107,081             -            52,052             -
                                               ----------    ----------        ----------    ----------
     Total                                      2,920,835             -         1,252,430             -

COSTS AND EXPENSES
Cost of goods sold                              2,870,961             -         1,132,958             -
Research and development expenses               2,910,603     1,836,607         1,248,602       837,263
Marketing and administrative expenses           5,051,234     1,571,485         2,477,616       762,957
Interest and amortization of debt issue
 costs                                                  -       851,218                 -             -
                                               ----------    ----------        ----------    ----------
     Total                                     10,832,798     4,259,310         4,859,176     1,600,220

OTHER INCOME
Interest income                                   331,116       232,172           255,980       144,347
                                               ----------    ----------        ----------    ----------

NET LOSS                                        7,580,847     4,027,138         3,350,766     1,455,873
                                               ==========    ==========        ==========    ==========

Net loss per share of common stock             $    (1.42)   $    (1.64)       $    (0.43)   $    (0.36)
                                               ==========    ==========        ==========    ==========
Weighted average shares outstanding             5,325,487     2,448,205         7,866,028     4,020,000
                                               ==========    ==========        ==========    ==========


                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                            STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                     Nine Months
                                                    Ended July 31,
                                              -------------------------
                                                 1996          1995
                                              -----------    ----------
Cash Flows From Operating Activities:
 Net loss                                      (7,580,847)   (4,027,138)
 Adjustment to reconcile net loss to
  net cash used in operating activities:
   Depreciation                                   264,488        30,598
   Amortization of Debt Discount and
    Deferred Costs Financing                            -       741,168
   Changes in operating assets and
    liabilities:
    Increase in accounts receivable            (1,825,202)            -
    (Increase)/decrease in inventory               62,782    (1,964,932)
    Decrease in deferred costs                    270,147             -
     Increase in prepaid expenses                (155,386)     (323,515)
    Increase in accounts payable                  983,093       739,400
    Increase/(decrease) in accrued
     expenses                                      89,668       (37,861)
                                              -----------    ----------
      Net cash used in operating
       activities                              (7,891,256)   (4,842,280)

Cash flows from investing activities:
 Capital expenditure                             (397,539)     (482,546)
 Increase in deposits                            (276,639)     (140,551)
                                              -----------    ----------
      Net cash used in investing
       activities                                (674,178)     (623,097)

Cash flows from financing activities:
 Net proceeds from issuance of common stock    26,212,861    13,824,634
 Proceeds from bridge notes                             -    (2,025,000)
                                              -----------    ----------
      Net cash provided by financing
       activities                              26,212,861    11,799,634

Net increase in cash                           17,647,427     6,334,257
Cash - beginning of period                      5,036,582     1,431,197
                                              -----------    ----------
Cash - end of period                           22,684,009     7,765,454
                                              ===========    ==========


                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

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

     The results of operations for the nine months ended July 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

     The Company completed its exercise offer on May 17, 1996 and received net proceeds of approximately $25,223,000 net of the underwriter's commissions and expenses of approximately $1,600,000.

     The Company called all of its outstanding Redeemable Class A Warrants for redemption on July 25, 1996 at a price of $.05 per Warrant. There were 114,680 Class A Warrants outstanding at the time of the call. On July 25, 1996, 96,422 Class A Warrants had been exercised for a share of Class A Common Stock at a price of $7.00 per share. The Company received approximately $635,000 net of expenses of approximately $40,000.

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

ITEM 2:  RESULTS OF OPERATIONS

GENERAL

          Interactive Flight Technologies, Inc. (the "Company") is engaged in the development, manufacture, installation and operation of a computer-based network in-flight entertainment network (the "Entertainment Network"), which provides aircraft passengers the opportunity to view movies, to purchase goods and services, to play computer games and, in certain cases where permitted by applicable law, to gamble through a high-resolution video touch screen.

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

     In July 1996, an agreement was signed with Swissair (the "Swissair Contract") to install and operate the second generation of The Entertainment Network (the "IFEN-2") on Swissair's entire [LONGHAUL] fleet, which consists of sixteen MD-11 aircraft and five 747's. Subject to the execution of an agreement with Interkantonale Landeslotterie ("ILL"), the operator of the Swiss lottery based in Zurich, Switzerland, the IFEN-2 systems installed on Swissair aircraft will allow passengers to participate in various Swiss lottery games, but are not expected to allow use of the traditional casino style gaming features such as slots or poker. However, under current U.S. law, these lottery games cannot be operated on flights which depart or land in the United States. In the event that no agreement is reached with ILL, either Swissair or the Company may terminate the Swissair agreement.

     Under the Swissair Contract, the Company will receive an aggregate of approximately $72 Million for the IFEN-2 hardware, plus the costs of installation and certain upgrades. The Company will also be reimbursed for its projected costs in connection with maintaining and operating the systems. However, the hardware purchase price and the operating expenses are payable only out of net revenues received from passenger participation in the aforementioned lottery games. Further, the Company may receive such amounts only after Swissair is first reimbursed from the net lottery revenues for certain expenses incurred in connection with the installation and operation of the IFEN-2 systems. Any amounts remaining after payment of the Company's operating costs and the IFEN-2 purchase price will be paid over to ILL. The Company will also receive a percentage of revenues and commissions from advertising and shopping services available on the installed IFEN-2 systems.

     In August 1996, a nonbinding letter of intent was signed with PetrolAir S.A. ("Petrol") to install The Entertainment Network (including video casino style gambling) on two PetrolAir aircraft. There can be no assurance that the Company will successfully negotiate definitive agreements with PetrolAir.

          Revenues during the first nine months ended July 31, 1996 were $2,920,835, comprised of sales revenue of $2,813,756 for Entertainment Networks delivered under the Alitalia Contract. Revenues also included $107,081 of Video service fees.

          The Company incurred a net loss of $3,350,766 during the quarter ended July 31, 1996, an increase of $1,894,893 (or 130%) from a net loss of $1,455,873 for the quarter ended July 31, 1995. The Company incurred a net loss of $7,580,847 during the nine months ended July 31, 1996, an increase of $3,553,709 (or 88%) from a net loss of $4,027,138 for the nine months ended July 31, 1995. The increased losses were due to increasing of staff and building of facilities to fulfill the Company's requirements under the Alitalia Contract, the Debonair Contract, the Swissair Contract and other contracts under negotiation, and also were due to increased professional, administrative fees and research and development expenses. The Company expects to continue to incur losses for the foreseeable future. At July 31, 1996, the Company's accumulated deficit was $13,314,404.

          Costs of goods sold were $2,870,961 (98% of sales) and $1,132,958 (90% of sales), respectively, for the nine month and three month periods ended July 31, 1996. Although the Company hopes to reduce the cost of goods sold as a percentage of sales for future periods, these percentages are likely to remain high over the next few quarters since the Company's business plan is to derive a substantial portion of its revenues from future passenger use of The Entertainment Network.

          Research and development expenses during the quarter ended July 31, 1996 were $1,248,602, an increase of $411,339 (or 49%) from $837,263 during the quarter ended July 31, 1995. Research and development expenses during the nine months ended July 31, 1996 were $2,910,603, an increase of $1,073,996 (or 59%) from $1,836,607 during the nine months ended July 31, 1995. These increases reflect expenses incurred in the continuing development of The Entertainment Network. The Company anticipates that research and development expenses will increase during the remainder of fiscal 1996.

          Marketing and administrative expenses during the quarter ended July 31, 1996 were $2,477,616, an increase of $1,714,659 (or 225%) from $762,957 for the quarter ended July 31, 1995. Marketing and administrative expenses during the nine months ended July 31, 1996 were $5,051,234, an increase of $3,479,749 or (221%) from $1,571,485 for the nine months ended July 31, 1995. These increases were primarily due to substantially increased marketing activities (such as attendance at trade shows and travel relating to sales to airlines), increased sales commissions and increased administrative staff and related expenses.

          The Company incurred no interest expense during the quarter and the nine months ended July 31, 1996, as compared to interest expense of $0 and $851,218, respectively, for the three months and nine months ended July 31, 1995. The elimination of interest expense was due to the repayment by the Company in February 1995 of the remaining indebtedness under its 1994 $3,100,000 bridge financing.

          The Company received interest income of $255,980 during the quarter ended July 31, 1996, an increase of $111,633 (or 77%) from interest income of $144,347 for the quarter ended July 31, 1995. The Company received interest income of $331,116 during the nine months ended July 31, 1996, an increase of $98,944 (or 43%) from interest income of $232,172 for the nine months ended July 31, 1995. This interest income arose principally out of short term investments of working capital, and the increase was primarily attributable to increased funds available for such investments as a consequence of the Company's Class A Warrant Exercise Offer in May 1996 and the subsequent redemption of remaining Class A Warrants in July 1996.

          The Company relocated its principal executive offices and its design and assembly facilities to Phoenix, Arizona and, in connection with this move, executed three separate three-year leases for office and industrial space in Phoenix during the current quarter. Under these leases, the Company occupies 24,781 sq. ft., 17,524 sq. ft. and 15,591 sq. ft., respectively (or an aggregate of approximately 57,900 square feet), in exchange for monthly rents of $31,952, $23,453 and

$8,677, respectively (or an aggregate of approximately $64,000).


LIQUIDITY AND CAPITAL RESOURCES

          At July 31, 1996 the Company had working capital of approximately $25.0 Million and has incurred losses since that date. The Company increased its working capital in May 1996 from the proceeds of its Class A Warrant Exercise Offer, its third financing, from which the Company received proceeds (net of expenses of $1.6 Million) of approximately $25.2 Million. The Company further increased its working capital in July 1996 from Class A Warrant exercises (prompted by the Company's notice of redemption of the remaining Class A Warrants), from which the Company received proceeds of approximately $635,000 (net of expenses of approximately $40,000). The Company expects that losses will continue for the foreseeable future and, as a result, unless funds are received from additional financing, working capital is expected to decrease again following the initial increase attributable to receipt of proceeds from the aforementioned Exercise Offer. The Company's principal sources of funds to date have been through debt and equity financing.

          At August 29, 1996, the Company's only material capital commitments were purchase orders of approximately $14.0 Million relating primarily to inventory purchases.

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

          As a consequence, the Company will need additional financing to perform under its existing contracts (i.e., the Alitalia Contract, the Debonair Contract and the Swissair Contract) in addition to any future contracts that it may enter into, including those it is currently negotiating. Although the Company has been in discussions with a number of external sources of capital to raise portions of the funds needed, there can be no assurances that such funds will be available in the near future when it will be needed for the contracts involved. Without additional funding from external capital sources or from exercise of the Company's outstanding warrants, the Company will not have sufficient cash to complete all of its existing and pending contracts. Moreover, although the Company's model of being paid out of revenues from the operation of The Entertainment Network provides it with substantial potential upside if such revenues are high, it also subjects the Company to substantial risk if passengers fail to make sufficient use of The Entertainment Network.

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

     . Performing under the Swissair Contract, including manufacturing, assembling and delivering The Entertainment Network for sixteen MD-11 and five 747 aircraft.

     . Finalizing and performing under a contract (if executed) with PetrolAir to install The Entertainment Network on PetrolAir's two aircraft.

     . Marketing The Entertainment Network to additional airlines, primarily to international carriers, and performing under any contracts which the Company may execute with such airlines.

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

FORWARD-LOOKING INFORMATION

          Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the failure of passenger use of The Entertainment Network to generate sufficient revenues, the failure to execute definitive agreements with ILL (and, consequently, Swissair) and/or PetrolAir on favorable terms or at all, the failure of the Company to receive sufficient financing to perform its obligations under its existing and contemplated agreements, the impact of competition and downward pricing pressures, the effect of changing economic conditions, risks in technology development, the risks involved in currency fluctuations, and the other risks and uncertainties detailed from Registration Statement on Form SB-2 dated March 7, 1995, the Company's Annual Report on Form 10-KSB and amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1995.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     Reference is made to the information set forth under "Legal Proceedings" in the Company's Annual Report on Form 10-KSB and amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1995.

ITEM 5:  OTHER INFORMATION

     During the quarter, the Company entered into commitments to issue an aggregate of 275,000 of its Class B Warrants to Banner Aerospace, Inc. ("Banner") and Leonard Toboroff ("Toboroff"), with Banner to receive 187,500 Class B Warrants and Toboroff to receive 87,500 Class B Warrants. The Company also issued to Banner and Toboroff an aggregate of 165,000 of its newly-designated Class C Warrants and 165,000 of its newly-designated Class D Warrants, with 112,500 of each such class being issued to Banner and 52,500 of each such class being issued to Toboroff. Each Class C Warrant entitles the holder thereof to purchase one share of Class A Common Stock for an exercise price of $11.00, and each Class D Warrant entitles the holder thereof to purchase one share of Class A Common Stock for an exercise price of $14.00.

     Banner and Toboroff received the Class C and Class D Warrants, and the commitment to issue the Class B Warrants, in exchange for certain services rendered to the Company in connection with the Company's proposals to Swissair, leading up to the execution of the Swissair Agreement.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS

    3.2* - Amended and Restated Certificate of Incorporation of the Registrant 3.3* - Certificate of Amendment of Amended and Restated Certificate of
           Incorporation of Registrant
    3.4* - By-laws of the Registrant
    4.5  - Form of Class C Warrant
    4.6  - Form of Class D Warrant
   27    - Financial Data Schedules
___________________
* Incorporated by Reference from the Registrant's Registration Statement on Form SB-2, Registration No. 33-86928.

    (B)  REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ending July 31, 1996.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 14, 1996                INTERACTIVE FLIGHT TECHNOLOGIES, INC.


                                          By: /s/ Michail Itkis
                                             ----------------------------------
                                             Michail Itkis
                                             Chief Executive Officer


                                          By: /s/ Robert J. Aten
                                             ----------------------------------
                                             Robert J. Aten
                                             Chief Financial Officer

                               INDEX OF EXHIBITS

Exhibit No.             Description                     Page No.
- -----------             -----------                     --------
    3.2       Amended and Restated Certificate of           *
              Incorporation of the Registrant
    3.3       Certificate of Amendment of Amended and       *
              Restated Certificate of Incorporation
              of Registrant
    3.4       By-laws of the Registrant                     *
    4.5       Form of Class C Warrant                       14
    4.6       Form of Class D Warrant                       32
   27         Financial Data Schedule                       50

___________________________

* Incorporated by Reference from the Registrant's Registration Statement on Form SB-2, Registration No. 33-86928.