Form 10QSB/A
period 1996-04-30
INTERACTIVE FLIGHT TECHNOLOGIES INC
filed 1997-01-22
CIK 932021

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                  ___________


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
     Class B Common Stock, $.01 par value              4,000,000 shares

                 Transitional Small Business Disclosure Format

                    Yes                  No  X
                        ---                 ---

                                                                    Page 1 of 14
                                                        Exhibit Index on Page 13

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                         (a development stage company)

                             INDEX TO FORM 10-QSB/A


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
                                                     ==========    ==========

         LIABILITIES
         -----------
Current Liabilities:
   Accounts payable                                   2,227,011       543,685
   Accrued expenses                                     335,260        70,408
   Accrued product warranties                           466,404             -
                                                     ----------    ----------
         Total current liabilities                    3,028,675       614,093

Noncurrent accrued product warranties                   202,014             -

Commitments/Contingencies (Note B)

STOCKHOLDERS' EQUITY (NOTE A)
-----------------------------
Preferred stock, par value $0.01 per share,
   5,000,000 shares authorized, none issued                   -             -
Class B common stock, six votes per share, par
   value $0.01 per share, 4,000,000 shares
   authorized, issued and outstanding including
   3,200,000 shares placed in escrow                     40,000        40,000
Class A common stock, one vote per share, par
   value $0.01 per share, 40,000,000 shares
   authorized, 3,226,257 issued                          32,263        32,200
Capital in excess of par value                       15,355,455    14,230,432
Accumulated Deficit                                 (11,703,530)    2,973,545
                                                     ----------    ----------
         Total stockholders' equity                   3,724,188    11,329,087
                                                     ----------    ----------
         TOTAL                                        6,954,877    11,943,180
                                                     ==========    ==========

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                            STATEMENT OF OPERATIONS
                                   UNAUDITED


                                                        Six Months                        Three Months
                                                      Ended April 30,                    Ended April 30,
                                                --------------------------          --------------------------
                                                   1996             1995               1996             1995
                                                ----------       ----------         ----------       ----------
REVENUES
Sales                                            1,613,376                -          1,613,376                -
Video service fees                                  55,029                -             28,847                -
                                                ----------       ----------         ----------       ----------
     Total                                       1,668,405                -          1,642,223                -

COSTS AND EXPENSES
Cost of goods sold                               2,406,421                -          2,355,444                -
Research and development expenses                1,662,001          999,344            910,571          523,616
Marketing and administrative expenses            3,645,088          808,528          2,581,610          462,032
Interest and amortization of debt issue costs            -          851,218                  -          587,731
                                                ----------       ----------         ----------       ----------
     Total                                       7,713,510        2,659,090          5,847,625        1,573,379

OTHER INCOME
Interest income                                     75,136           87,825             24,148           76,005
                                                ----------       ----------         ----------       ----------

NET LOSS                                         5,969,969        2,571,265          4,181,254        1,497,374
Net loss per share of common stock              $    (1.48)      $    (1.56)        $    (1.03)      $    (0.59)
                                                ==========       ==========         ==========       ==========
Weighted average shares outstanding              4,040,548        1,649,282          4,040,699        2,527,191
                                                ==========       ==========         ==========       ==========

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                            STATEMENT OF CASH FLOWS
                                   UNAUDITED


                                                                               Six Months
                                                                             Ended April 30,
                                                                     -------------------------------
                                                                         1996              1995
                                                                     -----------        ------------
Cash Flows From Operating Activities:
   Net loss                                                           (5,969,969)        (2,571,265)
   Adjustment to reconcile net loss to net cash used in
      operating activities:
         Depreciation                                                    170,227             13,785
         Amortization of Debt Discount and Deferred
            Financing Costs                                                    -            738,418
         Expense recognized upon issuance of options and warrants      1,110,400                  -
         Changes in operating assets and liabilities:
            Increase in accounts receivable                           (1,605,995)                 -
            Increase in inventory                                       (238,939)          (874,188)
            Decrease in deferred costs                                   300,000                  -
            Increase in prepaid expenses and other current assets       (214,800)          (183,063)
            Increase in accounts payable                               1,641,314            543,684
            Increase/(decrease) in accrued expenses                      175,224            (43,621)
            Increase in accrued product warranties                       668,418                  -
                                                                      ----------        -----------
               Net cash used in operating activities                  (3,964,120)        (2,376,250)

Cash flows from investing activities:
   Capital expenditure                                                  (149,739)          (224,744)
   Deposits                                                                 (164)            (60,105)
                                                                      ----------        -----------
               Net cash used in investing activities                    (149,903)          (284,849)

Cash flows from financing activities:
   Proceeds from issuance of common stock                                 14,688         13,827,384
   Proceeds from bridge notes                                                  -         (2,025,000)
   Registration costs                                                   (206,589)                 -
                                                                      ----------        -----------
               Net cash provided by financing activities                (191,901)        11,802,384

Net (decrease)/increase in cash                                       (4,305,924)         9,141,258
Cash - beginning of period                                             5,036,582          1,421,197
                                                                      ----------        -----------
Cash - end of period                                                     730,658         10,572,482
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

     The Company completed its exercise offer on May 17, 1996 and received net proceeds of approximately $25,160,000 net of the underwriter's commission's and expenses of approximately $1,609,000.

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

       The Company incurred a net loss of $4,181,254 during the quarter ended April 30, 1996, an increase of $2,683,880 (or 179%) from a net loss of $1,497,374 for the quarter ended April 30, 1995. The Company incurred a net loss of $5,969,969 during the six months ended April 30, 1996, an increase of $3,398,704 (or 132%) from a net loss of $2,571,265 for the six months ended April 30, 1995. The increased losses were due to increasing of staff and building of facilities to fulfill the Company's requirements under the Alitalia Contract, the Debonair Contract and other contracts under negotiation, increased marketing fees in connection with the issuance of warrants for services provided in connection with sales support for a potential airline customer, and increased professional and administrative fees and research and development expenses. The Company expects to continue to incur losses for the foreseeable future. At April 30, 1996 the Company's accumulated deficit was $11,703,530.

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

       Marketing and administrative expenses during the quarter ended April 30, 1996 were $2,581,610, an increase of $2,119,578 (or 459%) from $462,032 for the quarter ended April 30, 1995. Marketing and administrative expenses during the six months ended April 30, 1996 were $3,645,088, an increase of $2,836,561 (or 351%) from $808,527 for the six months ended April 30, 1995. These increases were primarily due to substantially increased marketing activities (such as attendance at trade shows and travel relating to sales to airlines), increases in administrative staff and related expenses, and the issuance of warrants to Banner Aerospace, Inc., and Leonard Toboroff in exchange for certain services rendered to the Company in connection with the Company's proposals to a major European airline.

       Costs of goods sold were $2,406,421 (144% of sales) and $2,355,444 (143%
of sales), respectively, for the six month and three month periods ended April 30, 1996. Although the Company hopes to reduce the cost of goods sold as a percentage of sales for future periods, these percentages are likely to remain high over the next few quarters since the Company's business plan is to derive a substantial portion of its revenues from future passenger use of The Entertainment Network.

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

FORWARD-LOOKING INFORMATION

          Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB/A are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, without limitation, the failure of passenger use of The Entertainment Network to generate sufficient revenues, the failure to execute definitive agreements with Swissair and/or Oasis on favorable terms or at all, the failure of the Company to receive sufficient financing to perform its obligations under its existing and contemplated agreements, the impact of competition and downward pricing pressures, the effect of changing economic conditions, risks in technology development, the risks involved in currency fluctuations, and the other risks and uncertainties detailed from Registration Statement on Form SB-2 dated March 7, 1995, the Company's Annual Report on Form 10-KSB and amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1995.

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

Dated:  January 22, 1997          INTERACTIVE FLIGHT TECHNOLOGIES, INC.


                                  By: /s/Michail Itkis
                                      ----------------------------
                                      Michail Itkis
                                      Chief Executive Officer


                                  By: /s/ John W. Alderfer
                                      ----------------------------
                                      John W. Alderfer
                                      Chief Financial Officer

                               INDEX OF EXHIBITS

Exhibit No.                           Description                          Page No.
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