Form 10QSB/A
period 1996-07-31
INTERACTIVE FLIGHT TECHNOLOGIES INC
filed 1997-01-22
CIK 932021

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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
                                           ===========   ===========

                LIABILITIES
                -----------
Current Liabilities:
   Accounts payable                          1,568,790       739,400
   Accrued expenses                            249,702        76,170
   Accrued severance costs                     112,500             -
   Accrued product warranties                1,166,010             -
                                           -----------   -----------
         Total current liabilities           3,097,002       815,570

Noncurrent accrued product warranties          505,035             -

Commitments/Contingencies (Note B)

       STOCKHOLDERS' EQUITY (NOTE A)
       -----------------------------
Preferred stock, par value $0.01 per
 share, 5,000,000 shares authorized,
 none issued                                         -             -
Class B common stock, six votes per
 share, par value $0.01 per share,
 3,960,000 shares authorized, issued
 and outstanding including
 3,200,000 shares placed in escrow              39,600        40,000
Class A common stock, one vote per
 share, par value $0.01 per share,
 40,000,000 shares authorized, 8,046,610
 issued and outstanding                         80,466        32,200
Capital in excess of par value              41,941,272    14,230,432
Accumulated Deficit                        (16,643,795)   (4,429,420)
                                           -----------   -----------
         Total stockholders' equity         25,417,543     9,873,212
                                           -----------   -----------
         TOTAL                              29,019,580    10,688,782
                                           ===========   ===========

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                            STATEMENT OF OPERATIONS
                                   UNAUDITED

                                                      Nine Months                    Three Months
                                                     Ended July 31,                 Ended July 31,
                                               ------------------------        ------------------------
                                                   1996         1995              1996          1995
                                               ----------    ----------        ----------    ----------
REVENUES
Sales                                            2,813,754             -         1,200,378             -
Video service fees                                 107,081             -            52,052             -
                                               -----------    ----------        ----------    ----------
     Total                                       2,920,835             -         1,252,430             -

COSTS AND EXPENSES
Cost of goods sold                               4,542,006             -         2,135,585             -
Research and development expenses                2,910,603     1,836,607         1,248,602       837,263
Marketing and administrative expenses            6,597,080     1,571,485         2,951,992       762,957
Unusual items                                      112,500             -           112,500             -
Interest and amortization of debt issue
 costs                                                   -       851,218                 -             -
                                               -----------    ----------        ----------    ----------
     Total                                      14,162,189     4,259,310         6,448,679     1,600,220

OTHER INCOME
Interest income                                    331,116       232,172           255,980       144,347
                                               -----------    ----------        ----------    ----------

NET LOSS                                        10,910,238     4,027,138         4,940,269     1,455,873
                                               ===========    ==========        ==========    ==========

Net loss per share of common stock             $     (2.05)   $    (1.64)       $    (0.63)   $    (0.36)
                                               ===========    ==========        ==========    ==========
Weighted average shares outstanding              5,325,487     2,448,205         7,866,028     4,020,000
                                               ===========    ==========        ==========    ==========


                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                            STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                     Nine Months
                                                    Ended July 31,
                                              -------------------------
                                                 1996          1995
                                              -----------    ----------
Cash Flows From Operating Activities:
 Net loss                                     (10,910,238)   (4,027,138)
 Adjustment to reconcile net loss to
  net cash used in operating activities:
   Depreciation                                   264,488        30,598
   Amortization of Debt Discount and
    Deferred Costs Financing                            -       741,168
   Expense recognized upon issuance of
    options and warrants                        1,949,522             -
   Changes in operating assets and
    liabilities:
    Increase in accounts receivable            (1,825,202)            -
    (Increase)/decrease in inventory               62,782    (1,964,932)
    Decrease in deferred costs                    300,000             -
     Increase in prepaid expenses
      and other current assets                   (105,213)     (323,515)
    Increase in accounts payable                  983,093       739,400
    Increase/(decrease) in accrued
     expenses                                      89,668       (37,861)
    Increase in accrued severance costs           112,500             -
    Increase in accrued product warranties      1,671,045             -
                                              -----------    ----------
      Net cash used in operating
       activities                              (7,407,555)   (4,842,280)

Cash flows from investing activities:
 Capital expenditure                             (397,539)     (482,546)
 Deposits                                        (356,667)     (140,551)
                                              -----------    ----------
      Net cash used in investing
       activities                                (754,206)     (623,097)

Cash flows from financing activities:
 Net proceeds from issuance of common stock    25,809,188    13,824,634
 Proceeds from bridge notes                             -    (2,025,000)
                                              -----------    ----------
      Net cash provided by financing
       activities                              25,809,188    11,799,634

Net increase in cash                           17,647,427     6,334,257
Cash - beginning of period                      5,036,582     1,431,197
                                              -----------    ----------
Cash - end of period                           22,684,009     7,765,454
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

     The Company completed its exercise offer on May 17, 1996 and received net proceeds of approximately $25,160,000 net of the underwriter's commissions and expenses of approximately $1,609,000.

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

          The Company incurred a net loss of $4,940,269 during the quarter ended July 31, 1996, an increase of $3,484,396 (or 239%) from a net loss of $1,455,873 for the quarter ended July 31, 1995. The Company incurred a net loss of $10,910,238 during the nine months ended July 31, 1996, an increase of $6,883,100 (or 171%) from a net loss of $4,027,138 for the nine months ended July 31, 1995. The increased losses were due to increasing of staff and building of facilities to fulfill the Company's requirements under the Alitalia Contract, the Debonair Contract, the Swissair Contract and other contracts under negotiation, increased marketing fees in connection with the issuance of warrants for services provided in connection with sales to Swissair, and increased professional and administrative fees and research and development expenses. The Company expects to continue to incur losses for the foreseeable future. At July 31, 1996, the Company's accumulated deficit was $16,643,795.

          Costs of goods sold were $4,542,006 (156% of sales) and $2,135,585 (171% of sales), respectively, for the nine month and three month periods ended July 31, 1996. Although the Company hopes to reduce the cost of goods sold as a percentage of sales for future periods, these percentages are likely to remain high over the next few quarters since the Company's business plan is to derive a substantial portion of its revenues from future passenger use of The Entertainment Network.

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

          Marketing and administrative expenses during the quarter ended July 31, 1996 were $2,951,992, an increase of $2,189,035 (or 287%) from $762,957 for the quarter ended July 31, 1995. Marketing and administrative expenses during the nine months ended July 31, 1996 were $6,597,080, an increase of $5,025,595 (or 320%) from $1,571,485 for the nine months ended July 31, 1995. These increases were primarily due to substantially increased marketing activities (such as attendance at trade shows and travel relating to sales to airlines), increased sales commissions, increased administrative staff and related expenses, and the issuance of warrants to Banner Aerospace, Inc., and Leonard Toboroff as described in "Item 5 - Other Information."

          Expense for unusual items during the nine months ended July 31, 1996 was $112,000, reflecting a severance accrual in connection with the resignation of the Company's former President.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS

    3.2*  - Amended and Restated Certificate of Incorporation of the Registrant
    3.3*  - Certificate of Amendment of Amended and Restated Certificate of
            Incorporation of Registrant
    3.4*  - By-laws of the Registrant
    4.5** - Form of Class C Warrant
    4.6** - Form of Class D Warrant
   27     - Financial Data Schedules

___________________
* Incorporated by Reference from the Registrant's Registration Statement on Form SB-2, Registration No. 33-86928.

**      Previously filed.


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

Dated:  January 22, 1997                  INTERACTIVE FLIGHT TECHNOLOGIES, INC.


                                          By: /s/ Michail Itkis
                                             ----------------------------------
                                             Michail Itkis
                                             Chief Executive Officer


                                          By: /s/ John W. Alderfer
                                             ----------------------------------
                                             John W. Alderfer
                                             Chief Financial Officer

                               INDEX OF EXHIBITS

Exhibit No.             Description                     Page No.
-----------             -----------                     --------
    3.2       Amended and Restated Certificate of           *
              Incorporation of the Registrant
    3.3       Certificate of Amendment of Amended and       *
              Restated Certificate of Incorporation
              of Registrant
    3.4       By-laws of the Registrant                     *
    4.5       Form of Class C Warrant                       **
    4.6       Form of Class D Warrant                       **
   27         Financial Data Schedule                       14

___________________________

* Incorporated by Reference from the Registrant's Registration Statement on Form SB-2, Registration No. 33-86928.

** Previously filed.
                                                                   Page 13 of 14