Form 10KSB
period 1996-10-31
INTERACTIVE FLIGHT TECHNOLOGIES INC
filed 1997-01-22
CIK 932021

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                 --------------
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

For the fiscal year ended October 31, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (No fee required)

For the transition period from ______ to _______

                           Commission File No. 0-25668

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)


                DELAWARE                             11-319748
     (State or Other Jurisdiction of             (I.R.S. Employer
     Incorporation or Organization)           Identification Number)

                             4041 N. CENTRAL AVENUE
                             PHOENIX, ARIZONA 85012
                    (Address of Principal Executive Offices)

                                 (602) 200-8900
                (Issuer's Telephone Number, Including Area Code)


         Securities registered under Section 12(b) of the Exchange Act:  None.

         Securities registered under Section 12(g) of the Exchange Act:

                           Title of Each Class                Name of Each Exchange on Which Registered
                           -------------------                -----------------------------------------

         Class A Common Stock, $0.01 par value per share                        Nasdaq SmallCap Market

         Redeemable Class B Warrants                                            Nasdaq SmallCap Market


         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X                     No__

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         The Issuer's revenues for the fiscal year ended October 31, 1996 were $2,985,402.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on January 17, 1997 was approximately $174,000,000, based on the closing sales price of the Class A Common Stock on such date as reported by the Nasdaq SmallCap Market.

         The number of shares outstanding of each of the Issuer's classes of common equity, as of January 17, 1997 was: 17,962,488 shares of Class A Common Stock, $0.01 par value, and 3,960,000 shares of Class B Common Stock, $0.01 par value.

     -----------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's Definitive Proxy Statement relating to the Registrant's 1997 Annual Meeting of Stockholders, to be filed by the Registrant with the Securities and Exchange Commission on or before February 28, 1997, is hereby incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                 Transitional Small Business Disclosure Format:

                             Yes  __         No X

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----

PART I   .......................................................................................................  1
         ITEM 1 --  DESCRIPTION OF BUSINESS.....................................................................  1
                  The Company...................................................................................  1
                  Business Background...........................................................................  2
                  Strategic Alliance With Hyatt Group...........................................................  2
                  The Entertainment Network.....................................................................  3
                           General  ............................................................................  3
                           Entertainment Options................................................................  4
                           Technological Aspects of the Entertainment Network...................................  7
                  Airline Contracts.............................................................................  8
                  Sales and Marketing........................................................................... 11
                  Product Development........................................................................... 12
                  Competition................................................................................... 14
                  Intellectual Property and Proprietary Rights.................................................. 14
                  Customer Maintenance and Support.............................................................. 15
                  Manufacturing, Assembly and Installation...................................................... 16
                  Government Regulation......................................................................... 16
                  Employees..................................................................................... 18
         ITEM 2 --  DESCRIPTION OF PROPERTY..................................................................... 18
         ITEM 3 --  LEGAL PROCEEDINGS........................................................................... 19
         ITEM 4 --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS......................................... 19

PART II  ....................................................................................................... 21
         ITEM 5 --  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.......................................................................................... 21
         ITEM 6  --  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................... 22
                  General  ..................................................................................... 22
                  Results of Operations......................................................................... 24
                  Liquidity and Capital Resources............................................................... 26
                  Forward Looking Statements.................................................................... 27
         ITEM 7 --  FINANCIAL STATEMENTS........................................................................ 28
         ITEM 8 --  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.............................................................. 28

PART III ....................................................................................................... 29
         ITEMS 9 -- 12 --  DOCUMENTS INCORPORATED BY REFERENCE.................................................. 29
         ITEM 13  --  EXHIBITS AND REPORTS ON FORM 8-K.......................................................... 29

SIGNATURES...................................................................................................... 32

FINANCIAL STATEMENTS............................................................................................F-1

                                     PART I

ITEM 1  --  DESCRIPTION OF BUSINESS

THE COMPANY

         Interactive Flight Technologies, Inc. (the "Company") is engaged in the development, assembly, installation and operation of a computer-based in-flight entertainment network (the "Entertainment Network"). The first generation of the Entertainment Network provided aircraft passengers the opportunity to view movies, to play computer games and, in certain cases where permitted by applicable law, to gamble through an in-seat video touch screen. The Company has also recently developed a second generation of the Entertainment Network (the "IFEN-2") which includes additional features such as secure casino gaming, the ability for passengers to pay for IFEN-2 usage through their credit cards, and increased video-on-demand capacity. The IFEN-2 system can also support interactive advertising and shopping once arrangements are made with advertisers and vendors and once programming for particular products is created. The Company anticipates that the IFEN-2 will support a telephone interface system in late 1997. See "-- The Entertainment Network."

         To date, the Company has entered into three contracts with airlines for the sale and operation of the Entertainment Network: (i) an agreement with Swissair VKB ("Swissair") to sell to Swissair twenty-one IFEN-2 Entertainment Networks and to install and operate these systems on Swissair MD-11 and B-747 aircraft; (ii) an agreement with Debonair Airlines ("Debonair") to sell to Debonair six IFEN-2 systems and to operate these systems on Debonair RJ-146 aircraft; and (iii) an agreement with Alitalia Airlines S.p.A. ("Alitalia") to sell to Alitalia five first generation Entertainment Network systems and to operate these systems on Alitalia MD-11 aircraft. Although the transactions with Swissair and Debonair are classified as sales, the purchase price of the Debonair and Swissair systems is expected to be paid over time out of revenues from passenger use. See "-- Airline Contracts."

         The Company is also marketing the Entertainment Network to additional airlines (primarily international carriers) and is in various stages of negotiations and proposals with certain airlines. As a result, the Company has been invited to participate as a preferred provider in a bid alignment process being conducted by Qantas Airways Limited ("Qantas") regarding its longhaul fleet. The Company has also executed nonbinding letters of intent with certain smaller carriers, including PetrolAir S.A. ("PetrolAir"). However, there can be no assurance that the Company will successfully negotiate definitive agreements with PetrolAir, Qantas or any other airlines. The Company has formed a strategic alliance with Hyatt Ventures, Inc., and its affiliates to assist the Company in marketing and selling the Entertainment Network, in exchange for which Hyatt will receive, among other things, warrants to purchase shares of Class A Common Stock and the right to participate in a specified number of airline projects. See "-- Strategic Alliance With Hyatt Group" and "-- Sales and Marketing."

         Since commencement of operations, the Company has developed and licensed a catalogue of proprietary technology and know-how relating to the Entertainment Network and its related systems. In addition, the Company has a license for technology from FortuNet, Inc. ("FortuNet"), a gaming equipment manufacturer that distributes video gaming networks to casinos and other gaming establishments. The Chief Executive Officer of the Company, who is also a director and principal stockholder of the Company, is a former employee of FortuNet and was a substantial contributor to the development of the technology licensed from FortuNet. See "-- Intellectual Property and Proprietary Rights."

         In July 1996, the Company relocated its principal executive offices and its primary manufacturing and development facilities from Las Vegas, Nevada to Phoenix, Arizona.

         The Company was incorporated in Delaware in August 1994 and is the successor by merger to In-Flight Entertainment Services Corp., a New York corporation incorporated in February 1994. The Company completed an initial public offering of its securities in March 1995. Unless the context requires or as otherwise indicated, all references to the "Company" include the predecessor company. The Company's principal executive offices are located at 4041 N. Central Avenue, Suite 2000, Phoenix, Arizona 85012, and its telephone number is
(602)200- 8900.

BUSINESS BACKGROUND

         The market for in-flight entertainment networks has developed as the number and length of long-haul flights has increased, as passengers on these flights seek additional and more sophisticated entertainment options and as airlines compete more aggressively for passengers. While market factors, particularly in the United States, limit the ability of many airlines to raise fares, technological advances in computer processing capabilities, operating systems and digital media technologies have created opportunities for airlines to provide passengers with increasingly sophisticated services. Several domestic and international airlines have installed or are in the process of installing video displays that allow passengers to view movies of their choice, with several movies to choose from. However, since movies are traditionally provided free of charge to first-class and business-class passengers, many of these systems do not provide the potential revenue source available from interactive services, including secure casino gaming, pay-per-view movies and shopping channels. Moreover, it has been reported that certain in-flight entertainment systems installed in aircraft by other entities have not proven reliable. The Company believes that its Entertainment Network combines improved hardware, software and communications technologies to meet the growing demand by consumers for additional in-flight entertainment options and by airlines for additional revenue opportunities.

STRATEGIC ALLIANCE WITH HYATT GROUP

         In November 1996, the Company executed a Strategic Alliance Agreement (the "Alliance Agreement") to form a strategic alliance with Hyatt Ventures, Inc. ("Hyatt"), an affiliate of Hyatt Corporation. Under the terms of the Alliance Agreement, Hyatt, directly and through certain of its affiliates (collectively, the "Hyatt Group"), has agreed to use its best commercial efforts to assist the Company in advancing the Company's business with respect to the Entertainment Network. In return, Hyatt will receive warrants to purchase Class A Common Stock comprising up to ten percent of the fully-diluted outstanding Class A and Class B Common Stock (after giving effect to the exercise of these warrants and the exercise of all other rights, options and warrants outstanding as of that date). One-ninetieth of these warrants will be issued for each airplane with respect to which the Company, or a joint venture subsidiary of the Company, obtains a binding purchase commitment from an airline (excluding Swissair, Debonair, Alitalia and certain smaller airlines with which the Company has had prior negotiations). Under the Alliance Agreement, Hyatt also purchased shares of the Company's Class A Common Stock aggregating $1 Million in the open market.

         Hyatt also has the right to designate no less than two nominees to the Board of Directors of the Company (the "Board"), and may designate additional nominees if the size of the Board is increased. Hyatt has designated John Pritzker, President of Hyatt Ventures, Inc., and Adam Aron, Chairman and Chief Executive Officer of Vail Resorts, Inc. to be its representatives on the Board. Under the terms of the Alliance Agreement, these individuals received options to purchase an aggregate of 250,000 shares of Class A Common Stock under the Company's Amended and Restated 1994 Stock Option Plan.

         Hyatt also has the right under the Alliance Agreement to invest in each of up to six joint ventures in order to raise up to one-third of the financing required by the Company for specified airline projects and up to two such joint ventures relating to non-airline projects (each, a "Joint Venture"). The Alliance Agreement further provides that, at any time following completion of the installation of all Entertainment Networks initially contemplated to be financed and sold by a specified airline Joint Venture (or at a similar mutually agreed upon milestone with respect to any non-airline Joint Venture), Hyatt shall have the right to convert between fifty percent and one hundred percent of its initial equity interest in such Joint Venture into shares of Class A Common Stock. This conversion would be at a rate based on the then market price of a share of Class A Common Stock and a valuation of Hyatt's equity interest in the Joint Venture on the conversion date (as mutually agreed by the parties or, absent such agreement, as determined by an independent appraiser using a discounted cash flow method). Such a conversion may not be fully exercised if, after giving effect thereto, the aggregate ownership of Class A Common Stock by Hyatt or the Hyatt Group (excluding shares of Class A Common Stock acquired under the above-described warrants, shares acquired in the above-described $1 Million open market purchases and shares received for executing the Qantas agreement as described below) would exceed twenty percent of the aggregate number of shares of voting securities of the Company then outstanding, calculated on a fully diluted basis.

         The Alliance Agreement and related agreements also provide Hyatt with the right to demand up to four registrations, and unlimited "piggyback" registration rights, in connection with its resale of any shares acquired under the Alliance Agreement (other than shares acquired in the open market).

         Following execution of the Alliance Agreement, Hyatt agreed to execute an agreement with Qantas which was necessary in order for the Company to become a preferred provider in the Qantas bid alignment process, in exchange for which Hyatt received an additional 60,000 shares Class A Common Stock. See "Sales and Marketing."

THE ENTERTAINMENT NETWORK

         GENERAL

         The Company believes that the Entertainment Network is the most technologically advanced interactive in-flight entertainment system currently available on a commercial airline. The Entertainment Network is a distributed network that combines computer, video and audio technologies in an interactive system capable of providing a variety of entertainment options for airline passengers on an in-seat terminal. These options currently include secure casino gaming, video-on-demand and video-in-progress movies, arcade games, the ability for passengers to pay for gaming and other features directly through their credit cards, and the ability (subject to arrangements with advertisers and vendors) to support in-flight interactive advertising and shopping. The Entertainment Network is expected also to include by late 1997 audio-on-demand and a telephone interface system.

         When installed, the IFEN-2 version of the Entertainment Network will provide each first-class and business-class seat with a 10.4" (as opposed to 9.5" in the first generation Entertainment Network) in-seat video terminal featuring individual color touch screens which are compatible with airline headphones, enabling passengers to hear the audio portion of the programming. The first and business class in-seat video terminals are attached via a hinged arm that fully retracts into the armrest compartment that separates seats. The IFEN-2 version of the Entertainment Network also contains a smaller version (8.4") of the video touch screen for installation in coach class seats where the in-seat video terminal will be mounted as a flip-up attachment to the tray table. In both cases, the in-seat video terminal is sealed to allow cleaning and to avoid operational disruptions due to accidental food or beverage spills.

         Passengers operate the in-seat video terminal by touching the screen on which various touch buttons are displayed such as "movies," "shopping," "arcade games," "casino games," "credit card," "help" and others. In order to access the IFEN-2's features which require payment, including casino gaming, the passenger will first open an account with the cabin file server (the Entertainment Network's proprietary central computer) by swiping his or her credit card through the credit card reader slot. Following the flight, records of the use charges and gaming losses and winnings will be downloaded to the Central Ground System, which will then post the charges, losses and/or winnings to the passenger's account. See "-- Technological Aspects of the Entertainment Network -- Central Ground System." The Company has agreements in place with MasterCard International(R), Visa International(R) and American Express to accept credit cards as payment for in-flight transactions.

         The Company believes that the size and resolution of the Entertainment Network screen (640 horizontal dots by 480 vertical dots) provides passengers with a better viewing experience. The Company believes that earlier generations of in-flight systems have typically utilized significantly smaller screens and provided maximum resolution significantly lower than the Entertainment Network's.

         ENTERTAINMENT OPTIONS

         Video on Demand. The Entertainment Network currently offers passengers the ability to choose from up to approximately 20 feature length movies and short subjects, depending upon their length, from which any passenger can select a desired movie or short subject for personal viewing. The video-on-demand capability incorporated into the Entertainment Network permits multiple passengers to watch the same or different movies on his individual in-seat video terminal, with each passenger having the capability of starting and stopping their personal display of the movie at any time. The Company believes that the Entertainment Network remains the only video-on-demand system currently available to commercial airlines.

         The Company believes that the video-on-demand capability of the Entertainment Network System is highly advantageous over that of video tape players. The video-on-demand feature of the Entertainment Network enables a passenger to watch selected movies at any time without the need for individual video tapes or video tape players or assistance from any in-flight personnel. In addition, because individual video tape players are mechanical, over time these players get dirty and experience tape jams and may therefore be less reliable. By comparison, because the

Entertainment Network's movies are stored in a digital database, the quality of the transmission should remain consistently high. Further, by distributing passenger demands among a number of video-on-demand servers, the Entertainment Network is designed to be a cost-, weight- and space-efficient system.

         The Entertainment Network is designed to support MPEG (Motion Picture Experts Group) 1 compression and video-on-demand capability. The MPEG 1 format has been selected by an international consortium of consumer electronics manufacturers and movie production companies as a standard for distribution of digital video information. In addition to the video information, the video-on-demand server has also been designed to store stereo audio tracks in multiple languages. The Company has arrangements with certain movie distributors pursuant to which the Company chooses from lists of available movies from each distributor and compiles the lists for presentation to the airlines.

         Audio-on-Demand. The IFEN-2 is being designed to offer passengers the ability to choose from a variety of musical and other audio selections for personal listening. This "audio-on-demand" capability would permit multiple passengers to listen the same or different selections on their individual headsets with each passenger having the capability of starting and stopping their personal selections at any time.

         Gaming. The Entertainment Network is designed to offer a variety of video gaming options such as Slots, Keno, Lotto, Poker, Bingo, Blackjack and (on the Swissair system) certain games offered by the Swiss lottery such as "Risiko." These games feature outstanding graphics and superior ease of passenger use. The installed version of the Entertainment Network on Alitalia only permits passenger use of arcade (i.e., non-gambling) games. However, the IFEN-2 versions to be installed on Swissair and Debonair aircraft are expected to include some or all of the Entertainment Network's gaming options.

         The Company's gaming software includes, among other things, certain casino gaming software which is included in the license from FortuNet described below and various additional casino games developed by the Company. The IFEN-2's advanced distributed network provides security for all video gaming transactions on the system, which is necessary to avoid tampering and fraud. See "-- Distributed Network Architecture." Additionally, the IFEN-2 design permits all payout tables and betting and loss limits on the system's video gaming to be customized to meet an airline's exact specifications. While the Company believes that video gaming options represent the Entertainment Network's most significant means of revenue generation for the Company and the airlines, the use of gaming devices is prohibited on flights to and from the United States and is subject to other local government regulations. See "-- Government Regulation."

         Arcade Games. The Entertainment Network is designed to include a choice of arcade- type games. The system's Seat Electronics Boxes (SEB's) operate under the Windows NT(R) operating system, through which the Company believes that numerous games will be adaptable to the Entertainment Network once a mouse or joystick is integrated into the system. The large local hard disk storage capacity of the system's SEB's (a feature the Company believes is unique) eliminates lengthy downloads of passenger selected games. The Company has developed one video arcade game ("Squish") internally and has licensed rights to one additional game ("Reversi"). In addition, the Company has commenced discussions with various entertainment software developers, but has not yet entered into any agreements or arrangements to obtain any rights to any other arcade games.

         In-Flight Shopping. The IFEN-2 version of the Entertainment Network will permit passengers to access both in-flight catalog and duty free shopping, provided that the Company and/or the airlines have suitable arrangements with product distributors and that product programming is produced. Products and services can then be viewed on the in-seat terminal screen in a variety of formats in which a video of a product is shown while concurrently information about that product is displayed graphically on the screen, much like a televised home shopping channel format. Passengers would purchase a product by swiping a credit card through the card reader and entering delivery information through the use of the touch screen keyboard. A passenger's catalog orders would then be sent to the cabin file server which would later be downloaded to the Central Ground System. The Central Ground System would then process all of the passengers' orders and post the appropriate charges with the passengers' credit card centers.

         Duty free shopping orders are expected to be processed similarly, although the cabin file server will preprocess such orders in order to account for any on-board inventory of duty free items. The preprocessed orders can be displayed on the screen of the cabin file server for the flight attendants' convenience. The Company expects to assist each airline that elects to utilize the shopping feature in incorporating the airline's duty-free shopping program into an online information and sales system. In addition, the Company expects that it will coordinate the implementation of new in-flight shopping options based both on catalog sales and "infomercial" advertising, which would allow passengers to watch a program about a product and then purchase the product during or after the program.

         Advertisements. The IFEN-2 also has the ability to display advertisements. These advertisements are expected to be interspersed between movies and other video programs, between portions of the audio programs, or shown on the arcade games, casino games and shopping channels either as ticker tape messages scrolling across the top or bottom of the screen or as messages flashing periodically on the screen. The Company expects to assist airlines in selling advertising time and in creating in-flight advertising in exchange for a share of the resulting advertising revenue.

         Language Selection. The Entertainment Network provides passengers with the convenience of using the in-seat video terminals in multiple languages which are accessible by using the touch screen. If the passenger chooses a particular language selection, the operation of the in-seat video terminal is designed to switch to the selected language (although movies may only be available in a limited number of languages).

         Telephone. The Company is commencing development of a telephone interface system on the IFEN-2 through which passengers would be able to pay for telephone calls via credit cards or prepaid debit cards. This feature is expected to be available in late 1997.

         The options that will actually be available on any particular flight will depend upon applicable regulations, the ability of the Company to license or otherwise obtain the rights to programming software, the preferences of the airline and the performance and reliability of the installed system. The price, if any, charged to passengers for various entertainment options will be determined by each airline and/or the Company and will be based upon a number of factors, including airline marketing strategies, the cost of similar entertainment options available in other media, the fee, if any, charged by a licensor of such programming and other factors. In addition, use of passenger identification and other information, especially information obtained via credit cards, is limited by certain privacy statutes and regulations.

         TECHNOLOGICAL ASPECTS OF THE ENTERTAINMENT NETWORK

         Gaming Management. The Entertainment Network is designed to provide airline management with the capability for real time gaming management by tracking the entire gaming process on all of the system's in-seat video terminals collectively or individually. In particular, the Entertainment Network is designed to store the complete history of all wagers and game outcomes on all of the in-seat video terminals. The stored information may include passenger/player identification numbers, the times of transactions, the bet amounts, the amounts won or lost, the cards played, the keno balls called and alarms for management, such as of large consistent winnings and progressive jackpot hits. If desired, the IFEN-2 design can be customized to permit all gaming related information, including the alarms, to be observable in flight on the screen on the cabin file server, or on the ground after periodic downloading using a Central Ground System described below. The system is also designed to limit the wagers, aggregate losses and winnings by any individual player to any amounts selected by the airline.

         The Entertainment Network is also designed to provide security for in-flight gaming by centralizing the critical process of generating random numbers at remote points, instead of generating random numbers in each in-seat video terminal independently. Since the in-seat video terminals do not generate the random numbers, passengers are unable to fix outcomes by tampering with the in-seat video terminals, as may happen with regular slot machines. The software and the electronics of the Entertainment Network are designed to also contain multiple layers of proprietary security measures.

         Distributed Network Architecture. The capabilities and reliability of any interactive system are determined, to a large extent, by the architecture of the communication network. The Entertainment Network is based on a distributed network designed to provide centralized control while reducing the possibility that a single point of failure will disrupt the operation of more than a small portion of the network. The Entertainment Network is centrally controlled on an aircraft by the cabin file server. The cabin file server is the central computer designed to coordinate and control all functions of the Entertainment Network. The cabin file server provides security for transactions on the Entertainment Network by providing multiple layers of software and hardware security systems. These security systems are designed to record all transactions for later downloading to the Central Ground System, as well as control the generation of all random factors that determine the outcome of any casino games being played by the passengers.

         The cabin file server controls a number of cluster controllers, and each cluster controller controls a group of approximately 32 in-seat video terminals. Consequently, the failure of one in-seat video terminal should not affect the operation of other terminals on the aircraft. Similarly, the failure of an individual cluster controller is expected to affect only the in-seat video terminals controlled by that cluster controller, and not the operation of the other in-seat video terminals on the aircraft. Further, even if the cabin file server fails, each cluster controller is designed to continue to operate autonomously without the cabin file server, except for certain gaming management functions which are performed by the cabin file server.

         The distributed network architecture is also designed to permit the Entertainment Network to deliver the short transaction response time required for interactive applications, while using lightweight and inexpensive hardware. Since interactive applications generally require several computerized communications transactions per event, an ordinary cabin file server can experience software overload, thereby creating a system failure at some or all of the in-seat video terminals. By designing the Entertainment Network to shift a portion of the workload to each cluster controller, the Company believes the distributed network architecture can reduce those performance problems.

         Central Ground System. Located at the Company's executive offices in Phoenix, Arizona, the Central Ground System is a computer system developed by the Company to serve as the control focal point for all of the Company's installed Entertainment Networks. The Central Ground System is provided with accounting and statistical data accumulated by the Entertainment Networks during flight. The Central Ground System can then process this data in order to, among other things, post the passenger transactions to their respective credit card processing centers and provide airline management with a variety of accounting and statistical reports. In addition, the Central Ground System can upload new information to the Entertainment Networks as needed, such as new games, shopping catalogs or other programming software. If real time downloading is not implemented, the data interchange between the aircraft and the Central Ground System will occur on the ground via a direct local telephone or radio link, or by using a removable magnetic cartridge. The Central Ground System is intended to store the complete history of all passenger transactions and allow airline management to access comprehensive data logs for each individual in-seat video terminal, subject to applicable privacy rules governing credit card processing.

AIRLINE CONTRACTS

         Swissair

         Effective July 18, 1996, the Company entered into an agreement with Swissair (which was amended and restated effective October 22, 1996) to provide for delivery and installation by the Company of IFEN-2 systems on sixteen Swissair MD-11 aircraft and five Swissair B-747 aircraft (as amended, the "Swissair Agreement"). Under the Swissair Agreement, the Company will also provide various maintenance and operational services for the installed IFEN-2 systems. Effective October 22, 1996, the Company also executed an agreement (the "ILL Agreement") with Interkantonale Landeslotterie ("ILL"), the operator of the Swiss lottery based in Zurich, Switzerland, under which the IFEN-2 systems installed on Swissair aircraft will allow passengers to participate in various Swiss lottery games. The IFEN-2 shipsets installed on Swissair aircraft are expected to include various gaming options, including Slots, Keno and Risiko (a Swiss lottery game). The Swissair system may also feature other casino-style games pending, among other things, approval of Swissair, ILL and Swiss authorities.

         In addition to the standard IFEN-2 features described above under "-- The Entertainment Network," the Swissair systems are also designed to permit passengers to view, among other things, the Swissair "moving map" (which shows aircraft location, airspeed and other flight information) and certain Swissair flight and airport information.

         Under the Swissair Agreement and the ILL Agreement, subject to the terms thereof, the Company is entitled to receive an aggregate purchase price for the twenty-one IFEN-2 systems of approximately $72 Million, plus costs of installation and upgrades and certain design modification costs. The Company's cost of goods sold for the Swissair systems is expected to be substantially comparable to the aggregate purchase price. The Company is also entitled to be reimbursed for certain costs to be incurred in connection with maintaining and operating the installed systems. However, the Company's operating expenses and the purchase price are payable only out of net revenues (after deducting credit card and lottery permit fees) received from passenger participation in the lottery and, if any, casino games. Further, the Company may receive such amounts only after Swissair is first reimbursed from the net lottery revenues for certain expenses incurred in connection with the installation and operation of the IFEN-2 systems. ILL is entitled to any net gaming revenues remaining after payment of Swissair's operating expenses, the Company's operating expenses and the aggregate system purchase price. The Company will also receive a percentage of revenues and commissions from advertising and shopping services available on the installed IFEN-2 systems.

         The Swissair Agreement also provides the Company, subject to satisfaction of certain conditions, the exclusive right to install and operate gaming equipment on these twenty-one airplanes and on all other longhaul aircraft operated by Swissair, and a right of first negotiation to operate gaming equipment on all shorthaul aircraft operated by Swissair.

         Installation of the IFEN-2 on the first Swissair aircraft is scheduled to be completed on or about January 26, 1997. The remaining installations are scheduled to take place at the rate one to two shipsets per month through February 1998. Subject to certain exceptions, the Swissair Agreement subjects the Company to certain penalties if IFEN-2 systems are not timely installed.

         The Swissair Agreement requires the Company to provide certain support and maintenance services, upgrades, installation, initial training of Swissair personnel and other support services during the life of each system, for which the Company will be reimbursed through gaming revenues as described above. The Swissair Agreement shall remain in force through December 31, 2003 as to each MD-11 aircraft and through December 31, 2001 as to each B-747 aircraft.

         Debonair

         In March 1996, the Company entered into a contract (the "Debonair Agreement") with Debonair, a start-up European airline. The Debonair Agreement provides for the Company to deliver IFEN-2 systems (including video casino-style gambling) for all seats on Debonair's entire fleet, which consists of six RJ-146 aircraft. The aggregate purchase price to be paid by Debonair for the hardware components of the six IFEN-2 systems and related spare parts is approximately $5.8 Million. However, the Debonair Agreement provides that, provided Debonair utilizes the casino gaming feature of the Entertainment Networks, Debonair is not required to pay any up- front funds to the Company for the six Entertainment Networks. Instead, payments to the Company will be made solely through a revenue-sharing arrangement, which provides that the Company will receive a percentage of revenues generated by the Entertainment Networks, principally casino gaming revenues, until the aggregate purchase price plus accrued interest for all six Entertainment Networks is paid, and thereafter the Company will receive a reduced percentage of such revenues. The Debonair Agreement further provides that, if the use of the casino gaming features of the IFEN-2 systems is ordered by law to cease, then no further payments of purchase price for each delivered system shall be due.

         The Entertainment Network is currently scheduled to be delivered for the first Debonair aircraft in March 1997. The system is expected to be delivered for the remaining Debonair aircraft at subsequent dates which will be determined based on aircraft groundtime schedules and resolution of any other technical issues. Subject to certain exceptions, the Debonair Agreement subjects the Company to certain penalties if the IFEN-2 systems are not timely delivered.

         The Debonair Agreement requires the Company to provide, free of charge, certain support and maintenance services, upgrades, installation support, initial training of Debonair personnel and other support services during the life of each system. In addition, the Company is required to provide Debonair with spare parts free of charge so long as gaming is in operation.

         The Debonair Agreement shall remain in force, as to each aircraft upon which an Entertainment Network is installed, for a period of eight years from the operation of such Entertainment commences.

         Alitalia

         The Alitalia Agreement provides for the Company to sell, service and support the first generation Entertainment Network in the first/business class section on five Alitalia aircraft and (for additional compensation) to provide certain spare parts, in exchange for the payment by Alitalia of an aggregate of approximately $2.7 Million for the hardware components ($3.25 Million if certain spare parts are ordered). The system provided to Alitalia is designed to feature video-on-demand capability, offering passengers up to 20 movies and/or short subjects to choose from, and various arcade games. The Alitalia Agreement does not presently provide for, and is not expected to provide for, passenger use of gambling features of the Entertainment Network.

         The Company has delivered five systems to Alitalia and, to date, four of such systems have been installed and are in operation. Alitalia has used the fifth system delivered by the Company to provide spare parts for the four installed systems. Consequently, the fifth system has yet to be installed and will not be installed unless Alitalia orders additional spare parts. Of the approximately $2.7 Million purchase price, the Company has received approximately $1.1 Million to date, and $1.6 Million is currently due. See "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In addition to the foregoing prices for the hardware, the Alitalia Agreement provides that in the event Alitalia determines to charge its passengers for any entertainment options, then, after deducting any applicable licensing or other acquisition fees, all revenues will be divided between the parties based upon specified percentages. In addition, the Alitalia Agreement provides that if Alitalia determines to include gaming on the system, a specified percentage of all Entertainment Network revenues will be credited to Alitalia until such time as it shall have recovered all amounts previously expended for hardware purchases. Moreover, the Alitalia Agreement permits Alitalia to utilize the Entertainment Network for the exhibition of up to 90 minutes of programming not supplied by the Company. However, the Company has the sole and exclusive right to operate all channels on the Entertainment Network during the term of the agreement.

         The Alitalia Agreement shall remain in force, as to each aircraft upon which an Entertainment Network is installed, for a period of eight years from completion of the installation of such system. However, in the event gaming is commenced on any such aircraft, the term shall be extended to a period of eight years from the date gaming is commenced.

SALES AND MARKETING

         Concurrently with its efforts to further develop the Entertainment Network and perform under its existing contracts, the Company is marketing the Entertainment Network to additional airlines. The Company markets the Entertainment Network to airlines directly with the assistance of Hyatt, as well as through independent sales representatives, and generally seeks to obtain long-term contracts to provide the Entertainment Network to airlines. See "-- Airline Contracts." Although the Company has commenced negotiations with several airlines, it has thus far entered into agreements only with Swissair, Debonair and Alitalia for the purchase of the Entertainment Network. The Company generally expects that, as with its existing contracts, any future airline contracts will be exclusive to the Company, thereby restricting the ability of competitors from providing programming over the Entertainment Network. However, in order to take advantage of market opportunities, the Company could elect to depart from this strategy in some cases, such as by permitting a limited amount of time to be allotted to programming acquired by the airline from third parties while retaining ultimate control over operation of the systems.

         Because the Company believes the demand for in-flight entertainment systems is greater on longer flights, the Company is focusing its marketing assistance on airlines with long-haul routes. In addition, because gaming can generally be expected to generate greater revenues and profitability than other features of the Entertainment Network, and because the use of gaming devices is prohibited on flights to and from the United States, the Company is directing its sales efforts primarily toward international carriers or domestic carriers with international routes. However, the Company will also be subject to the laws of foreign jurisdictions which may similarly restrict or prohibit the gaming or other activities offered on the Entertainment Network.
See Government Regulation."

         The Company has in the past entered into agreements with several non-affiliated sales representatives in foreign countries to market and promote the Company's products and assist in the negotiations with airlines. Such agreements typically provided for the sales representative to act as the Company's exclusive representative in a particular territory or with respect to a particular airline.

         In November 1996 the Company restructured its approach to sales and marketing by entering into the Alliance Agreement. See "-- Strategic Alliance With Hyatt Group." Consequently, the Company intends to reduce its use of foreign sales representatives (subject to existing contracts) and instead utilize the marketing efforts of Hyatt and its own efforts to promote sales of the Entertainment Network. The Company also expects to increase its participation in industry trade shows, including air shows, and to further develop its library of brochures and other marketing materials.

         The purchase price of an Entertainment Network is relatively high - estimated to range from approximately $700,000 to $6,500,000 per aircraft depending upon various factors such as the size and type of the aircraft, the requested system features and the degree of demonstrated commercial viability and market penetration of the Entertainment Network. To counter this fact, the Company's marketing efforts emphasize the many features of the Entertainment Network as a way to generate increased revenues to the airline. In addition, the Company in some cases helps to defray this high up-front cost by structuring its contracts such that, in lieu of receiving all (or even a portion) of the purchase price upon delivery, it receives a percentage of the net revenue derived from passengers' use of the fee-based interactive entertainment options on the system (particularly the gaming features). In such cases, the net revenues (after deducting direct operating costs) may be divided between the Company and the airline on a negotiated bases. Alternatively, in lieu of such revenue sharing, the Company may agree that the purchase price will be paid only from such revenues.

         The high system purchase price also tends to result in a relatively extensive sales cycle, which can include the evaluation of the Company's technology, a test installation of the Entertainment Network and negotiation of related agreements. The sales cycle is also dependent upon a number of other factors beyond the Company's control such as the financial condition, safety and maintenance concerns and purchasing patterns of particular airlines and the airline industry generally. Historically, airline profitability has been extremely cyclical and, since the passage of deregulation legislation, many airlines have had difficulty operating at a profit.

         In connection with its ongoing marketing and sales efforts, the Company is in various stages of negotiations and proposals with certain airlines. Specifically, in December 1996, the Company was notified that it had been selected by Qantas as the preferred in-flight entertainment tenderer to participate in a bid alignment process for the possible supply of an in-flight entertainment system which may be installed on Qantas' long haul fleet. The bid alignment process, which is expected to be completed at the end of February 1997, is part of Qantas' evaluation of tenderers to provide an integrated interactive in-flight entertainment system. Qantas has indicated that, at the conclusion of the bid alignment process, it will review the project and assess if an integrated solution which meets its requirements can be provided by the preferred tenderers. At this time a decision is expected from Qantas as to whether to continue the project further with the preferred tenderers or to seek other potential suppliers. However, a decision by the Qantas Board of Directors whether (and with which supplier) to install an interactive in-flight entertainment system is not expected until later in 1997.

         The Company has also executed nonbinding letters of intent with certain other carriers, including a letter of intent with PetrolAir to install the Entertainment Network (including video casino style gambling) on two PetrolAir aircraft.

         There can be no assurance that the Company will successfully negotiate definitive agreements with Qantas, PetrolAir or any other airlines.

         The Company anticipates that its marketing efforts, and the expenses associated therewith, will continue to be substantial in the first few years of its operation.

PRODUCT DEVELOPMENT

         The Company has continued to expand the functionality of the Entertainment Network to include additional features, and the IFEN-2 version now includes new features such as secure casino gaming, the ability for passengers to pay for gaming and other features directly through their credit cards, interactive in-flight shopping and advertising capability, and enhanced video on demand. Further, the IFEN-2 version is lighter and, the Company believes, easier to maintain than the first generation Entertainment Network and includes in-seat terminals for coach class seats as well as first and business classes.

         Research and development expenses during fiscal 1996 and fiscal 1995 were approximately $5.3 Million and $2.4 Million, respectively. Such amounts have not been borne by customers. The Company intends to seek to include an undetermined portion of such amounts in the purchase price of the Swissair systems, but there can be no assurance that any portion of such amounts will be recoverable. See "-- Airline Contracts -- Swissair."

         The Company believes that continued investment in product development is required in order for the Entertainment Network to continue to be competitive in the in-flight entertainment industry. The Company intends to broaden the entertainment options and other features available on the Entertainment Network through internal development, the use of independent software developers and has licensing or acquiring other rights to products, generally in digitized format, for in-flight use. The Company intends to continue to expand its in-house development staff and to acquire additional software development equipment.

         Specifically, the Company is continuing its efforts to expand the functionality of the Entertainment Network to include by late 1997 such additional features as a telephone interface system and audio-on demand. The Company intends to continue to develop further enhancements to the Entertainment Network as technological advances permit improved graphics, audio and other features and to take advantage of emerging interactive software technologies. The Company anticipates that it will, from time to time, further reconfigure the hardware components of the System to accommodate different aircraft seat designs. The Company also must continue to develop software interfaces to ensure compatibility of interactive entertainment and educational programming and software which the Company plans to add to the Entertainment Network, as described below.

         The Company also intends to continue to expand its library of movies, games and other programming available to passengers. The Company has arrangements with certain movie distributors pursuant to which the Company chooses from lists of available movies from each distributor, and compiles the lists for presentation to the airlines. However, with the exception of certain casino gaming software licensed from FortuNet and a limited number of casino and arcade games developed to date by the Company, the Company does not currently own or have rights to use or include any entertainment or other programming software for use on the Entertainment Network. See "-- The Entertainment Network -- Entertainment Options." As part of its overall business strategy, the Company intends to evaluate additional programming software for availability on the Entertainment Network. Because of the digital-based technology incorporated in the Entertainment Network, the Company believes that the network will be able to accommodate a variety of interactive multi-media software products and services available or under development in digitized format. However, although the Company has had discussions with certain entertainment software developers, it has not yet entered into any long term agreements or arrangements to obtain rights to any such programming software other than "Reversi." In addition to casino gaming, arcade games and movies, the Company intends to obtain rights to television and news broadcasts, shopping (catalog or video), sporting events and educational programs.

         The foregoing plans for product development contain forward looking statements, and no assurance can be given as to which, if any, of the above-described features and enhancements under development will ultimately be fully developed. The Company's ability to continue further developing the Entertainment Network will be dependent on several factors including technical difficulties encountered in development, availability of commercial software, technological advances in the electronics industry generally, and the Company's ability to raise significant additional capital. See "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements."

COMPETITION

         The Company believes that the market for technologically advanced in-flight entertainment systems is still emerging and that competition to provide such services to the airlines will be intense. The Company is aware of several other companies that provide systems that compete with the Entertainment Network, some of which have been installed on aircraft. Most of these competitors have substantially greater financial and other resources than the Company and, accordingly, may have a significant competitive advantage over the Company. The Company's principal competitors include BE Aerospace, TNCI, Hughes-Avicom, Matsushita and Sony. The Company is also aware of several other companies that are attempting to develop in-flight entertainment systems or seeking joint ventures in the field.

         The Company believes it will compete with other companies primarily on the basis of its advanced hardware and software technology and the variety of entertainment options both currently available on and under development for the Entertainment Network. In addition, the Company believes that components of the Entertainment Network are smaller and weigh considerably less than those of several competing in-flight entertainment systems. Because aircraft weight directly affects operating costs, the weight and size of in-flight systems may be a critical factor for an airline seeking to conserve fuel or generate additional cargo revenue. There can be no assurance, however, that the Company will be able to compete successfully in the in-flight entertainment market.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         Since the commencement of operations, the Company has developed a catalogue of proprietary technology and know-how relating to the Entertainment Network and its related systems. To date, the Company has not filed any patent applications with respect to such proprietary technology and know-how, but may elect in the future to do so.

         In October 1994, the Company entered into an Intellectual Property License and Support Services Agreement with FortuNet, which was amended and restated on November 7, 1996 (as amended, the "FortuNet License"). FortuNet is a licensed gaming equipment manufacturer that distributes to casinos and other gaming establishments video gaming networks which incorporate certain of the technologies developed by FortuNet and licensed to the Company for airline use. The FortuNet License grants the Company a worldwide, perpetual license to FortuNet's current and future patents, copyrights, trade secrets and related know-how covering a computerized system for use in all fields other than bingo halls. Further, this license is exclusive to the Company within the airline industry. As consideration, the Company must pay FortuNet an annual license fee of $100,000 in monthly installments through November 2002. The Company was previously required to compensate FortuNet for certain development, support and maintenance services, but this obligation has been terminated. Further, the restated version of the FortuNet License no longer prohibits the Company from engaging in any gaming activities outside of airplanes. In exchange for these amendments and certain other modifications, the Company issued to FortuNet a warrant to purchase fifty-thousand shares of Class A Common Stock.

         The FortuNet License covers three United States patents and three foreign patents as well as certain unpatented technology. The licensed patents include United States patents claiming (i) an electronic bingo game, (ii) an electronic game network and a predetermined set of game cards, and (iii) an electronic game network capable of executing concurrently at least two different games. The Fortunet License also covers certain corresponding foreign patents. The FortuNet License also includes United States and foreign copyrights, trade secrets, know-how and any other proprietary technology and intellectual properties now owned by FortuNet that cover the technology.

         The use of the Company's technology, including the patented technology licensed from FortuNet, may give rise to claims that the Company's products infringe the patents of others. The Company is aware of a number of United States and foreign patents which include claims relating to technologies similar to those included in the Entertainment Network. The Company has agreed to pay costs and damages in connection with any patent infringement claims brought against Swissair, Debonair or Alitalia as a result of their use of the Entertainment Network.

         There can be no assurance that the issued patents licensed from FortuNet will provide the Company with any significant competitive advantage or that challenges will not be instituted against the validity or enforceability of any patent licensed by the Company or, if instituted, that such challenges will not be successful. Certain of the patents underlying the technology licensed from FortuNet are the subject of litigation to which the Company is not a party. The cost of litigation to uphold the validity and protect against infringement of patents can be substantial. Furthermore, there can be no assurance that others will not independently develop substantially equivalent or more advanced proprietary information and techniques or otherwise gain access to the Company's current or future-created unpatented trade secrets or obtain such technology or duplicate the Entertainment Network. In addition, to the extent that consultants (including FortuNet), key employees or other third parties apply technological information developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company. In addition, there can be no assurance that the Company can meaningfully protect its intellectual property in foreign countries, particularly in countries where there are no patents corresponding to those patents licensed from FortuNet.

CUSTOMER MAINTENANCE AND SUPPORT

         The Company's airline contracts generally call for the Company to provide airline customers with periodic upgrades of the software incorporated in the Entertainment Network. The Company trains airline personnel on the use of the network after an initial airline installation and for a short period thereafter. The Company is also generally obligated to provide ongoing maintenance and support for the installed systems over the life of the contracts. The Company's strategy is to contract with one or more third parties to provide international customer support and maintenance service for the Entertainment Network. In addition to service and repair functions, it is expected that such entity would be responsible for removing and replacing, on a regular basis, any software products which are not transmitted via the Central Ground System (a capability currently being developed), and, in the event satellite or cellular transmission from the aircraft to the Central Ground System is not available, for removing and transmitting to the Central Ground System the removable magnetic cartridge containing transaction data and billing information generated by the aircraft's Entertainment Network (a capability currently being developed). Because the Company is not expected to have the personnel or financial resources to perform this function directly, the failure to obtain such an arrangement could have a material adverse affect on the Company's ability to perform under its contracts or to obtain purchase commitments from additional airlines. See "-- Airline Contracts."

MANUFACTURING, ASSEMBLY AND INSTALLATION

         The Company obtains most of the components of the Entertainment Network from commercially available sources. To date, the Company has engaged in only limited manufacturing operations and, when required components have not been commercially available, has subcontracted out substantially all component manufacturing. The Company has leased manufacturing and warehouse facilities in Phoenix which it uses to assemble the Entertainment Networks. The Company anticipates that this facility will be sufficient to satisfy the Company's needs through 1998. See "Item 2 -- Description of Property."

         Installation of the Entertainment Network on an aircraft is estimated to require at least four to seven days, depending upon the number of installed seats, and longer for the initial installations. Moreover, due to the high cost of grounding an airplane, the Company anticipates that installations are more likely to be scheduled during the off-season for the airline customer, generally the winter months. Because of the manpower and experience required to perform installations, and due to the inherent relationship between installation and the STC application and compliance process, the Company has contracted with Hollingsead International to perform system installation on all Swissair aircraft. Alitalia made, and Debonair is expected to make, its own arrangements for installation of the system on its aircraft. The Company anticipates that future installations, if any, will be performed by an experienced third-party subcontractor such as Hollingsead International. See "-- Government Regulation."

GOVERNMENT REGULATION

         The installation and use of the Entertainment Network on any particular aircraft will require prior certification and approvals from the FAA and certification and approvals from aeronautical agencies of foreign governments. Because the installation of the Entertainment Network is considered a major modification to an aircraft, the Company must apply for and be granted a Supplemental Type Certificate ("STC") from the FAA. This is a multi-step process involving required interim approvals. A separate STC will be required with respect to each aircraft type on which the Entertainment Network will be installed. Once an STC is issued with respect to an aircraft type, the unit may be installed on other aircraft of the same type with the same configuration provided each installation is performed in a manner as specified by the aircraft specific STC. To date, the Company has obtained one STC for Alitalia MD-11 aircraft.

         Because the process of obtaining an STC is highly technical, the Company has entered into agreements with Hollingsead International and its subsidiary Elsinore Aerospace Services (collectively, "Hollingsead") to assist the Company in the application and approval process. Hollingsead is an FAA designated engineering representative experienced in-flight entertainment systems and has the authority to approve, subject to final FAA review, certain aspects of the Company's STC applications.

         Once the Company identifies the specific aircraft type on which the Entertainment Network will be installed, it will, through the subcontractor, make application to the FAA for the STC for that aircraft type. Thereafter, the FAA will initially establish the certification criteria required to be met for approval, which will include an in-flight test. The FAA, or its designee, subject to FAA review, will review all necessary certification and technical drawings, manuals and procedures for adequacy and compliance; issue necessary interim approvals including permission to conduct a flight test of the Entertainment Network; review the results of the flight test; perform inspections to ensure that both the components of the Entertainment Network and their installation and operation conform to the certification requirements; and issue the STC. In addition, the Company or its subcontractor must obtain from the FAA a Parts Manufacturer Approval ("PMA") with respect to the components of the Entertainment Network to be installed on each specific aircraft type for which an STC is granted. There can be no assurance that the Company will be issued the STCs and PMAs for which it applies or that if such approvals are granted, that they will be granted within a reasonable time frame or within the amount budgeted by the Company for such approvals. See "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements."

         The FAA, in the issuance of the STC, will consider such factors as whether the Entertainment Network will interfere with the operational and navigational equipment installed on the aircraft; whether the electrical components of the Entertainment Network are compatible with those of the aircraft; whether the components of the Entertainment Network installed in the passenger seats will interfere with emergency egress from the aircraft; whether the components of the Entertainment Network will, if subjected to heat or fire, emit toxic fumes; and similar safety and flight-related concerns.

         Federal law grants to the FAA the authority to reexamine at any time the basis upon which certification and approval of the Entertainment Network may be granted and, if appropriate, to amend or revoke such certifications and approvals, subject to certain appeal rights.

         In addition to approvals required to be obtained from the FAA, the Company may be required to obtain certification and approval of the Entertainment Network from the aeronautical authorities of foreign countries. In many cases, through technical working agreements between the FAA and the foreign aeronautical authorities, such authorities accept the FAA issuance of the STC as approval, although certain country authorities reserve the right to independently review the data and the compliance criteria which support the issuance of the STC and to reach an independent determination on whether to approve the equipment for installation and operation. There can be no assurance that necessary foreign government approvals will be obtained, or if obtained, within a reasonable time frame or within the amount budgeted by the Company for this aspect of the project.

         United States law, with certain exceptions, currently prohibits the knowing transportation of gaming devices on aircraft operated in interstate air transportation. In addition, states may prohibit the transportation and use of gaming devices on flights operating between two points in a single state. Federal law also prohibits the installation, transportation or operation of gaming devices by any U.S. or foreign air carrier or for such carriers to permit their use on aircraft operated to or from the United States in foreign air transportation. However, Federal law does not restrict flights by foreign air carriers between non-U.S. points, even if the aircraft routing includes a segment to or from the U.S. Federal law does not restrict the transportation of gaming devices installed on aircraft operating into or out of the U.S., provided that such devices are disabled. The United States Secretary of Transportation was directed by law to conduct a study and to report to Congress on the safety, commercial and operational issues posed by gaming devices aboard commercial aircraft. However, in a study released in 1996, the Secretary did not recommend that Congress take any action to revise current law and recommended that further studies be conducted to determine, among things, the competitive need for gaming devices gaming on such flights. Moreover, the laws regarding the transmission of gaming data into, out of, or within United States territory, even where such data was lawfully obtained in another jurisdiction, are unclear. As a result, there can be no assurance that the transmission of such data will not be restricted or prohibited. Because gaming can generally be expected to generate greater revenues and profitability than other entertainment options expected to be available on the Entertainment Network, the inability to offer gaming on flights may have a material adverse impact on the Company's business and on the market acceptance by airlines of the Entertainment Network. The Company will also be subject to the laws of foreign jurisdictions which may similarly restrict or prohibit the gaming or other activities offered on the Entertainment Network.

EMPLOYEES

         As of January 17, 1997, the Company employed 110 people on a full-time basis and 14 people on a temporary basis. None of the employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good. The Company also retains consultants to conduct specific engineering or development activities. In order to meet its current business plan, the Company will need to continue to expand its staff of technical and administrative personnel.


ITEM 2  --  DESCRIPTION OF PROPERTY

         The Company's principal executive offices and assembly and warehouse facilities, located in Phoenix, Arizona, contain approximately 57,900 square feet of space and are occupied pursuant to three separate leases providing for an annual aggregate rental of approximately $64,000, subject in part to annual increases. Two of the leases expire in July 1999 and the other (covering assembly space) expires in October 1998. The Company believes that its Phoenix facilities will be sufficient for its executive office, assembly and warehouse facilities through 1998. The Company also leases approximately 2,500 square feet of office space in New York, New York (at an annual rent of approximately $53,000 under a lease expiring in October 1998), and an additional 2,300 square feet of office space in Los Angeles, California (at an annual rent of $40,000 under a lease expiring in August 1998). As a result of the consolidation of the Company's operations to Phoenix, the Company is attempting to terminate the New York and Los Angeles leases or to sublet the space to third parties.

         The Company has no policy regarding investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities. However, the Company currently holds no such investments.

ITEM 3  --  LEGAL PROCEEDINGS

         The Company is not currently a party to any pending legal proceedings.


ITEM 4  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Company held its 1996 Annual Meeting of Stockholders (the "Annual Meeting") on August 12, 1996 and held adjournments thereof on August 26, 1996, September 10, 1996 and October 1, 1996. At the Annual Meeting, the following matters were submitted to a vote of stockholders, and the inspector of elections has indicated the results of stockholder voting were as indicated below.

         1.  ELECTION OF DIRECTORS

         At the Annual Meeting, the stockholders elected the directors of the Company to serve for the coming year.

         The following individuals were elected as new directors:

                                                          For                     Withheld                Broker Non-Votes
                                                          ---                     --------                ----------------
         General Alexander M. Haig, Jr.                25,384,890                  28,050                     0

         The following individuals were elected to continue to serve as directors:

                                                                  For                     Withheld            Broker Non-Votes
                                                                  ---                     --------            ----------------
         Michail Itkis                                         25,393,190                  19,750                 0
         Steven M. Fieldman                                    25,392,690                  20,250                 0
         Yuri Itkis                                            25,390,990                  21,950                 0
         Boris Itkis                                           25,390,490                  22,450                 0
         Howard J. Tytel                                       25,392,690                  20,250                 0
         James H. Zukin                                        25,393,190                  19,750                 0

         2.  MODIFICATION OF ESCROW AGREEMENT

         At the Annual Meeting and at each adjournment thereof, the stockholders were also asked to approve a proposed modification (the "Modification") of the terms of an escrow agreement (the "Escrow Agreement") pursuant to which an aggregate of 3,200,000 shares of Class B Common Stock owned by current and former officers and directors of the Company are held. The Escrow Agreement currently contains conditions providing for the release of the subject shares if certain stock price and/or net income levels are reached within certain specified time frames. The Modification, if approved, would have reduced certain of the stock price levels and extend certain of the specified times.

         As of the third adjourned meeting, the results of the vote to approve the Modification were as follows:

         Votes For:                         2,417,410
         Votes Against:                       893,354
         Votes Abstaining:                    142,663
         Broker Non-Votes:                  4,454,307

         3.  APPROVAL OF AMENDMENT TO THE 1994 STOCK OPTION PLAN

         At the Annual Meeting, the stockholders were also asked to approve an amendment to the Company's 1994 Stock Option Plan (the "Plan") to increase to 2,400,000 the number of shares of the Company's Class A Common Stock which may be issued upon exercise of options granted under the Plan.

         The results of the vote to approve the amendment to the Plan were as follows:

         Votes For:                        21,334,899
         Votes Against:                       973,659
         Votes Abstaining:                     90,315
         Broker Non-Votes:                  3,014,067

         4.  APPROVAL OF APPOINTMENT OF INDEPENDENT AUDITORS

         At the Annual Meeting, the stockholders were also asked to approve the appointment, by the Board, of KPMG Peat Marwick LLP, certified public accountants ("KPMG"), as independent auditors of the Company for the fiscal year ended October 31, 1996.

         The results of the vote to approve the appointment of KPMG were as follows:

         Votes For:                        25,333,110
         Votes Against:                        34,265
         Votes Abstaining:                     45,565
         Broker Non-Votes:                          0

                                     PART II

ITEM 5  --  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

         The Company's Class A Common Stock and Class B Warrants have traded separately on the Nasdaq SmallCap Market under the symbols FLYT and FLYTZ, respectively, since March 7, 1995, the date of the Company's initial public offering. The following table sets forth the high and low last sale prices for the Company's securities for the periods commencing March 7, 1995 as reported by the Nasdaq SmallCap Market. These prices do not reflect retail mark-ups, markdowns or commissions.


CLASS A COMMON STOCK                                                               HIGH             LOW
--------------------                                                               ----             ---
 March 7, 1995 through April 30, 1995.................................            $5 1/2          $4 1/2
 May 1, 1995 through July 31, 1995....................................             6 1/4           4 7/8
 August 1, 1995 through October 31, 1995..............................            10 5/8           5
 November 1, 1995 through January 31, 1996 ...........................            12 1/4           7 1/2
 February 1, 1996 through April 30, 1996..............................            12 3/4           9 1/4
 May 1, 1996 through July 31, 1996....................................            16 1/8           8 3/8
 August 1, 1996 through October 31, 1996 .............................            15 3/4           9
 November 1, 1996 through January 17, 1997............................            12 1/2           7 7/8

CLASS B WARRANTS

 March 7, 1995 through April 30, 1995.................................           $   5/8          $  1/2
 May 1, 1995 through July 31, 1995....................................             1 1/8             1/2
 August 1, 1995 through October 31, 1995..............................             4 1/2           1 1/8
 November 1, 1995 through January 31, 1996............................             6 5/8           3 5/8
 February 1, 1996 through April 30, 1996..............................             7 7/8           3 1/8
 May 1, 1996 through July 31, 1996....................................             8               5 1/8
 August 1, 1996 through October 31, 1996..............................             7 1/2           3 1/4
 November 1, 1996 through January 17, 1997............................             4 3/8           0 1/32

         The closing sales prices of these securities as of January 17, 1997 as reported by the Nasdaq SmallCap Market were $9 3/4 per share of Class A Common Stock and $01/32 per Class B Warrant.

         As of January 17, 1997, there were 61 record holders of Class A Common Stock and 6 holders of record of Class B Warrants.

ITEM 6  --  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATION AND FINANCIAL CONDITION

GENERAL

         Interactive Flight Technologies, Inc. ("the Company") is engaged in the development, manufacture, installation and operation of a computer based in-flight entertainment network (the "Entertainment Network"), which provides aircraft passengers the opportunity to view movies, to purchase goods and services, to play computer games and, in certain cases where permitted by applicable law, to gamble through an in-seat video touch screen.

         In March 1995, the Company raised approximately $13.9 Million through its initial public offering of 3,220,000 Units, each Unit consisting of one share of Class A Common Stock, one Class A Warrant and one Class B Warrant. The Company has subsequently raised additional capital aggregating approximately $95.1 Million from exercises of its Class A and Class B Warrants.

         To date, the Company has generated revenues of approximately $3.0 Million and has incurred a cumulative losses of approximately $25.0 Million through October 31, 1996, and further losses since that date. See "Item 7 -- Financial Statements."

         The Company's current plan of operations consists of the following primary elements:

         - Performing under the Swissair Agreement, including manufacturing, assembling, delivering, installing, certifying, operating and maintaining the Entertainment Networks for all twenty-one Swissair aircraft;

         - Performing under the Debonair Agreement, including manufacturing, assembling, delivering, installing, operating and maintaining the Entertainment Networks on all six Debonair aircraft;

         - Performing under the Alitalia Agreement, including providing installation assistance for the fifth system and operating and maintaining the Entertainment Networks on all five aircraft;

         - Marketing and selling the Entertainment Network to other airlines, focusing primarily on international carriers;

         - Negotiating and performing under contracts, if any, with additional airlines including Qantas and PetrolAir;

         - Updating and enhancing the programming and software included in Entertainment Network, and developing and/or acquiring from third parties new programming and software; and

         - Continuing to develop hardware enhancements to the Entertainment Network to meet rapidly changing market and customer demands and technology.

         In November 1996, pursuant to the Alliance Agreement, the Company and Hyatt formed a strategic alliance whereby Hyatt agreed to use its best commercial efforts to assist the Company in advancing the Company's business with respect to the Entertainment Network. The Alliance Agreement also provides that the Hyatt Group will help develop and coordinate entrepreneurial and institutional financing sources for the Company. See "Item 1 -- Description of Business -- Strategic Alliance With Hyatt Group" and "-- Sales and Marketing."

         In return, Hyatt will receive warrants to purchase Class A Common Stock comprising up to ten percent of the Company's fully-diluted outstanding Class A and Class B Common Stock (after giving effect to the exercise of these warrants and the exercise of all other rights, options and warrants outstanding as of that date). One-ninetieth of these warrants will be issued for each airplane with respect to which the Company, or a joint venture subsidiary of the Company, obtains a binding purchase commitment from an airline (excluding Swissair, Debonair, Alitalia and certain smaller airlines with which the Company has had prior negotiations). Hyatt also has the right to participate in up to six airline projects through joint ventures to be partially-funded by Hyatt. Hyatt's interest in the joint ventures will be convertible into Class A Common Stock of the Company. Hyatt was also granted rights to demand four registrations, along with unlimited "piggyback" registration rights, in connection with the resale of any shares of Class A Common Stock acquired under the Alliance Agreement (other than shares acquired in the open market). In addition, Hyatt has the right to designate and has designated two individuals to serve on the Board, and these individuals received options aggregating 250,000 shares of Class A Common Stock. Hyatt also received an additional 60,000 shares of Class A Common Stock as consideration for its execution of an agreement with Qantas, which was necessary for the Company to participate in Qantas' bid alignment process. Issuance and exercise of the Hyatt warrants, conversion of Hyatt's joint venture interests, and/or issuance of the aforementioned 60,000 shares may dilute the interests of existing stockholders. See "Item 1 -- Description of Business -- Strategic Alliance With Hyatt Group" and "-- Sales and Marketing."

         The Company anticipates that any revenues derived in the future will primarily be from sales or leases of the Entertainment Network to airlines and the participation in the revenues generated from the use by passengers of the Entertainment Network, especially the gaming features. Some additional revenue is expected to arise from advertising sales and product sales. The date of revenue recognition in each case will vary depending upon the structure and terms of the applicable contract and the timing of the Company's performance thereunder. Revenues related to sales and leases are expected to constitute a substantially larger portion of the Company's revenues during the first several years of operations and can be expected to decline over time. Similarly, certain costs, particularly those related to product development and sales and marketing, may be higher during the early years of the Company's business than in subsequent years and will have an adverse effect on the Company's financial condition and results of operations. The Company has utilized, and in some cases has continuing contracts with, sales representatives in foreign countries who are entitled to a commission for their services, generally a percentage of the purchase price ranging from 7.5% to 18%. The Company generally expects to reduce its utilization of such representatives in the future and, where possible, to terminate those sales representative agreements which have not already expired.

         As the installed customer base of Entertainment Networks increases, and assuming the Company is able to enter into agreements with airlines containing revenue sharing provisions, it expects to generate a greater portion of its revenues from revenue sharing with the airlines and a lesser percentage from sales of the Entertainment Network. The Company's percentage participation in such revenues is expected to vary depending upon factors such as the entertainment options included on a particular airline's network, the initial purchase price to the airline and the payment method and schedule.

         System installation generally requires at least four to seven days per aircraft (or longer for initial installations), depending on the number of installed seats, and therefore the Company anticipates that most installations will occur during an airline's off-season, generally during the winter months. As a result, the Company might experience related seasonality in its operation and wide fluctuations in revenues. In addition, the Company might not receive any portion of the purchase price until 60 to 90 days after the related installation is complete, which may strain the Company's cash resources or lead to cash flow shortages.

         In connection with the Company's March 1995 initial public offering, stockholders of the Company deposited 3,200,000 shares of Class B Common Stock into escrow, which will be released if the Company attains certain earnings levels. In the event that any of such shares beneficially owned by current and former officers, directors, employees and consultants of the Company are released from escrow, such releases will be deemed compensatory and accordingly will result in a substantial non-cash charge to reportable earnings, which would equal the fair market value of such shares on the date of release. Such a charge could substantially increase the Company's loss or reduce or eliminate the Company's net income, if any, for financial reporting purposes for the period(s) during which such shares are or become probable of being released from escrow. Although the amount of compensation expense recognized by the Company will not effect the Company's total stockholders' equity, it may have a depressive effect on the market price of the Company's securities.

         The foregoing represents the Company's current plan of operations. Future events, including changes in technological, economic, regulatory or competitive conditions or the results of the Company's sales and marketing activities may require changes in the Company's plans.

RESULTS OF OPERATIONS

         The Company generated $2,985,402 in revenues and incurred a net loss of approximately $19,266,901 for the year ended October 31, 1996, compared to $15,523 in revenues and a net loss of $5,331,278 for the year ended October 31, 1995. The increase in revenues resulted primarily from the delivery and acceptance of the Entertainment Networks under the Alitalia Agreement. The increased losses were due to an increase in staff and facilities in order to fulfill the Company's requirements under the Alitalia Agreement, Debonair Agreement and Swissair Agreement, increased administrative fees and increased research and development expenses. The Company may incur additional losses in the future. At October 31, 1996, the Company had an accumulated deficit of approximately $25.0 Million.

         Cost of sales was $4,577,277 (153% of sales) and $2,130 (14% of sales), respectively, for the years ended October 31, 1996 and October 31, 1995. Although the Company expects to reduce the cost of sales as a percentage of sales for future periods, these percentages are likely to remain high over the next few quarters since the Company's business plan is to derive a substantial portion of its revenues from future passenger use of the Entertainment Network.

         Provisions for doubtful accounts were $1,732,377 for the year ended October 31, 1996, compared to $0 for the year ended October 31, 1995. The increase was due to a provision for the last three shipsets under the Alitalia Agreement. The Company recognized the revenue associated with these shipsets upon delivery and acceptance of the equipment in accordance with the contract. The receivable was greater than 120 days old and was deemed uncollectible after repeated failed attempts to collect.

         Research and development expenses during the year ended October 31, 1996 were $5,278,583, an increase of $2,898,389 (or 122%) from $2,380,194 for the year ended October 31, 1995. This increase reflects the Company's use of proceeds from the Class A Warrant Exercise Offer (whereby the exercise price of Class A Warrants was reduced to $5.75 and an extra 1/2 Class B Warrant was issued upon such exercise) to fund the continuing development of the Entertainment Network. See "Item 1 -- Description of Business -- Product Development."

         Marketing and administrative expenses were $9,973,867 for the year ended October 31, 1996, an increase of $7,531,452 (or 308%) from $2,442,415 for the year ended October 31, 1995. This increase was primarily due to increased marketing efforts and increase in staff and related expenses. Additionally, the Company recorded charges of $1,545,847 and $919,596 upon the issuance of warrants and Class A Common Stock, respectively. The warrants were issued pursuant to an agreement whereby Banner Aerospace, Inc. agreed to provide logistical support to enhance the Company's chances of obtaining business with a major European airline. The stock was issued upon the exercise of employee stock options which, because of a cashless exercise, resulted in a charge to compensation expense equal to the value of the shares issued. In addition, in July 1996 the Company relocated its principal offices and its design and assembly facilities to Phoenix, Arizona, and recorded relocation costs of $591,000 in connection therewith.

         Expenses for unusual items were $1,266,390 during the year ended October 31, 1996, as compared to $0 for the year ended October 31, 1995 In April 1996, the Company's President resigned but agreed to continue to serve as a consultant for one year. In October 1996, the Company's Vice President of Business Development, the Company's Vice President of Sales and Secretary, and the Company's Chief Financial Officer resigned, although each agreed to continue to serve as a consultant for one year. In connection with these resignations, the Company recognized severance expense in the amount of $752,500. In addition, the Company terminated an agreement with a foreign sales representative and consultant and, as a result, recorded $420,000 as unusual charges. The Company also settled an outstanding breach of contract claim with an individual with whom the Company had engaged in prior negotiations to become an officer, and in connection therewith recorded unusual charges of $93,890.

         The Company incurred $2,076 of interest expense during the year ended October 31, 1996, a decrease of $849,142 (or 99%) from $851,218 for the year ended October 31, 1995. The substantial decrease is a result of the repayment of a $3,100,000 loan from proceeds of its 1995 public equity offering.

         The Company received $578,267 in interest during the year ended October 31, 1996, an increase of $249,111 (or 76%) from $329,156 for the year ended October 31, 1995. This interest arose principally out of short term investments of working capital. The increase was attributable to increased funds available for such investments as a consequence of the Company's Class A Warrant Exercise Offer in May 1996 and the subsequent exercise of remaining Class A Warrants in July 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 1996, the Company had working capital of approximately $13.6 Million. The Company's primary source of funding has been through sales of its equity. Since the repayment of its 1994 bridge financing loan, the Company has not utilized significant debt financing. The Company increased its working capital in May 1996 from the proceeds of its Class A Warrant Exercise Offer from which the Company received proceeds (net of expenses and commissions of approximately $1.6 Million) of approximately $25.2 Million. The Company also increased its working capital in July 1996 from Class A Warrant exercises (prompted by the Company's notice of redemption of the remaining Class A Warrants) from which the Company received proceeds (net of expenses of approximately $40,000) of approximately $0.7 Million.

         Since October 31, 1996, the Company has experienced further losses; however, the Company increased its working capital in December 1996 from the proceeds of its Class B Warrant Exercise Offer (whereby the exercise price of Class B Warrants was reduced to $7.50) from which the Company received approximately $69.1 Million (net of expenses and commissions of approximately $4.5 Million).

         At October 31, 1996, the Company's material capital commitments were
(i) purchase orders of approximately $18.0 Million, primarily relating to inventory purchases and (ii) its obligations under the Swissair Agreement and the Debonair Agreement.

         The Company's revenues have been generated, and are anticipated to be generated, primarily from sales, leasing installation and servicing of the Entertainment Network aboard commercial and charter aircraft. The contracts the Company has executed and is currently negotiating generally provide for the Company to install the Entertainment Network on an aircraft and to be paid for the equipment and its installation and maintenance out of revenue generated by passenger use of the installed network on the aircraft. As a result, the Company must expend significant capital amounts for the test installations (which require the assembly and installation of approximately 30 to 280 in-seat video terminals, cabin file servers, cluster controllers, video-on-demand servers and SEBs and cabling the first, business and/or economy class sections of the aircraft) and subsequent assembly, installation and maintenance of the Entertainment Network on each aircraft. However, revenue as payment for the system will typically be received, if at all, only as a result of the use of the system over a potentially significant period of time. Moreover, the Company may also enter into commitments to purchase equipment necessary for additional installations, even in the absence of a purchase commitment from an airline, if such action is determined to be necessary or desirable to pursue business opportunities. The Company also expects its cash requirements to increase in future periods due to higher expenses associated with increased sales and marketing activities and financing of inventory purchases, installations and accounts receivable.

         The Company is currently using its working capital to finance all of its current expenses, including test installations, equipment purchases, product development, inventory and other expenses associated with the delivery and installation of the Swissair and Debonair Entertainment Networks, as well as for payment of continued marketing and research and development expenses. See "-- General." The Company plans to continue to use a substantial portion of its cash resources to fund its plan of operations described above. The Company believes that its current cash reserves will be sufficient to fund the Company's performance under its current contracts and to fund its other planned operations through approximately December 31, 1997.

However, after that date, the Company will require significant additional financing to continue its operations. Furthermore, although the Company is in various stages of negotiations with certain airlines, the Company's budgeted operations do not include any costs or expenses associated with any future airline contracts for the Entertainment Network. Thus, in the event that the Company obtains any additional orders for the Entertainment Network (as to which there can be no assurance), the Company would require significant additional financing in order to finance the customization, manufacture, assembly and installation of any such future orders of the Entertainment Network (which requirement may arise prior to December 31, 1997). The Company may also in the future elect to explore additional applications for its technologies other than in-flight entertainment. To do so, the Company would require significant additional capital for research and development and, if such development efforts are successful, for marketing, manufacturing and installing its new products.

         In November 1996, the Company entered into a nonbinding arrangement pursuant to which it will work with BT Securities in structuring a proposed financing of up to $150 Million of debt and equity securities (the "BT Arrangement"). The ability of BT Securities to act as placement agent is conditioned upon the satisfaction of several significant conditions. If each of the conditions is satisfied and the parties elect to effect the placement, it is expected that the placement would occur in the second quarter of calendar 1997. The Company has paid BT an aggregate of $125,000 as a work fee for services performed or to be performed under the BT Arrangement.

         As part of its obligations under the Alliance Agreement to assist the Company, Hyatt has agreed to develop and coordinate entrepreneurial and institutional financing sources for the Company.

         The Company continues to seek other sources of additional capital; however, as of January 17, 1997, the Company did not have any commitments or other definitive arrangements relating thereto other than the BT Arrangement. There can be no assurance that the Company will be able to secure significant capital or as to the amount or the terms thereof. The Company is exploring a range of financing alternatives, including the sale of debt securities and securing credit facilities.

FORWARD LOOKING STATEMENTS

         Except for historical information contained herein, the matters discussed in this ITEM 6 and elsewhere in this Annual Report on Form 10-KSB are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the failure of passenger use of the Entertainment Network to generate sufficient revenues, the failure to execute definitive agreements with additional airlines on favorable terms or at all, cost overruns in connection with the Company's current contracts, the failure of the Company to receive sufficient financing to perform under any new airline contracts or to perform sufficient future research and development, the impact of competition and downward pricing pressures, the effect of changing economic conditions and conditions in the airline industry, the impact of any changes in domestic and foreign regulatory environments or the Company's inability to obtain requisite government approvals, risks in technology development, the risks involved in currency fluctuations, and the other risks and uncertainties detailed herein.


ITEM 7  --  FINANCIAL STATEMENTS

         The audited financial statements of the Company for the fiscal year ended October 31, 1996 are located beginning at page F-1 of this Annual Report on Form 10-KSB.

ITEM 8  --  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no items or circumstances to be disclosed under this Item 8.

                                    PART III

ITEMS 9 -- 12 --  DOCUMENTS INCORPORATED BY REFERENCE

         Information with respect to Items 9, 10, 11 and 12 of Form 10-KSB is hereby incorporated by reference into this Part III of Form 10-KSB from the Registrant's Definitive Proxy Statement relating to the Registrant's 1997 Annual Meeting of Stockholders to be filed by the Registrant with the Securities and Exchange Commission on or before February 28, 1997.

ITEM 13  --  EXHIBITS AND REPORTS ON FORM 8-K

         The exhibits listed in the Index to Exhibits below are filed as part of the Annual Report on Form 10-KSB, as amended.

         (a)      EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------
1.1(1)     -      Revised Form of Underwriting Agreement
3.1(1)     -      Certificate of Ownership and Merger
3.2(1)     -      Amended and Restated Certificate of Incorporation of the Registrant
3.3(1)     -      Certificate of Amendment of Amended and Restated Certificate of Incorporation of
                  Registrant
3.4(1)     -      By-laws of the Registrant
4.1(1)     -      Warrant Agreement, dated as of March 7, 1995, by and among the Registrant, D.
                  H. Blair Investment Banking Corp. and American Stock Transfer & Trust
                  Company
4.2(6)     -      Form of Amendment to March 7, 1995 Warrant Agreement, to be entered into by and among the Registrant, D. H. Blair Investment Banking Corp., and American
                  Stock Transfer & Trust Company
4.3(6)     -      Warrant Agreement, dated as of October 24, 1996, by and among the Registrant,
                  D. H. Blair Investment Banking Corp., and American Stock Transfer & Trust
                  Company
4.4(6)     -      Form of Amendment to October 24, 1996 Warrant Agreement, to be entered into by and among the Registrant, D. H. Blair Investment Banking Corp., and
                  American Stock Transfer & Trust Company
4.5(1)     -      Form of Underwriter's Unit Purchase Option
4.6(1)     -      Specimen of Class A Common Stock Certificate
4.7(1)     -      Specimen of Class B Common Stock Certificate
4.8(6)     -      Specimen of Class B Warrant Certificate
4.9(3)     -      Specimen of Class C Warrant Certificate
4.10(3)    -      Specimen of Class D Warrant Certificate
4.11(6)    -      Stock Purchase Warrant, dated as of November 7, 1996, issued to FortuNet, Inc.
4.12(6)    -      Stock Purchase Warrant, dated as of November 12, 1996, issued to Houlihan
                  Lokey Howard & Zukin
10.1(4)    -      Amended and Restated 1994 Stock Option Plan

EXHIBIT
NUMBER                                               DESCRIPTION
------                                               -----------
10.2(6)    -      Severance Agreement between the Registrant and Steven M. Fieldman dated as of
                  November 4, 1996
10.3(1)    -      Employment Agreement between the Registrant and Michael Itkis dated as of
                  October 31, 1994
10.4(6)    -      Employment Agreement between the Registrant and John Alderfer, dated as of
                  October 2, 1996
10.5(6)    -      Severance Agreement between the Registrant and Lance Fieldman dated as of
                  November 4, 1996
10.6(1)    -      Amended and Restated Shareholders' Agreement by and among Yuri Itkis, Michael
                  Itkis, Boris Itkis, Steven M. Fieldman, Donald H. Goldman, Lance Fieldman and
                  Registrant dated as of October 6, 1994
10.7(6)    -      Amended and Restated Intellectual Property License and Support Services
                  Agreement by and between FortuNet, Inc. and Registrant dated as of November 7,
                  1996
10.8(1)    -      Amended and Restated Escrow Agreement by and between the Registrant,
                  American Stock Transfer & Trust Company, Yuri Itkis, Michael Itkis, Boris Itkis,
                  Steven M. Fieldman, Donald H. Goldman and Lance Fieldman
10.9(6)    -      Sublease and Consent, dated July 16, 1996 between the Registrant and AGF 4041
                  Limited Partnership
10.10(6)   -      Office Lease, dated July 15, 1996, between the Registrant and AGF 4041 Limited
                  Partnership
10.11(6)          - Standard Industrial/Commercial Single-Tenant Lease-Net;
                  dated as of June 27, 1996, between the Registrant and 44th
                  Street and Van Buren Limited Partnership
10.12(1)   -      Form of Indemnification Agreement
10.13(1)   -      Form of International Sales Representative Agreement
10.14(6)   -      Strategic Alliance Agreement, dated as of November 12, 1996, between the
                  Registrant and Hyatt Ventures, Inc.
10.15(6)   -      Registration Rights Agreement, dated as of November 12, 1996, between the
                  Registrant and Hyatt Ventures, Inc.
10.16(6)   -      Amendment No. 2 to Amended and Restated Shareholders' Agreement, dated as of
                  November 12, 1996
10.17(6)   -      Agreement, dated as of May 10, 1996, between the Registrant and Donald H.
                  Goldman
23         -      Consent of KPMG Peat Marwick LLP
27         -      Financial Data Schedule


---------------
 (1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2, Registration No. 33-86928.
 (2) Incorporated by reference from the Registrant's Annual Report on Form 1O-KSB for the fiscal year ended October 31, 1995, filed with the Securities and Exchange Commission on February 13, 1996, File No. 0-25668.
 (3) Incorporated by reference from the Registrant's Quarterly Report on Form 1O-QSB for the fiscal year ended July 31, 1996, filed with the Securities and Exchange Commission on September 16, 1996, File No. 0-25668.

 (4) Incorporated by reference from the Registrant's Registration Statement on Form SB-2, Registration No. 333-02044.
 (5) Incorporated by reference from the Registrant's Registration Statement on Form S-8, Registration No. 333-15767.
 (6) Incorporated by reference from the Registrant's Registration Statement on Form S-3, Registration No. 333-14013.

         (b)      REPORTS ON FORM 8-K.

                  The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended October 31, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTERACTIVE FLIGHT TECHNOLOGIES, INC.

Dated:  January 21, 1997                   By: /s/ Michail Itkis
                                              --------------------------------
                                                    Michail Itkis
                                                    Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title                                                      Date
---------                                 -----                                                      ----

  /s/ Michail Itkis
-----------------------------
Michail Itkis                          Chief Executive Officer and Director                        January 21, 1997

  /s/ Thomas M. Metzler
-----------------------------
Thomas M. Metzler                      President and Chief Operating Officer                       January 21, 1997

  /s/ John W. Alderfer
-----------------------------
John W. Alderfer                       Chief Financial Officer
                                       (Principal Financial Officer)                               January 21, 1997

  /s/ Lauren A. Snopkowski
-----------------------------
Lauren A. Snopkowski                    Controller
                                       (Principal Accounting Officer)                              January 21, 1997

  /s/ Adam Aron
-----------------------------
Adam Aron                              Director                                                    January 17, 1997

  /s/ Brian E. Barents
-----------------------------
Brian E. Barents                       Director                                                    January 21, 1997

  /s/ Alexander M. Haig, Jr.
-----------------------------
General Alexander M. Haig, Jr.         Director                                                    January 21, 1997

  /s/ Yuri Itkis
-----------------------------
Yuri Itkis                             Director                                                    January 21, 1997


                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.



                          Index to Financial Statements



                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 F-2

Balance Sheets as of October 31, 1996 and 1995                               F-3

Statements of Operations for the years ended October 31, 1996 and 1995       F-4


Statements of Stockholders' Equity for the years ended October 31, 1996
     and 1995                                                                F-5

Statements of Cash Flows for the years ended October 31, 1996 and 1995       F-6

Notes to Financial Statements                                                F-7

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
Interactive Flight Technologies, Inc.:


We have audited the accompanying balance sheets of Interactive Flight Technologies, Inc. as of October 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interactive Flight Technologies, Inc. as of October 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                           /s/ KPMG Peat Marwick LLP

Las Vegas, Nevada
January 6, 1997

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                                 Balance Sheets



                                                                                        OCTOBER 31
                                                                             --------------------------------
                                  ASSETS                                         1996                1995
                                                                             ------------        ------------
Current assets:
    Cash and cash equivalents                                                $  7,736,345        $  5,036,582
    Investment securities                                                       6,810,275                  --
    Accounts receivable, net of allowance for doubtful
      accounts of $1,732,377 and $0                                               106,602              34,913
    Inventories                                                                 4,726,935           2,046,224
    Deferred costs                                                                 48,242             300,000
    Prepaid expenses                                                              138,629             134,498
    Other current assets                                                          987,932              96,469
                                                                             ------------        ------------
                Total current assets                                           20,554,960           7,648,686
Property and equipment, net                                                     4,659,500           1,637,172
Deposits                                                                           93,030              28,944
                                                                             ------------        ------------

                Total assets                                                 $ 25,307,490        $  9,314,802
                                                                             ============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $  4,073,940        $    585,697
    Accrued expenses                                                              289,983             160,033
    Due to related parties                                                         69,240                  --
    Due to officers, directors, and employees                                      25,840                  --
    Accrued product warranties                                                  1,166,010                  --
    Accrued severance costs                                                       567,500                  --
    Other current liabilities                                                     792,071                  --
                                                                             ------------        ------------
                Total current liabilities                                       6,984,584             745,730
Noncurrent accrued severance costs                                                110,000                  --
Noncurrent accrued product warranties                                             505,035                  --
                                                                             ------------        ------------
                Total liabilities                                               7,599,619             745,730
                                                                             ------------        ------------

Stockholders' equity:
    Preferred stock, par value $0.01 per share.  5,000,000 shares
      authorized, none issued                                                          --                  --
    Class A common stock, one vote per share, par value
      $0.01 per share, 40,000,000 shares authorized, 8,102,047
      and 3,220,000 shares issued and outstanding, respectively                    81,020              32,200
    Class B common stock, six votes per share, par value
      $0.01 per share, 4,000,000 shares authorized; 3,960,000 and
      4,000,000 shares issued and outstanding, respectively, including
      3,200,000 shares placed in escrow                                            39,600              40,000
    Additional paid-in capital                                                 42,587,712          14,230,432
    Accumulated deficit                                                       (25,000,461)         (5,733,560)
                                                                             ------------        ------------
                Total stockholders' equity                                     17,707,871           8,569,072
                                                                             ------------        ------------

                Total liabilities and stockholders' equity                   $ 25,307,490        $  9,314,802
                                                                             ============        ============

See accompanying notes to financial statements.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                            Statements of Operations



                                                                    YEARS ENDED OCTOBER 31,
                                                                -------------------------------
                                                                    1996                1995
                                                                ------------        -----------
Revenue:
    Equipment sales                                             $  2,671,924        $        --
    Service income                                                   313,478             15,523
                                                                ------------        -----------
                                                                   2,985,402             15,523
                                                                ------------        -----------

Costs and expenses:
    Cost of equipment sales                                        3,711,702                 --
    Cost of service income                                           865,575              2,130
    Provision for doubtful accounts                                1,732,377                 --
    Research and development expenses                              5,278,583          2,380,194
    Marketing and administrative expenses                          9,973,867          2,442,415
    Unusual items                                                  1,266,390                 --
                                                                ------------        -----------
                                                                  22,828,494          4,824,739
                                                                ------------        -----------

                Loss from operations                              19,843,092          4,809,216

Other:
    Interest expense and amortization of debt issue costs             (2,076)          (851,218)
    Interest income                                                  578,267            329,156
                                                                ------------        -----------

                Net loss                                        $ 19,266,901        $ 5,331,278
                                                                ============        ===========



Net loss per share of common stock                              $      (3.11)       $     (1.86)
                                                                ============        ===========


Weighted average shares outstanding                                6,198,366          2,859,384
                                                                ============        ===========



See accompanying notes to financial statements.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                       Statements of Stockholders' Equity


                                                                                  CLASS A                         CLASS B
                                                   PREFERRED STOCK              COMMON STOCK                    COMMON STOCK
                                               -----------------------     -----------------------       --------------------------
                                               SHARES         AMOUNT        SHARES         AMOUNT          SHARES           AMOUNT
                                               ------         ------        ------         ------          ------           ------
Balance at November 1, 1994                       --                --            --            --        4,000,000          40,000
Initial public offering                           --                --     2,800,000        28,000               --              --
Over-allotment to underwriters - held in
    escrow                                        --                --       420,000         4,200               --              --
Sale of unit purchase option to underwriter
    for 280,000 shares                            --                --            --            --               --              --
Registration costs                                --                --            --            --               --              --
Warrants issued in connection with bridge
    financing (537,500 warrants)                  --                --            --            --               --              --
Net loss                                          --                --            --            --               --              --
                                                ----        ----------     ---------       -------       ----------        --------
Balance at October 31, 1995                       --                --     3,220,000        32,200        4,000,000          40,000
Class A common stock issued pursuant to
    Class A warrant exercise offer                --                --     4,655,320        46,553               --              --
Class A common stock issued pursuant to
    Class A warrant call                          --                --       112,020         1,120               --              --
Class A common stock issued under stock
    option plan for cash                          --                --         4,750            48               --              --
Class A common stock issued under stock
    option plan pursuant to cashless
    exercise option                               --                --        69,957           699               --              --
Warrants issued for services received
    (624,250 warrants)                            --                --            --            --               --              --
Redemption of Class A warrants
Registration costs                                --                --            --            --               --              --
Automatic conversion of Class B shares to
    Class A shares upon sale to non-holder
    of Class B shares                             --                --        40,000           400          (40,000)           (400)
Net loss                                          --                --            --            --               --              --
                                                ----        ----------     ---------       -------       ----------        --------

Balance at October 31, 1996                       --        $       --     8,102,047       $81,020        3,960,000        $ 39,600
                                                ====        ==========     =========       =======       ==========        ========


                                                      ADDITIONAL
                                                       PAID-IN           ACCUMULATED
                                                       CAPITAL             DEFICIT
                                                       -------             -------
Balance at November 1, 1994                               276,000            (402,282)
Initial public offering                                13,972,000                  --
Over-allotment to underwriters - held in
    escrow                                              2,095,800                  --
Sale of unit purchase option to underwriter
    for 280,000 shares                                        280                  --
Registration costs                                     (2,221,148)                 --
Warrants issued in connection with bridge
    financing (537,500 warrants)                          107,500                  --
Net loss                                                       --          (5,331,278)
                                                     ------------        ------------
Balance at October 31, 1995                            14,230,432          (5,733,560)
Class A common stock issued pursuant to
    Class A warrant exercise offer                     26,721,537                  --
Class A common stock issued pursuant to
    Class A warrant call                                  783,020                  --
Class A common stock issued under stock
    option plan for cash                                   36,640                  --
Class A common stock issued under stock
    option plan pursuant to cashless
    exercise option                                       918,897                  --
Warrants issued for services received
    (624,250 warrants)                                  1,545,847                  --
Redemption of Class A warrants                               (133)                 --
Registration costs                                     (1,648,528)                 --
Automatic conversion of Class B shares to
    Class A shares upon sale to non-holder
    of Class B shares                                          --                  --
Net loss                                                       --         (19,266,901)
                                                     ------------        ------------

Balance at October 31, 1996                          $ 42,587,712        $(25,000,461)
                                                     ============        ============

See accompanying notes to financial statements.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                            Statements of Cash Flows


                                                                                           YEARS ENDED OCTOBER 31,
                                                                                       --------------------------------
                                                                                           1996                1995
                                                                                       ------------        ------------
Cash flows from operating activities:
    Net loss                                                                           $(19,266,901)       $ (5,331,278)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                                       544,569              69,483
        Amortization of debt discount and deferred financing costs                               --             738,418
        Expense recognized upon issuance of stock options and
          stock purchase warrants                                                         2,465,443                  --
        Changes in assets and liabilities:
          Increase in accounts receivable                                                (1,804,066)                 --
          Increase in allowance for doubtfull accounts                                    1,732,377                  --
          Increase in inventories                                                        (2,680,711)         (2,046,224)
          Decrease (increase) in deferred costs                                             193,844            (300,000)
          Increase in prepaid expenses and other current assets                            (895,594)           (248,135)
          Increase in accounts payable                                                    3,488,243             585,697
          Increase in accrued expenses                                                      129,950              46,003
          Increase in accrued product warranties                                          1,671,045                  --
          Increase in due to related parties, officers, directors, and employees
                                                                                             95,080                  --
          Increase in accrued severance costs                                               677,500                  --
          Increase in other liabilities                                                     792,071                  --
                                                                                       ------------        ------------
                Net cash used in operating activities                                   (12,857,150)         (6,486,036)
                                                                                       ------------        ------------

Cash flows from investing activities:
    Purchase of short-term investments                                                   (6,810,275)                 --
    Purchase of property and equipment                                                   (3,508,983)         (1,696,917)
    Deposits                                                                                (64,086)            (14,046)
                                                                                       ------------        ------------
                Net cash used in investing activities                                   (10,383,344)         (1,710,963)
                                                                                       ------------        ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                               27,588,918          16,100,000
    Proceeds from issuance of notes                                                              --           1,075,000
    Proceeds from sale of unit purchase options                                                  --                 280
    Payment of bridge notes                                                                      --          (3,100,000)
    Registration costs                                                                   (1,648,528)         (2,154,962)
    Redemption of Class A warrants                                                             (133)                 --
    Financing costs                                                                              --            (117,934)
                                                                                       ------------        ------------
                Net cash provided by financing activities                                25,940,257          11,802,384
                                                                                       ------------        ------------

                Net increase in cash and cash equivalents                                 2,699,763           3,605,385

Cash and cash equivalents at beginning of year                                            5,036,582           1,431,197
                                                                                       ------------        ------------

Cash and cash equivalents at the end of year                                           $  7,736,345        $  5,036,582
                                                                                       ============        ============

Supplemental disclosure of cash flow activities:
    Cash paid for interest                                                             $      2,076        $    112,800
                                                                                       ============        ============
Noncash financing activities:
    Issuance of stock under stock option plan pursuant to cashless
      exercise option                                                                  $    919,596        $         --
                                                                                       ============        ============
    Issuance of warrants for services received                                         $  1,545,847                  --
                                                                                       ============        ============

See accompanying notes to financial statements.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                          Notes to Financial Statements

                            October 31, 1996 and 1995



(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

       DESCRIPTION OF BUSINESS

       Interactive Flight Technologies, Inc. (the Company or IFT), a Delaware Corporation, was organized in February 1994 to develop, manufacture and market a computer-based in-flight entertainment network intended to provide a wide variety of entertainment options for airline passengers. The Company currently has contracts in place with three European airlines for the sale, installation, and/or operation of the Company's computer-based in-flight entertainment network product.

       DEVELOPMENT STAGE COMPANY

       The Company was a development stage company through January 31, 1996 where the Company's activities consisted of developing, testing and receiving FAA approval for their in-flight entertainment system. On February 1, 1996, the Company began revenue generation operations with the acceptance of their first in-flight entertainment network by Alitalia Airlines, S.p.A.

       REVENUE RECOGNITION

       The Company's revenue derived from sales and installation of equipment is recognized upon delivery and acceptance by the customer. Fees derived from servicing installed systems is recognized when earned, according to the terms of the service contract. Revenue pursuant to contracts which provide for revenue sharing with the airlines and/or others will be recognized as cash is received in the amount of IFT's retained portion of the cash pursuant to the revenue sharing agreement.

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

       INVESTMENT SECURITIES

       Investment securities consist of debt securities maturing within one year with a maturity greater than three months at the time of purchase. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", these securities, which the Company has the ability and intent to hold to maturity, are carried at amortized cost.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       INVENTORIES

       Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. Inventory costs includes material, labor and manufacturing overhead. Once a part has become an integral component identifiable to a specific contract, pursuant to which the Company will retain title to the entertainment system for a period of time after it becomes operational, it is transferred to shipsets under construction.

       PROPERTY AND EQUIPMENT

       Property and equipment are carried at cost, less accumulated depreciation. Depreciation and amortization is provided on the straight-line method over the estimated useful life of the asset, which is generally 3-7 years. The costs of major remodeling and improvements on leased offices are capitalized as leasehold improvements. Leasehold improvements are depreciated on the straight-line method over the shorter of the life of the applicable lease or the useful life of the asset. Shipsets will be depreciated over the lesser of the estimated useful life of the asset or the life of the contract for which it was built.

       DEFERRED COSTS

       Deferred costs consist of prepaid video licensing and processing fees. These costs will be expensed to properly match revenues and expenses.

       RESEARCH AND DEVELOPMENT

       Research and development costs are expensed as incurred.

       WARRANTY COSTS

       The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year.

       LOSS PER SHARE

       Loss per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Usually equivalent shares in the form of stock options or other common stock equivalents are included in the calculation only when the effects are dilutive. Primary and fully diluted earnings per share is presented when the difference between the methods is greater than 3%. However, pursuant to certain rules of the Securities and Exchange Commission, the calculation also includes equity securities, including options and warrants, issued within one year of an initial public offering with an issue price less than the initial public offering price, even if the effect is anti-dilutive. The treasury stock approach was used in determining the dilutive effect of such issuances. The computation of fully dilutive loss per share results in antidilution. Shares held in escrow are not treated as outstanding during any period.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and cash equivalents, investment securities, accounts receivable, other current assets, accounts payable, accrued expenses, due to related parties, due to officers, directors and employees , and other current liabilities approximate fair value because of the short term maturity of those instruments.

       STOCK-BASED EMPLOYEE COMPENSATION AWARDS

       The Company accounts for its stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). In 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), was issued which will be effective for the Company's year ending October 31, 1997. SFAS No. 123 provides alternative accounting treatment to APB No. 25 with respect to stock-based compensation and requires certain additional disclosures, including disclosures if the Company elects not to adopt the measurement and recognition criteria of SFAS No. 123. At this point, the Company does not anticipate adopting the measurement and recognition criteria of SFAS No. 123 and therefore in future years would expect to provide the required additional disclosures in the footnotes to the financial statements.

       INCOME TAXES

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       RECLASSIFICATION

       Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

 (2)   INVENTORIES

       Inventories consist of the following at October 31, 1996 and 1995:

                                                                                1996              1995
                                                                            -------------     --------------

               Raw materials                                             $    3,554,656           803,716
               Work in process                                                  176,228           764,020
               Finished goods                                                   996,051   $       478,488
                                                                            -------------     --------------

                            Total inventories                            $    4,726,935   $     2,046,224
                                                                            =============     ==============

 (3)   PROPERTY AND EQUIPMENT

       Property and equipment consist of the following at October 31, 1996 and 1995:

                                                                               1996              1995
                                                                           --------------    --------------

              Leasehold improvements                                    $      375,708    $      164,055
              Purchased software                                               245,710            60,829
              Furniture                                                        214,366           134,003
              Equipment                                                      1,904,644         1,348,468
                                                                           --------------    --------------
                                                                             2,740,428         1,707,355
              Less accumulated depreciation                                   (451,801)          (70,183)
                                                                           --------------    --------------
                                                                             2,288,627         1,637,172
              Shipsets under construction                                    2,370,873                --
                                                                           --------------    --------------

                            Net property and equipment                  $    4,659,500    $    1,637,172
                                                                           ==============    ==============


 (4)   LICENSE AGREEMENT

       The Company has an Intellectual Property License and Support Services Agreement (the License Agreement) for its core system technology for airline use from FortuNet, Inc. (FortuNet). FortuNet is owned by a principal stockholder of the Company.

       The License Agreement provides for an annual license fee of $100,000 commencing in October 1994 and continuing for so long as the Company owns current and future rights that remain unexpired, valid and enforceable. The Company also has to compensate FortuNet at the rate of 108% of costs for development, enhancement, installation, support and maintenance services required under the License Agreement. The Company paid FortuNet $100,000 during each year ended October 31, 1996 and 1995.

       Concurrent with the License Agreement, the Company has entered into a consulting agreement with Yuri Itkis, a related party, who is a principal stockholder and director of the Company and sole stockholder of FortuNet. The term of the consulting agreement is consistent with the term of the licensing agreement. The Company paid Yuri Itkis $100,000 during each year ended October 31, 1996 and 1995.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

 (5)   NOTES PAYABLE

       In October and November 1994, the Company issued bridge notes bearing interest at 10% per annum which were due the earlier of one year from date of issue or the closing of the proposed public offering. The notes were paid in March 1995. In connection with the sale of the notes, the Company issued warrants for the purchase of 1,550,000 shares of Class A common stock at $3.00 per share. Upon completion of the public offering, the warrants were converted into warrants containing the same terms as the warrants included in units sold in the public offering. The warrants, which have been valued at $310,000, were accounted for as debt discount, amortized over the life of the loan, and fully written off at the time of repayment, resulting in a $306,105 charge to the statement of operations for the year ended October 31, 1995. In addition, the Company incurred costs in connection with obtaining the financing of approximately $460,000, which was amortized over the period of the loan and fully written off at the time of repayment, resulting in a $432,313 charge in the statement of operations for the year ended October 31, 1995.


(6)    STOCK OPTION PLAN

       In October 1994, the Company adopted a stock option plan in which options to acquire an aggregate of 600,000 shares of the Company's Class A common stock may be granted to employees, officers, directors and consultants or advisers. In November 1996, the Company amended and restated the stock option plan to increase the maximum shares which may be issued and sold under the plan to 2,400,000. The Company has granted options to purchase stock to various parties. All options were issued at a price equal to or greater than the market price of the Company's common stock at the date immediately prior to the grant and have a term of ten years. Options generally become exercisable after one to three years, at the discretion of the board of directors. At October 31, 1996 and 1995, 414,700 and 175,750 options were exercisable, respectively. The following schedule summarizes options granted, exercised and canceled for the years ended October 31, 1996 and 1995.

                                                                      SHARES          OPTIONS PRICE
                                                                   -------------  ----------------------

              Outstanding at October 31, 1994                               --              --
                  Granted                                              259,000         4.40 - 6.50
                  Canceled                                             (15,250)            5.00
                                                                   -------------
              Outstanding at October 31, 1995                          243,750         4.40 - 6.50
                  Granted                                            1,529,500        9.125 - 16.125
                  Exercised                                           (124,300)        4.40 - 11.00
                  Canceled                                             (44,250)        5.00 - 9.563
                                                                   =============
              Outstanding at October 31, 1996                        1,604,700         4.40 - 16.125
                                                                   =============

       At the discretion of the board of directors, the Company may allow optionees to elect to receive shares equal to the market value of the option, in lieu of delivery of the exercise price in cash. The market value of the shares issued is charged to compensation expense. As a result of optionees selecting this exercise option, only 74,707 shares of stock were issued upon the exercise of 124,300 options and $919,596 was charged to compensation expense for the year ended October 31, 1996.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       At October 31, 1996, 2,275,700 shares of Class A common stock were reserved for issuance upon exercise of options granted under the Company's stock option plan.


(7)    STOCKHOLDERS' EQUITY

       The Company's capital stock consists of Class A and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have six votes per share. Shares of Class B common stock are automatically convertible into an equivalent number of shares of Class A common stock upon the sale or transfer of such shares to a non-holder of Class B common stock.

       PUBLIC OFFERING

       In March 1995, the Company completed an initial public offering and received net proceeds of approximately $11,961,000 net of the underwriter's commissions and expenses approximating $2,011,000. The offering consisted of 2,800,000 Units at $5.00 per unit, each unit consisting of one share of Class A common stock, one redeemable Class A warrant and one redeemable Class B warrant. On April 24, 1995, the Company received net proceeds of approximately $1,886,000, net of commissions and expenses approximating $210,000, for the sale of an additional 420,000 Units in connection with the exercise of the over-allotment options granted to the underwriter of the initial public offering.

       In connection with the offering, the underwriter has required, as a condition of the offering, that an aggregate of 3,200,000 shares of the Company's Class B common stock be designated as escrow shares. The escrow shares are not assignable or transferable until certain earnings or market price criteria have been met. If the conditions are not met by January 31, 1999, such shares will be canceled and contributed to the Company's capital. Of the escrow shares, 1,250,000 shares will be released from escrow, on a pro rata basis, if and only if, one or more of the following conditions is/are met:

       - the Company's pretax income, exclusive of extraordinary items amount to at least $5,900,000 for fiscal 1995 or fiscal 1996, $8,000,000 for fiscal 1997 or $10,100,000 for fiscal 1998;

       - the closing bid price of the Company's Class A common stock is in excess of $16.00 for a 30-day period during the 18-month period following the public offering or in excess of $20.00 for a 30-day period in the subsequent 18-month period.

       The remaining 1,950,000 escrow shares will be released from escrow, if and only if, one or more of the following conditions is/are met:

       - the Company's pretax income, exclusive of extraordinary items, amounts to at least $8,500,000 for fiscal 1995 or fiscal 1996, $11,500,000 for fiscal 1997 or $14,500,000 for fiscal 1998;

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       - the closing bid price of the Company's Class A common stock is in excess of $22.00 for a 30-day period during the 18-month period following the public offering or in excess of $28.00 for a 30-day period in the subsequent 18-month period.

       The shares will also be released under certain circumstance if the Company is acquired or merged.

       As restrictions on such shares are removed, they will be accounted for as issued for services rendered and the fair value of such shares will be charged to operations as compensation expense.

       WARRANTS

       The following table summarizes warrant activity for the years ended October 31, 1996 and 1995:

                                                       CLASS A         CLASS B       CLASS C      CLASS D
                                                     -------------   -------------  -----------  -----------

         Outstanding at October 31, 1994               1,012,500             --            --           --
             Issued in connection with bridge
               financing                                 537,500             --            --           --
             Issued in connection with initial
               public offering                         2,800,000      2,800,000            --           --
             Issued in connection with
               underwriter's over-allotment              420,000        420,000            --           --
                                                     -------------   -------------  -----------  -----------
         Outstanding at October 31, 1995               4,770,000      3,220,000            --           --
             Issued in connection with sales                  --        294,250       165,000      165,000
               contract
             Exercise of Class A warrants             (4,767,340)     7,095,196            --           --
             Redemption of Class A warrants               (2,660)            --            --           --
                                                     ------------   -------------  -----------   -----------
         Outstanding at October 31, 1996                      --     10,609,446       165,000      165,000
                                                     =============   =============  ===========  ===========

         Exercise price                                $  7.00         $  9.75       $ 11.00       $ 14.00
                                                     =============   =============  ===========  ===========

       Each Class A warrant entitles the holder to one share of Class A common stock and one Class B warrant. Each Class B, Class C, and Class D warrant entitles the holder to one share of Class A common stock. All outstanding warrants were exercisable at October 31, 1996.

       On April 12, 1996, the Company offered to the holder of its Class A warrants to reduce the exercise price of the Class A warrants to $5.75 per share from $7.00 per share and to issue an extra one-half Class B warrant (in addition to one share of Class A common stock and one Class B warrant regularly issuable upon the exercise of each Class A warrant) upon the exercise of each Class A warrant exercised by May 17, 1996. As a result of this offer, 4,655,320 shares of Class A common stock and 6,983,176 Class B warrants were issued upon the exercise of 4,655,320 Class A warrants, yielding net proceeds of approximately $25,160,000, net of commissions and expenses approximating $1,609,000.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       Commencing one year from the date of the public offering, the Class A and Class B warrants become redeemable by the Company on 30 day's written notice at a redemption price of $.05 per warrant if the "closing price" of the Company's Class A common stock for any 30 consecutive trading days ending within five days of the notice of redemption averages in excess of $9.80 and $13.65 per share for Class A and Class B warrants, respectively. On June 25, 1996, the Company notified the remaining Class A warrant holders of its intent to call all outstanding Class A warrants for redemption on July 25, 1996. As a result, 112,020 Class A warrants were exercised, resulting in the issuance of 112,020 shares of Class A common stock and Class B warrants and net proceeds of approximately $744,000, net of commissions and expenses approximating $40,000. The remaining 2,660 Class A warrants were redeemed at $.05 per warrant.

       In April and May 1996, the Company issued stock purchase warrants to purchase 624,250 shares of Class A common stock at various exercise prices (see above schedule) in connection with an agreement with Banner Aerospace to provide logistical support to enhance the Company's chances of obtaining business with a major European airline, resulting in a $1,614,596 charge in the statement of operations for the year ended October 31, 1996.

       UNIT PURCHASE OPTIONS

       In conjunction with the public offering, the Company has agreed to sell to the underwriter and its designees, for nominal consideration, a unit purchase option to purchase up to 280,000 units substantially identical to the units being offered to the public, except that the warrants included therein are not subject to redemption by the Company unless, on the redemption date, the unit purchase option has been exercised and the underlying warrants are outstanding. The unit purchase option will be exercisable during the four year period commencing one year from the date of the initial public offering at an exercise price of $6.00 per unit, subject to certain events.


(8)    INCOME TAXES
       Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to net loss as a result of the following:

                                                                               1996              1995
                                                                           --------------    --------------

              Computed expected tax benefit                             $    6,550,746    $    1,812,635
              Change in valuation allowance                                 (6,544,334)       (1,805,532)
              Other nondeductible expense                                       (6,412)           (7,103)
                                                                           --------------    --------------

                                                                        $           --    $           --
                                                                           ==============    ==============

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       The tax effects that give rise to significant portions of the deferred tax assets are presented below:

                                                                               1996              1995
                                                                           --------------    --------------

              Deferred tax assets:                                      $                 $
                  Net operating loss carryforward                            4,925,697           819,708
                  Deferred start-up costs                                    1,281,599         1,128,849
                  Commissions not currently deductible
                    for tax purposes                                           818,267                --
                  Compensation expenses not currently
                    deductible for tax purposes                                258,171            18,982
                  Allowance for doubtful accounts                              589,008                --
                  Warranty expenses not currently deductible
                    for tax purposes                                           568,155                --
                  Other                                                         44,380           (26,596)
                                                                           --------------    --------------
                                                                             8,485,277         1,940,943
              Less valuation allowance                                      (8,485,277)       (1,940,943)
                                                                           --------------    --------------

                            Net deferred tax assets                     $           --    $           --
                                                                           ==============    ==============

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management has provided a valuation allowance for 100% of the deferred tax assets as the likelihood of realization cannot be determined. As of October 31, 1996, the Company has a net operating loss
       (NOL) carryforward for federal income tax purposes of approximately $14,487,000, which begins to expire in 2009. The Company likely under went a change in ownership in accordance with Internal Revenue Code
       Section 382, the effect of which has not yet been determined by the Company. This change would effect the timing of the utilization of the NOL.

(9)    RELATED PARTY TRANSACTIONS

       The Company has an exclusive license agreement for its core system technology from FortuNet, Inc. FortuNet is owned by a principal stockholder of the Company. Additionally, the Company has a consulting agreement with a director who is also a principal stockholder of the Company and sole stockholder of FortuNet, Inc.

       The Company has a letter agreement dated May 28, 1996 with a specialty investment banking firm (the Firm) to act as the Company's financial advisor. The senior managing director of this Firm is also a director of the Company. The terms of the agreement call for a $50,000 non-refundable retainer fee upon execution of the agreement and additional retainer fees of $20,000 per month through December 31, 1997. In the event that certain specified transactions occur, to which the Firm has advised the Company, the Firm will be paid 10% of the first $100,000,000 of the aggregate consideration and .75% of all consideration in excess of $100,000,000. The Company paid the Firm $169,190 during the year ended October 31, 1996. Due to related parties includes $69,240 payable to the Firm at October 31, 1996.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       The Company has a consulting agreement with Worldwide Associates (Worldwide) to perform various consulting services. The chairman and president of Worldwide is also a director of the Company. The terms of the agreement call for annual consulting fees of $50,000 and a fee equal to 1% of gross revenues received by the Company pursuant to contracts obtained through significant advice or assistance provided by Worldwide. The Company paid Worldwide $41,667 during the year ended October 31, 1996.

       As consideration for services rendered in connection with obtaining additional sources of financing, a certain director has received $100,000 during the year ended October 31, 1996. During the year ended October 31, 1996, the Company executed severance agreements with three former officers, pursuant to which the Company has paid approximately $75,000 in the year ended October 31, 1996 and has agreed to pay $677,500 over the next three years. Severance expense totaling $752,500 is included as an unusual item in the accompanying statement of operations for the year ended October 31, 1996.

       Amounts due to officers, directors, and employees represent directors' fees and expense reimbursements unpaid at October 31, 1996.

 (10)  COMMITMENTS AND CONTINGENCIES

       EMPLOYMENT AGREEMENTS

       As of October 31, 1996, the Company has employment agreements with two officers for aggregate annual base salaries of $450,000, which expire August 1997 through October 1999.

       STOCKHOLDERS' AGREEMENT

       In October 1994, the Company entered into a stockholders' agreement with principal stockholders covering certain corporate governance matters. The agreement provides for among other matters, prior consent for any future issuance of Class A common stock under certain conditions, rights for nomination of directors by each group of the principal stockholders, a right of first refusal to purchase any shares of a principal stockholder offering to sell and not to compete with the Company while being a stockholder of the Company and for a period of three years thereafter.

       LEASE OBLIGATIONS

       The Company leases its facilities under operating leases. Minimum future obligations on the leases in effect as of October 31, 1996 are as follows:

                                                                               AMOUNT
                                                                           --------------

                   YEAR ENDING OCTOBER 31
                         1997                                           $      940,936
                         1998                                                  833,154
                         1999                                                  574,610
                                                                           --------------
                                                                             2,348,700
                   Less amounts representing sublease income                  (104,418)
                                                                           --------------

                                                                        $    2,244,282
                                                                           ==============

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       Rent expense was $398,250 and $107,549 for the years ended October 31, 1996 and 1995, respectively.

       LAWSUITS

       On October 25, 1996, the Company settled a lawsuit in which an individual who performed certain services for the Company and with whom the Company had been engaged in negotiations to become an officer of the Company claimed breach of an alleged contract and wrongful discharge. The terms of the settlement require the Company to pay the plaintiff $54,885 over the next nine months and issue an option to purchase 5,800 shares of Class A common stock at a exercise price of $4.40 per share. As a result, $93,890 is included as an unusual item for the year ended October 31, 1996.

       SALES REPRESENTATIVE AGREEMENTS

       As of October 31, 1996, the Company has entered into agreements with several non-affiliated sales representatives in foreign countries to market and promote the Company's product and to assist in the negotiations with airlines. Such agreements typically provide for the sales representatives to act as the Company's exclusive representative in a particular territory or with respect to a particular airline. The Company currently has agreements covering specified areas of and/or airlines in Europe, the Middle East, North and South America, the Far East, Africa, Australia and Egypt. Such arrangements generally provide for a commission based on a percentage of the purchase price ranging from 7.5% to 18% and expire December 1, 1996 through March 18, 1998.

       SALES REPRESENTATIVE TERMINATION AGREEMENT

       On November 2, 1996, the Company entered into a termination agreement with Starlite Aviation Services, a sales representative for the Company. The terms of the termination agreement provide for the payment of $210,000 immediately, $210,000 upon the closing of the Class B Warrant Exercise Offer, and an additional $286,929 upon the installations of the entertainment network pursuant to certain contracts. As of October 31, 1996, execution of the termination agreement was probable and the loss was estimable based on the terms of the proposed agreement, Therefore, termination expense totaling $420,000 has been accrued and included as an unusual item in the accompanying statement of operations for the year ended October 31, 1996.

       SALES COMMITMENTS

       As of October 31, 1996, the Company has commitments under three sales contracts to manufacture and install 27 shipsets of the in-flight entertainment network, to service the Company's installed in-flight entertainment networks, and to provide hardware and software upgrades, as defined in the agreements.

       Pursuant to the agreement with Alitalia Airlines, S.p.A. (Alitalia), the Company has delivered 5 shipsets of the in-flight entertainment network, for which Alitalia is responsible for installing. So long as the in-flight entertainment network is installed on any aircraft

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       operated by Alitalia, the Company must maintain adequate facilities, qualified personnel and spare parts availability to provide Alitalia the support services needed to maintain and operate the in-flight entertainment networks. The Company will perform maintenance, repair, overhaul and modifications of the in-flight entertainment network, as needed, at no charge to Alitalia for a period of five years from acceptance by Alitalia. Also, for a period of eight years from installation, all upgrades in the basic entertainment network which may be developed by the Company will be provided to Alitalia free of charge. The estimated cost of warranties and upgrades has been accrued and included in cost of sales.

       Pursuant to the agreement with Debonair Airways, Ltd. (Debonair), the Company will manufacture, install, support, and maintain six shipsets of the in-flight entertainment network for a period of eight years from installation. Installation is expected to occur during the year ended October 31, 1997. Management anticipates that operating and product costs will be recovered over the term of the contract through casino gaming revenue sharing between Debonair and the Company.

       Pursuant to the agreements with Schweizerische Luftverkehr AG, a Swiss corporation (Swissair) and Interkantonale Landeslotterie, a Swiss non-profit organization which organizes lotteries in Switzerland (ILL), the Company will manufacture, install, support, and maintain twenty-one shipsets of the in-flight entertainment network until December 31, 2001 as to five B-747 airplanes and until December 31, 2003 as to sixteen MD-11 airplanes. Installation is expected to occur during the two years ended October 31, 1998. The Swissair agreement subjects the Company to certain penalties, which could be substantial, if the in-flight entertainment networks are not installed on a timely basis. Management anticipates that operating and product costs will be recovered over the term of the contract through casino gaming revenue sharing between Swissair, ILL, and the Company. In anticipation of the fulfillment of the Swissair contract, the Company has entered into an agreement with Hollingsead International, Inc. (Hollingsead) pursuant to which Hollingsead will provide engineering services, manufacture installation kits, provide installation labor, and perform airworthiness certification procedures in accordance with Federal Aviation Administration regulations.

       PURCHASE COMMITMENTS

       As of October 31, 1996, the Company had approximately $17,989,000 of purchase commitments with various vendors in anticipation of the fulfillment of the Company's sales commitments.

 (11)  SUBSEQUENT EVENTS

       In November 1996, the Company entered into a Strategic Alliance Agreement (the Agreement) with Hyatt Ventures, Inc.(Hyatt), an affiliate of the Hyatt Corporation. Under the terms of the Agreement, Hyatt will use their marketing resources to enhance IFT's relationship with international and domestic air carriers, as well as non air-carrier potential users of the entertainment network. In addition, Hyatt will assist the Company in negotiations of contractual relationships with potential customers, service providers and vendors; development and implementation of marketing programs; and development and coordination of financing sources.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       The Agreement provides for Hyatt to invest an aggregate of $1,000,000 in the acquisition of shares of Class A common stock through open market purchases within 90 days of the agreement. Additionally, subject to satisfaction of certain conditions, Hyatt will invest up to $20,000,000 in each of up to six joint ventures in order to raise up to one-third of the money required for specified airline projects, and up to two such joint ventures relating to non-airline projects. At the option of Hyatt, their interest in any joint venture will be convertible into the Company's Class A common stock, based on independent valuation of the joint venture, provided that Hyatt's beneficial ownership will not exceed 20% of the Company, on a fully diluted basis.

       Hyatt will receive stock purchase warrants to purchase up to 10% of the Company, fully diluted, at an exercise price of $9.875 per share, which will be issued incrementally as airline contracts are executed, subject to certain events as defined in the Agreement. All warrants will expire on the fifth anniversary of the date of the Agreement. Additionally, as provided in the Agreement, John Pritzker, President of Hyatt Ventures, Inc. and Adam Aron, currently Chairman and CEO of Vail Resorts, formerly a Sr. Vice president at United Airlines, have been elected to serve on the Board of Directors. Under the terms of the Agreement, these individuals received options to purchase an aggregate of 250,000 shares of Class A common stock under the Company's Amended and Restated Stock Option Plan. In the event the number of directors constituting the Board is increased, Hyatt shall be entitled to nominate two-ninths (rounded up) of the Board of Directors.

       The Agreement may be terminated by either party upon the delivery of written notice, provided that this notice may not be delivered until the later of two years from the date of the Agreement and the date on which Hyatt no longer owns equity interests in any joint ventures with the Company and beneficially owns less than 5% of the outstanding Class A common stock of the Company.

       In conjunction with the Agreement, the Company and Hyatt executed an agreement providing for the registration of securities issued to Hyatt, which entitles Hyatt to certain demand registration rights and piggyback registration rights, subject to certain limitations. Additionally, the Shareholders' Agreement was amended and restated to include Hyatt and exclude two former officers; the License Agreement with FortuNet was amended and restated to expand the field of use of the license and to provide for additional consideration in the form of stock purchase warrants to purchase 50,000 shares of Class A common stock exercisable for a five-year period at an exercise price equal to the closing price of the stock on the day prior to the date of the Agreement; and the Amended and Restated Consulting Agreement between Yuri Itkis and the Company has been terminated in consideration of the execution of the Amended and Restated Intellectual Property License and Support Services Agreement.

       On November 18, 1996, the Company hired a President and Chief Operating Officer. The two year employment agreement calls for an annual base salary of $325,000 and the issuance of 250,000 stock options to purchase Class A common stock of the Company, one-third of which shall vest ninety days after the date of employment and the remaining two-thirds of which shall vest in equal portions on each of the next two employment anniversary dates.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       On November 22, 1996, the Company offered to the holders of its Class B warrants to reduce the exercise price of the Class B warrants to $7.50 per share from $9.75 per share, exercised by December 24, 1996, subject to extension by the Company. The Company also announced its intention to call its Class B warrants for redemption on January 17, 1997. As of January 6, 1997, 9,815,135 shares of Class A common stock were issued pursuant to this offer, yielding net proceeds of approximately $69,100,000, net of commissions and expenses approximating $4,517,000.

       On January 6, 1997, the Company lowered the exercise price of all employee stock options, as well as certain stock purchase warrants, which have an exercise price which exceeds $8 per share, to reduce the exercise price of such options and warrants to $8 per share, such price being the trading price of the Class A common stock at the close of the previous business day.