Form 10KSB/A
period 1996-10-31
INTERACTIVE FLIGHT TECHNOLOGIES INC
filed 1997-02-28
CIK 932021

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                               (AMENDMENT NO. 1)
                                 --------------
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

For the fiscal year ended October 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

For the transition period from        to
                               ------    -------

                           Commission File No. 0-25668

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)


              DELAWARE                                     11-319748
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         The Issuer's revenues for the fiscal year ended October 31, 1996 were $2,985,402.

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

                 Transitional Small Business Disclosure Format:

                        Yes                        No  X
                            ---                       ---

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC

                         ANNUAL REPORT ON FORM 10-KSB/A

                       FISCAL YEAR ENDED OCTOBER 31, 1996

   Caption                                                                                                Page
   -------                                                                                                ----
   PART I
               ITEM 1.          DESCRIPTION OF BUSINESS                                                     *

               ITEM 2.          DESCRIPTION OF PROPERTY                                                     *

               ITEM 3.          LEGAL PROCEEDINGS                                                           *

               ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS                                                            *

   PART II
               ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON
                                STOCK AND RELATED STOCKHOLDER
                                MATTERS                                                                     *

               ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION AND RESULTS OF
                                OPERATIONS                                                                  *

               ITEM 7.          FINANCIAL STATEMENTS                                                        *

               ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH
                                ACCOUNTANTS ON ACCOUNTING AND
                                FINANCIAL DISCLOSURE                                                        *

   PART III
               ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                                AND CONTROL PERSONS; COMPLIANCE
                                WITH SECTION 16(A) OF THE EXCHANGE ACT                                      1

               ITEM 10.         EXECUTIVE COMPENSATION                                                      5

               ITEM 11.         SECURITY OWNERSHIP OF CERTAIN
                                BENEFICIAL OWNERS AND MANAGEMENT                                           11

               ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED
                                TRANSACTIONS                                                               12

               ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K                                            *

--------------------

*  Previously Filed

                                    PART III

ITEM 9 --   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
            EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names, ages and current positions with the Company of the directors and executive officers of the Company:

NAME                               AGE   POSITION
Michail Itkis                      33    Chief Executive Officer and Chairman of the Board
                                           of Directors
Adam Aron                          42    Director
Brian Barents                      53    Director
General Alexander M.               72    Director
  Haig, Jr.
Yuri Itkis                         55    Director
John Pritzker                      43    Director
Howard J. Tytel                    49    Director
James H. Zukin                     48    Director
Thomas M. Metzler                  52    President and Chief Operating Officer
John W. Alderfer                   52    Chief Financial Officer and Treasurer
Robert Hooper                      61    Vice President -- Sales and Marketing

         MICHAIL ITKIS has been the Chief Executive Officer and a director of the Company since October 1994. Prior thereto, from January 1990, Mr. Itkis served as the director of product development of FortuNet, Inc. ("FortuNet"), a licensed gaming equipment manufacturer which distributes video gaming networks to casinos and other gaming establishments. The Company has an exclusive license from FortuNet for gaming technology for airline use. From May 1989 to November 1989, Mr. Itkis was project engineer for Computer Sciences Corp., a software development firm, and, from July 1985 to May 1989, was project engineer for TRW, Inc., a company engaged in defense system design.

         ADAM ARON has been a director of the Company since December 10, 1996. Since July 1996, Mr. Aron has also served as Chairman of the Board and Chief Executive Officer of Vail Resorts, Inc., the operator of the three largest ski areas in the United States and largest ski-oriented company in the world. Prior to joining Vail Resorts, Inc., from July 1993 to July 1996, Mr. Aron served as President and Chief Executive Officer of Norwegian Cruise Line Limited, the world's fourth largest cruise company. From November 1990 until July 1993 Mr. Aron served as Senior Vice President of Marketing for United Airlines, and from 1987 to 1990 Mr. Aron served as Senior Vice President of Marketing of Hyatt Hotels Corporation. Mr. Aron holds an M.B.A from the Harvard Business School and a B.A in Government from Harvard College.

         BRIAN BARENTS has been a director of the Company since December 10, 1996. Since 1996, Mr. Barents has also acted as a Management Consultant for The Pritzker Organization, based in Chicago,

Illinois, principally in connection with negotiations regarding possible formation of a U.S. based aerospace company. From 1989 to 1996, Mr. Barents acted as President and Chief Executive Officer of Learjet, Inc., a subsidiary of Bombardier, Inc. Prior thereto, Mr. Barents served as the Vice President of Sales Staff of Toyota Motor Corporation and as a Senior Vice President of Cessna Aircraft Company. Mr. Barents holds a Bachelor of Business Administration degree from Western Michigan University and attended a Graduate Studies program at the University of Michigan.

         GENERAL ALEXANDER M. HAIG, JR. has been a director of the Company since August 1996. General Haig is the Chairman and President of Worldwide Associates, Inc., a consulting firm which assists public and private corporations both here and abroad in developing and implementing marketing and acquisition strategies in addition to providing strategic advice on the domestic and international political, economic and security environment as will affect global commercial activities. General Haig graduated from the U.S. Military Academy in 1947, was commissioned a Second Lieutenant in the Army and served in Japan, Korea, Europe and Vietnam in a variety of military assignments. From 1962 to 1965 he served in the Pentagon and received the Distinguished Service Cross for heroism during his service in Vietnam in 1966 and 1967. Advancing through the military ranks, he was promoted to full General in 1972. General Haig was named White House Chief of Staff by President Nixon in 1973, at which point he retired from the military. In 1974, President Ford recalled General Haig to active duty as Commander-in-Chief, U.S. European Command, and was later appointed Supreme Allied Commander in Europe, responsible for NATO's military force until he retired in 1979. General Haig was elected President and Chief Operating Officer of United Technologies Corporation and a member of its Board of Directors in 1979. On January 22, 1981, General Haig was sworn in as the Nation's 59th Secretary of State under President Reagan. He resigned from this position on July 5, 1982. He was an official candidate (1987-1988) for the nomination of the Republican Party for the presidency of the United States. General Haig is member of the Board of Directors of America Online, Inc., Inteneuron Pharmaceutical, Inc., MGM Grand, Inc., and Progenitor, Inc.

         YURI ITKIS has been a director of the Company since October 1994. Since October 1989, Mr. Itkis has been the president and sole stockholder of FortuNet. Yuri Itkis is the father of Michail Itkis.

         JOHN A. PRITZKER has been a director of the Company since December 10, 1996. Since January 1991, Mr. Pritzker has served as the Chief Executive Officer of the Red Sail Companies, which provide ad specialty and catalogue fulfillment services and operate water sports and retail facilities at resorts worldwide. Mr. Pritzker is a director of Ticketmaster Group, Inc., and a trustee of the U.S. Ski Team Foundation, San Francisco Museum of Modern Art, San Francisco Day School and Children Now.

         HOWARD J. TYTEL has been a director of the Company since March 1995. Mr. Tytel has been a director, executive vice president and general counsel of Sillerman Communications Management Corporation ("SCMC"), a diversified communications management firm, since 1985; a director and officer of Sillerman Media Choices, Inc., an indirect general partner of Sillerman Communications Partners, L.P., an investment partnership, since 1989; and an officer and director of Legacy Broadcasting Inc. ("Legacy"), the general partner of Legacy Broadcast Partners, L.P., a radio stations operator, from 1991 to 1993. Mr. Tytel has been a director and executive vice president of SFX Broadcasting, Inc. ("SFX") since 1992. SCMC is the management consultant to SFX and to Multi-Market Radio, Inc. Mr. Tytel was a director and executive vice president of Legacy Broadcasting Inc. (a company unrelated to Legacy), which owned radio stations, and Metropolitan Broadcasting Corporation from 1986 to 1989, and 1988 to 1989, respectively. Mr. Tytel is also of counsel to the law firm of Baker & McKenzie, which has performed certain legal services on behalf of the Company.

         JAMES H. ZUKIN has been a director of the Company since June 1996. Mr. Zukin is Senior Managing Director - Product Development, Chairman of the Executive Committee, and a member of the Board of Directors of Houlihan Lokey Howard & Zukin ("Houlihan Lokey"), a specialty investment banking firm. Prior to joining Houlihan Lokey in September 1976, Mr. Zukin was founder and director of ESOT Valuation Group at Marshall & Stevens and Vice President at Niederhoffer, Cross & Zeckhauser. Currently, Mr. Zukin is a member of the ESOP Association of America and the National Center for Employee Ownership, and a member of the Board of Directors of Recreation World, Inc. and of the Brandeis-Bardin Institute.

         THOMAS M. METZLER has been the President and Chief Operating Officer of the Company since November 1996. Prior thereto, from 1967 to 1996, Mr. Metzler served in various capacities with AMR Corporation, the parent company of American Airlines and AMR Services (a $500 million international diversified airline services company). Mr. Metzler's positions with AMR Corporation included, most recently, that of President and Chief Executive Officer of AMR Services. Mr. Metzler holds a Bachelor of Business Administration degree from the Adelphi University and attended the Advanced Management Program at the Harvard Business School.

         JOHN W. ALDERFER has served as the Company's Chief Financial Officer since September 1996. Prior to joining the Company, from September 1990 through September 1996, Mr. Alderfer served as the Senior Vice President, Treasurer and Chief Financial Officer of Alliance Gaming Corporation, a publicly traded diversified gaming company which operates various casinos and also engages in gaming equipment manufacturing and distribution. From 1989 to 1990, Mr. Alderfer served as the Chief Financial Officer of The Bicycle Club -- a Los Angeles based California card club. From 1971 to 1989, Mr. Alderfer served in various financial capacities with the Summa Corporation, the Howard R. Hughes Estate Businesses, which operated numerous gaming establishments in Las Vegas and Reno. From 1966 to 1971, he was employed as a certified public accountant by Deloitte & Touche (then known as Haskins & Sells). Mr. Alderfer received his Bachelor of Science in Business Administration with an accounting major from Texas Tech University in 1966 and is a certified public accountant.

         ROBERT HOOPER has served as the Company's Vice President -- Sales and Marketing since January 1997. From June 1994 through November 1996, Mr. Hooper acted as Vice President of Industry Marketing & Business Development for Stratus Computer, Inc., a system and software manufacturer. From 1992 to 1994, Mr. Hooper served as Vice President -- Marketing and Product Planning for American Airlines (AMRIS, Transportation Automation Services), a subsidiary of AMR Corporation. From 1989 to 1992, Mr. Hooper served as Vice President -- Marketing and Sales and Vice President -- Airline Marketing of British Airways. From 1960 to 1989, Mr. Hooper held various positions with International Business Machines Corp. including, most recently, that of Director of International Airline Marketing. Mr. Hooper holds a Bachelor of Arts degree from the University of Rochester and attended the Financial Management for Senior Executives program of the Harvard Business School.

         Directors serve until the next annual meeting or until their successors are elected and qualified, subject to the provisions of a stockholders' agreement. See "Item 12 -- Certain Relationships and Related Transactions." Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment.

MEETINGS OF THE BOARD OF DIRECTORS

         The business affairs of the Company are managed under the direction of the Board of Directors. Members of the Board are kept informed through various reports and documents sent to them, through operating and financial reports routinely presented at Board and committee meetings by Michail Itkis, as the Chairman of the Board, and other officers, and through other means. In addition, directors of the Company discharge their duties throughout the year not only by attending Board meetings, but also through personal meetings and other communications, including considerable telephone contact, with the Chief Executive Officer and others regarding matters of interest and concern to the Company.

         During the fiscal year ended October 31, 1996, the Company's Board of Directors held eight meetings. Each person who was a director attended all of the Board meetings except as follows: Mr. Haig was unable to attend two special meetings of the Board and Mr. Boris Itkis was unable to attend one special meeting of the Board.

BOARD COMMITTEES

         The Company's Board of Directors has an Executive Committee, an Audit Committee and a Compensation Committee but does not have a nominating committee. The members of each committee are appointed by the Board of Directors.

         Executive Committee. The Executive Committee has and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Company to the fullest extent authorized by the provisions of the Delaware General Corporations Law. The Executive Committee currently consists of Messrs. Michail Itkis, John Pritzker and James Zukin. The Executive Committee was in session at various times during fiscal 1996.

         Audit Committee. The Audit Committee recommends to the Board of Directors the auditing firm to be selected each year as independent auditors of the Company's financial statements and to perform services related to the completion of such audit. The Audit Committee also has responsibility for (i) reviewing the scope and results of the audit, (ii) reviewing the Company's financial condition and results of operations with management, (iii) considering the adequacy of the internal accounting and control procedures of the Company, and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence. The Audit Committee currently consists of Messrs. Aron and Barents. There was no Audit Committee in session during any of the meetings of the Board of Directors during fiscal 1996.

         Compensation Committee. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the Company's stock incentive plan. The Compensation Committee during fiscal 1996 consisted of Messrs Haig and Zukin. The Compensation Committee currently consists of Messrs. Zukin and Pritzker. The Compensation Committee was in session at various times during fiscal 1996.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         The Securities and Exchange Commission (the "Commission") has comprehensive rules relating to the reporting of securities transactions by directors, officers and stockholders who beneficially own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons"). These rules are complex and difficult to interpret. Based solely on a review of Section 16 reports received by the Company from Reporting Persons, the Company believes that no Reporting Person has failed to file a Section 16 report on a timely basis during the most recent fiscal year, except that (i) annual reporting of changes for fiscal 1996 (or initial reports for newly elected directors and officers, as the case may be) for John Alderfer, Adam Aron, Brian Barents, Alexander Haig, Michail Itkis, Thomas Metzler, John Pritzker and Lauren Snopkowski were not filed until February 1997 and (ii) Messrs. Zukin, Yuri Itkis, Boris Itkis, Steven Fieldman and Lance Fieldman have not yet filed reports on Form 4 or Form 5 for changes of beneficial ownership for fiscal 1996 and transactions occurring thereafter as described elsewhere herein.


ITEM 10 --   EXECUTIVE COMPENSATION

COMPENSATION TABLES

         The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company for the fiscal period commencing February 1, 1994 (commencement of operations) through October 31, 1994 and the fiscal years ended October 31, 1996 and October 31, 1995 to (i) the Chief Executive Officer (the "CEO"), and (ii) those executive officers other than the CEO whose total annual compensation for the 1996 fiscal year exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                     LONG TERM
                                                                       ANNUAL COMPENSATION      COMPENSATION AWARDS
NAME AND PRINCIPAL POSITION                             FISCAL YEAR         SALARY ($)           STOCK OPTIONS (#)
---------------------------                             -----------         ----------           -----------------
Michail Itkis, Chief Executive Officer(1).............      1996            $  188,933                 375,000
                                                            1995            $  125,000                  15,000
                                                            1994                    --                      --
Robert J. Aten, Former Chief Financial Officer(2).....      1996            $  216,380(4)               30,000
                                                            1995            $   97,115                      --
                                                            1994                    --                      --
Lance D. Fieldman, Former Vice President--                  1996            $  298,075(4)               35,000
Sales(3)..............................................      1995            $   60,000                   5,000
                                                            1994                    --                      --
Donald H. Goldman, Former President(5)................      1996            $  107,308(6)                   --
                                                            1995            $  150,000                  15,000
                                                            1994                    --                      --

-----------

(1) Excludes relocation expenses of $114,997 paid to Mr. Itkis during the 1996 fiscal year.

(2) Excludes relocation expenses of $20,453 paid to Mr. Aten during the 1996 fiscal year. Mr. Aten resigned as Chief Financial Officer as of October 11, 1996.

(3)      Mr. Fieldman resigned as Vice-President of Sales as of November 2,
         1996.

(4) Includes certain payments due as severance upon resignation. See "-- Employment and Severance Agreements."

(5)      Mr. Goldman resigned as President as of May 10, 1996.

(6) Includes certain payments due as severance upon resignation. See "-- Employment and Severance Agreements."


                          OPTION GRANTS IN FISCAL YEAR

         The following table sets forth the grant of stock options made during the 1996 fiscal year to the CEO and the Named Executive Officers:


                                                                    % TOTAL OPTIONS GRANTED
                                                                      TO EMPLOYEES IN 1996       EXERCISE      EXPIRATION
NAME                                          OPTIONS GRANTED            FISCAL YEAR(1)          PRICE(2)         DATE
----                                          ---------------       -----------------------     ---------      ----------
Michail Itkis.............................        300,000                                        $  9.875       8/27/2006
                                                   75,000                                        $ 11.00        2/20/2006
                                                =========
                                                  375,000                   24.52%
Robert J. Aten............................         30,000                    1.96%               $  4.40        1/31/2006
Lance D. Fieldman ........................         25,000                                        $  5.00        1/31/2005
                                                   10,000                                        $ 11.00        2/20/2006
                                                =========
                                                   35,000                    2.29%
Donald H. Goldman.........................         25,000                    1.64%               $ 11.00        2/20/2006

-----------

(1) Based on a total of 1,529,000 options granted to employees during the 1996 fiscal year.

(2) Represents 100% of the fair market value of the Class A Common Stock on the date of grant. However, all stock options under the 1994 Plan with exercise prices in excess of $8.00 were repriced to $8.00 on January 6, 1997 provided the holder was a current employee, officer, director or consultant of the Company.

                 AGGREGATED OPTION EXERCISES IN 1996 FISCAL YEAR
                             AND FY-END OPTION VALUE

         The following table provides certain information regarding stock option ownership and exercises by the CEO and the Named Executive Officers, as well as the number and assumed value of exercisable and unexercisable options held by those persons, at October 31, 1996:

                                                                                                         VALUE OF
                                                                                   NUMBER OF            UNEXERCISED
                                                                                  UNEXERCISED          IN-THE-MONEY
                                                                                    OPTIONS             OPTIONS AT
                                                                                 AT OCTOBER 31,         OCTOBER 31,
                                                                                    1996 (#)              1996($)
                                       SHARES ACQUIRED          VALUE             EXERCISABLE/         EXERCISABLE/
NAME                                   ON EXERCISE (#)      REALIZED ($)        UNEXERCISABLE(1)     UNEXERCISABLE(1)
----                                   ---------------      ------------        ----------------     ----------------
Michail Itkis.......................           --                   --           115,000/275,000          $99,000/
                                                                                                        $1,125,000
Robert J. Aten......................       19,847             $258,000                       0/0             $0/$0
Lance D. Fieldman...................        3,040             $ 38,760                  0/35,000             $0/$0
Donald H. Goldman...................        5,708             $ 58,507                  0/25,000             $0/$0

-----------------

(1) Value of exercisable "in-the-money" options is equal to the difference between the closing bid price per share of the Class A Common Stock on the Nasdaq Small-Cap Market of $11.00 at October 31, 1996 and the option exercise price per share multiplied by the number of shares subject to options.

EMPLOYMENT AND SEVERANCE AGREEMENTS

         The Company has an employment agreement with Michail Itkis, the Company's Chief Executive Officer, which provides for per annum base salary of $125,000, and the grant of options to purchase up to 15,000 shares of Class A Common Stock per year, respectively, at an exercise price equal to the fair market value on the date of grant, except for the first grant. The agreement provides for 12 months severance pay (with certain offset provisions) if Mr. Itkis is terminated by the Company under certain conditions. The agreement also provides that Mr. Itkis will not compete with the Company during the term of the agreement and for a period of three years thereafter. The agreement expires October 30, 1997; however, the Board has approved, and the Company and Mr. Itkis are negotiating the terms of, a new employment for Mr. Itkis which would extend through August 27, 1999, and would provide for an annual base salary of $250,000 per year.

         Donald H. Goldman served as a director of the Company and was employed by the Company as President until he resigned from such positions as of May 10, 1996. Mr. Goldman left the Company voluntarily to pursue other interests. In connection with his resignation, the Company and Mr. Goldman agreed that Mr. Goldman will render such consulting, legal and other services to the Company, consistent with his experience and background and subject to his other business commitments, as may be reasonably requested by the Company's then President or Chief Executive Officer during the 15 month period commencing on May 10, 1996. The Company agreed to pay Mr. Goldman at the rate of $150,000 per year during such 15 month period and to grant Mr. Goldman an option to purchase 10,000 shares of

Class A Common Stock in the event that either or both of Messrs. Michail Itkis and Steven Fieldman receive compensatory options during the Consulting Term.

         Robert J. Aten was employed by the Company as Chief Financial Officer pursuant to an employment agreement with the Company until he was replaced in that position as of October 11, 1996. In connection with his termination, the Company and Mr. Aten agreed that Mr. Aten will render certain limited consulting and other services to the Company as may be reasonably requested by the Company. Pursuant to Mr. Aten's employment agreement, he received an aggregate severance payment of $90,390 upon his termination.

         Lance D. Fieldman was employed by the Company as Vice President of Sales pursuant to an employment agreement with the Company until he resigned from the position as of November 2, 1996. In connection with his resignation, the Company and Mr. Fieldman agreed that Mr. Fieldman will render certain limited consulting and other services to the Company, consistent with his experience and background and subject to his other business commitments, as may be reasonably requested by the Company during the one-year period commencing on November 2, 1996. The Company agreed to pay Mr. Fieldman an aggregate of $100,000 as compensation for such services and an additional $300,000 as settlement of certain commissions claimed to be owed to him. Mr. Fieldman has further agreed that he will vote his stock on all matters in proportion to the vote of the Company's other stockholders.

         Steven M. Fieldman served as a director of the Company and was employed by the Company as Vice President of Business Development pursuant to an agreement with the Company until he resigned from the position as of November 2, 1996. In connection with his resignation, the Company and Mr. Fieldman agreed that Mr. Fieldman will render certain limited consulting and other services to the Company, consistent with his experience and background and subject to his other business commitments, as may be reasonably requested by the Company during the period ending October 27, 1999. Mr. Fieldman will receive a fee of $55,000 per year for such services. In addition, the Company has agreed that, notwithstanding Mr. Fieldman's resignation, all of his outstanding employee or director stock options will continue to vest and be exercisable in accordance with their respective terms, except that vesting of 300,000 options granted August 27, 1996 will be partially accelerated. Mr. Fieldman has further agreed that he will vote his stock on all matters in proportion to the vote of the Company's other stockholders.

DIRECTOR COMPENSATION

         Directors are reimbursed for expenses actually incurred in connection with each meeting of the Board of Directors or any Committee thereof attended. In addition, Mr. Tytel receives $1,000 for each Board meeting and $500 for each Committee meeting attended. Certain directors are entitled to automatic grants of options under the Company's 1994 Stock Option Plan. See "-- Stock Options -- Directors' Options."

STOCK OPTIONS

         In October 1994, the Board of Directors adopted, and in November 1994 the Company's stockholders approved, the 1994 Stock Option Plan (the "1994 Plan"). In August 1996 the stockholders approved an amendment to the 1994 Plan which increased the number of shares authorized under the plan to 2,400,000 shares of the Company's Class A Common Stock. Under the 1994 Plan, employees, officers and directors of, and consultants or advisers to, the Company and any subsidiary corporations are eligible to receive incentive stock options ("incentive options") within the meaning of Section 422 of the Code and/or options that do not qualify as incentive options ("non-qualified options"). The 1994 Plan, which expires in September 2004, is administered by the Board of Directors or a committee of the Board of Directors, provided, however, that with respect to "officers" and "directors," as such terms are defined for the purposes of Rule 16b-3 ("Rule 16b-3") promulgated under the Exchange Act, such committee shall consist of "disinterested" directors as defined in Rule 16b-3, but only if at least two directors meet the criteria of "disinterested" directors as defined in Rule 16b-3. The 1994 Plan also provides for automatic grants of options to certain directors in the manner set forth below under "-- Directors' Options."

         Options granted under the 1994 Plan may be either incentive options or non-qualified options. Incentive options granted under the 1994 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Class A Common Stock on the date of the grant, except that the term of an incentive option granted under the 1994 Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Class A Common Stock on the date of the grant. To the extent that the aggregate fair market value, as of the date of grant, of the shares for which incentive options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, such options will be treated as non-qualified options to the extent that the fair market value of the optioned shares exceeds $100,000. Additionally, the aggregate number of shares of Class A Common Stock that may be subject to options granted to any person in a calendar year shall not exceed 25% of the maximum number of shares of Class A Common Stock which may be issued from time to time under the 1994 Plan. Options granted under the 1994 Plan to officers, directors or employees of the Company may be exercised only while the optionee is employed or retained by the Company or within 90 days of the date of termination of the employment relationship or directorship, unless otherwise agreed by the Company. However, options which are exercisable at the time of termination by reason of death or permanent disability of the optionee may be exercised within 12 months of the date of termination of the employment relationship or directorship. Upon the exercise of an option, payment may be made by cash or by any other means that the Board of Directors or the committee determines. No option may be granted under the 1994 Plan after October 2004.

         Options may be granted only to such employees, officers and directors of, and consultants and advisors to, the Company or any subsidiary of the Company as the Board of Directors or the committee shall select from time to time in its sole discretion, provided that only employees of the Company or a subsidiary of the Company shall be eligible to receive incentive options.

         As of February 14, 1997, options to purchase an aggregate of 2,432,700 shares have been granted under the 1994 Plan at exercise prices of between $4.40 and $16.125 per share, of which 130,250 had been exercised and 118,000 had been forfeited. Accordingly, as of February 24, 1997, options to purchase 2,184,450 shares were outstanding under the 1994 Plan. The Company has filed a registration statement with the Commission covering the 2,400,000 shares of Class A Common Stock issuable upon exercise of options granted under the 1994 Plan.

Directors' Options

         The provisions of the 1994 Plan provide for the automatic grant of non-qualified stock options to purchase shares of Common Stock ("Director Options") to directors of the Company who are not employees or principal stockholders of the Company ("Eligible Directors"). Eligible Directors of the Company were granted a Director Option to purchase 10,000 shares of Class A Common Stock on March 7, 1995 ("Initial Director Option"). Further, commencing on the day immediately following the date of the annual meeting of stockholders for the Company's fiscal year ending October 31, 1996, each Eligible Director, other than directors who received an Initial Director Option since the last annual meeting, will be granted a Director Option to purchase 1,000 shares of Common Stock ("Automatic Grant") on the day immediately following the date of each annual meeting of stockholders, as long as such director is a member of the Board of Directors. The exercise price for each share subject to a Director Option shall be equal to the fair market value of the Class A Common Stock on the date of grant, except for directors who receive incentive options and who own more than 10% of the voting power, in which case the exercise price shall be not less than 110% of the fair market value on the date of grant. Director Options are exercisable in four equal annual installments, commencing one year from the date of grant. Director Options will expire the earlier of 10 years after the date of grant or 90 days after the termination of the director's service on the Board of Directors.


ITEM 11 --  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT


         The following table sets forth certain information as of February 26, 1997, regarding the ownership of Class A Common Stock and Class B Common Stock by (i) each person known by the Company to own beneficially more than five percent of any class of outstanding Common Stock, (ii) each director of the Company, (iii) each "named executive officer" as defined under the rules and regulations of the Securities Act of 1933, as amended, and (iv) all executive officers and directors of the Company as a group.


    NAME AND ADDRESS OF                  CLASS B                              CLASS A
    BENEFICIAL OWNER (1)              COMMON STOCK(2)                     COMMON STOCK(2)
---------------------------     ---------------------------      ------------------------------
                                  NUMBER           PERCENT           NUMBER             PERCENT  PERCENT OF TOTAL
                                 OF SHARES        OF CLASS         OF SHARES           OF CLASS  VOTING POWER (3)
Michail Itkis ...........         888,889(4)        22.5%         215,000(4)(5)(6)       1.2%       13.2%
Yuri Itkis ..............         888,889(7)        22.5          140,000(8)               *        13.1
Boris Itkis .............         888,889(9)        22.5             0(9)                  *        12.8
Donald H. Goldman .......         566,666           14.3           61,958(10)              *         8.3
Steven M. Fieldman ......         566,666(11)       14.3          255,000(12)            1.4         8.7(13)
Adam Aron ...............               0              *           20,000(14)              *           *
Brian Barents ...........               0              *                0                  *           *
Alexander M. Haig, Jr ...               0              *           50,000(15)              *           *
John A. Pritzker ........               0              *          371,500(16)            2.0           *
Howard J. Tytel .........               0              *           10,000(17)              *           *
James Zukin .............               0              *          200,000(18)            1.1           *
Lance D. Fieldman .......         160,001              *           35,000(19)              *         2.4(13)
Robert J. Aten ..........               0              *                0                  *           *
All current executive
   officers and directors
   of the Company as a
   group (11 persons) ...       1,777,778           44.9%       1,148,166(20)            6.0%       27.7%

*        Less than 1%.

(1) Except as otherwise indicated below, the address of each beneficial owner is c/o Interactive Flight Technologies, Inc., 4041 N. Central Avenue, Phoenix, Arizona 85012. Based on the most recent information provided to the Company, Steven M. Fieldman's address is 609 B Manhattan Avenue, Hermosa Beach, California 90254, (ii) Lance D. Fieldman's address is 326 Columbus, #4G, New York, New York 10023, and
         (iii) Donald H. Goldman's address is 331 W. Broadway, Long Beach, New York, 11561. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them, subject to the Stockholders' Agreement described in "Item 12-- Certain Relationships and Related Transactions" and the agreements by Steven Fieldman and Lance Fieldman to vote in proportion to the Company's other stockholders as described in "Item 10-- Executive Compensation-- Employment and Severance Agreements."

(2) Shares of Class B Common Stock convert on a share for share basis into shares of Class A Common Stock automatically upon their transfer to any person other than another holders of Class B Common Stock. Of the 3,960,000 shares of Class B Common Stock, 3,200,000 are shares held in escrow and will be released to the holders only if the Company meets certain specified performance criteria specified in the escrow agreement.

(3) Based on 3,960,000 shares of Class B Common Stock, each of which has six votes per share, and 17,962,488 shares of Class A Common Stock outstanding, except that shares underlying options to purchase Class A Common Stock exercisable within 60 days are deemed to be outstanding for purposes of calculating the percentage owned by the holder of such options.

(4) Excludes shares owned by Yuri Itkis and Boris Itkis, Michail Itkis' father and brother, respectively, as to which shares Michail Itkis disclaims beneficial ownership.

(5) Includes 215,000 shares issuable upon exercise of options exercisable within 60 days.

(6) Excludes 15,000 shares issuable upon exercise of options exercisable within 60 days which are held by Mr. Itkis' wife, an employee of the Company, as to which Mr. Itkis disclaims beneficial ownership.

(7) Excludes shares owned by Michail Itkis and Boris Itkis, as to which shares Yuri Itkis disclaims beneficial ownership.

(8) Includes 90,000 shares issuable upon exercise of options exercisable within 60 days and 50,000 shares issuable upon exercise of a Stock Purchase Warrant held by FortuNet, Inc.

(9) Excludes shares owned by Michail Itkis and Yuri Itkis, as to which shares Boris Itkis disclaims beneficial ownership.

(10) Includes 25,000 shares issuable upon exercise of options exercisable within 60 days.

(11) Excludes shares owned by Lance Fieldman, Steven Fieldman's son, as to which shares Steven Fieldman disclaims beneficial ownership.

(12) Includes 255,000 shares issuable upon exercise of options exercisable within 60 days.

(13) Steven Fieldman and Lance Fieldman have agreed to vote all shares on all matters in proportion to the vote of the Company's other stockholders. See "Item 10 -- Executive Compensation -- Employment and Severance Agreements."

(14) Includes 20,000 shares issuable upon exercise of options exercisable within 60 days.

(15) Includes 50,000 shares issuable upon exercise of options exercisable within 60 days.

(16) Includes 230,000 shares issuable upon exercise of options exercisable within 60 days.

(17) Includes 10,000 shares issuable upon exercise of options exercisable within 60 days.

(18) Includes 50,000 shares issuable upon exercise of options exercisable within 60 days and 150,000 shares issuable upon exercise of a Stock Purchase Warrant held by Houlihan Lokey Howard & Zukin.

(19) Includes 35,000 shares issuable upon exercise of options exercisable within 60 days.

(20) Includes 1,006,666 shares issuable upon exercise of options and warrants exercisable within 60 days. Excludes share beneficially held by those Named Executive Officers who are no longer executive officers or directors of the Company.

ITEM 12 --  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STRATEGIC ALLIANCE WITH HYATT GROUP

         In November 1996, the Company executed a Strategic Alliance Agreement (the "Alliance Agreement") to form a strategic alliance with Hyatt Ventures, Inc. ("Hyatt"). Mr. Pritzker has an indirect beneficial ownership interest in Hyatt and serves as its President. Under the terms of the Alliance Agreement, Hyatt, directly and through certain of its affiliates (collectively, the "Hyatt Group"), has agreed to use its best commercial efforts to assist the Company in advancing the Company's business with respect to the Entertainment Network. In return, Hyatt will receive warrants to purchase Class A Common Stock comprising up to ten percent of the fully-diluted outstanding Class A and Class B Common Stock (after giving effect to the exercise of these warrants and the exercise of all other rights, options and warrants outstanding as of that date). One-ninetieth of these warrants will be issued for each airplane with respect to which the Company, or a joint venture subsidiary of the Company, obtains a binding purchase commitment from an airline (excluding Swissair, Debonair, Alitalia and certain smaller airlines with which the Company has had prior negotiations). Under the Alliance Agreement, Hyatt also purchased shares of the Company's Class A Common Stock aggregating $1 Million in the open market.

         Hyatt also has the right to designate no less than two nominees to the Board of Directors of the Company (the "Board"), and may designate additional nominees if the size of the Board is increased. Hyatt has designated John Pritzker, President of Hyatt and Adam Aron, Chairman and Chief Executive Officer of Vail Resorts, Inc. to be its representatives on the Board. Under the terms of the Alliance Agreement, these individuals received options to purchase an aggregate of 250,000 shares of Class A Common Stock under the Company's Amended and Restated 1994 Stock Option Plan.

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

FORTUNET LICENSE

         In October 1994, the Company entered into an Intellectual Property License and Support Services Agreement with FortuNet, Inc. ("Fortunet"), which was amended and restated on November 7, 1996 (as amended, the "FortuNet License"). The FortuNet License grants the Company a worldwide, perpetual license to FortuNet's current and future patents, copyrights, trade secrets and related know-how covering a computerized system for use in all fields other than bingo halls. Further, this license is exclusive to the Company within the airline industry. As consideration, the Company must pay FortuNet an annual license fee of $100,000 in monthly installments through November 2002. The Company was previously also required to compensate FortuNet for certain development, support and maintenance services, but this obligation has been terminated effective November 7, 1996. Further, the restated version of the FortuNet License no longer prohibits the Company from engaging in any gaming activities outside of airplanes. In exchange for these amendments to the FortuNet License and certain other modifications, on November 7, 1996, the Company issued to FortuNet a warrant to purchase fifty thousand shares of Class A Common Stock at a price of $9.75 per share, which was repriced on January 6, 1997 to $8.00 per share. Under the FortuNet License, an aggregate of $100,000 was paid to FortuNet in fiscal 1996.

         Yuri Itkis, a director and principal stockholder of the Company, is the President and sole stockholder of FortuNet and Boris Itkis, a former director of the Company and a son of Yuri Itkis, is an employee of FortuNet. Michail Itkis, the Chief Executive Officer and a director of the Company, is also a son of Yuri Itkis and was an employee of FortuNet until October 1994. The FortuNet License was entered into after extensive negotiations between the parties and the Company believes that the terms of the agreement are no less favorable to the Company than could be obtained from an unaffiliated third party.

STOCKHOLDERS' AGREEMENT

         In October 1994, the Company entered into a stockholders' agreement with Yuri Itkis, Michail Itkis, Boris Itkis, Steven M. Fieldman, Donald H. Goldman and Lance Fieldman (the "Stockholders' Agreement"). In connection with the May 1996 and November 1996 resignations of Messrs. Goldman, S. Fieldman and
L. Fieldman described in "Item 10 -- Executive Compensation," and in connection with the execution of the Strategic Alliance Agreement with Hyatt, the parties to the Stockholders' Agreement entered into agreements which terminated the Stockholders' Agreement as to Messrs. Goldman, S. Fieldman and L. Fieldman, added Hyatt as a Stockholder under the Stockholders' Agreement, and amended the terms of the Stockholders' Agreement.

         As amended, the Stockholders' Agreement provides that Michail Itkis and Yuri Itkis shall each be entitled to designate one nominee to the Company's Board of Directors and that Hyatt shall be entitled to designate two nominees to the Company's Board of Directors. No other parties have any continuing right under the Stockholders' Agreement to nominate a director. Each stockholder who is party to the Stockholders' Agreement agreed to vote all the shares of Common Stock owned by him for the election of the directors so nominated and not to take any action to remove any director so elected (except for the director(s) nominated by such stockholder). In addition, the Stockholders' Agreement no longer contains provisions which restrict the sale, transfer or assignment of the parties stock in the Company and no longer governs meetings of the Company's board of directors.

EMPLOYMENT AGREEMENTS

         The Company has employment agreements with each of its executive officers and has granted such officers options to purchase shares of Class A Common Stock. See "Item 10 -- Executive Compensation -- Employment Agreements." In addition, Michail Itkis's wife, Lauren Snopkowski, is currently the Secretary and an employee of the Company. Ms. Snopkowski, who also served as Controller and Treasurer of the Company during fiscal 1996, received compensation in fiscal 1996 of $113,906. In addition, Mr. Itkis' sister-in-law, Jennifer Snopkowski, was the Company's Product Engineering Manager, for which she received compensation of $75,760 in fiscal 1996. Jennifer Snopkowski was formerly a project engineer for Hughes Aircraft Company for over 10 years, and has masters and bachelors degrees in Mechanical Engineering from the Massachusetts Institute of Technology.

CONSULTING AND ADVISORY AGREEMENTS

         The Company had consulting arrangements with Howard J. Tytel pursuant to which he received fees of $100,000 for the fiscal year ended October 31, 1996 and $50,000 for the fiscal year ended October 31, 1995. Mr. Tytel's services to the Company included assistance in negotiating the FortuNet License described below, the Stockholders' Agreement, and various employment agreements of the Company, negotiation of certain financing arrangements for the Company, as well as consulting on various business and financial matters. The Company has no current consulting arrangements with Mr. Tytel.

         Currently with the 1994 execution of the FortuNet License, the Company entered into a Consulting Agreement with Yuri Itkis, which provided for an annual consulting fee of $100,000 and the grant of stock options to purchase 40,000 shares of Class A Common Stock at an exercise price of $4.40 per share. Under this consulting agreement, Mr. Itkis received an aggregate of $100,000 in fiscal 1996. This consulting agreement was terminated effective November 7, 1996.

         On April 8, 1996, the Company entered into a consulting agreement (the "Haig Consulting Agreement") with General Alexander M. Haig, Jr. and Worldwide Associates, Inc., a corporation controlled by General Haig. Pursuant to the Haig Consulting Agreement, General Haig will provide strategic advisory services for the Company to advance the Company's interests worldwide. In consideration of such services, during the three-year term of the Haig Consulting Agreement the Company will pay an aggregate of $50,000 annually and a fee of one percent (1%) of gross revenues received by the Company from customers obtained through the significant advice or assistance provided by General Haig. Under the Haig Consulting Agreement, General Haig received options to acquire an aggregate of 100,000 shares of Class A Common Stock vesting over a three-year period.

         By letter agreement dated May 28, 1996, the Company entered into a financial advisory agreement with Houlihan Lokey Howard & Zukin Capital ("Houlihan Lokey"), pursuant to which Houlihan Lokey provides certain advice and assistance regarding its strategic posture and alternatives and as to various financing alternatives. The Company in turn agreed to pay Houlihan Lokey a one-time retainer fee of $50,000 and a monthly fee thereafter of $20,000. The Company also agreed to pay Houlihan Lokey a percentage of capital raised in certain transactions and, pursuant this provision, the Company paid Houlihan Lokey $699,377 for its services in connection with the Company's November 1996 Class B Warrant exercise offer. In addition, as compensation for its services in negotiating the above-described transactions with Hyatt, Houlihan Lokey received a warrant to purchase one hundred fifty thousand shares of Class A Common Stock at an exercise price of $9.75 per share, which was repriced on January 6, 1997 to $8.00 per share. By letter dated February 25, 1997, the Company's agreement with Houlihan Lokey was modified to eliminate the monthly retainer fee as well as Houlihan Lokey's right to receive a percentage of any capital raised by the Company, although the Company and Houlihan Lokey may agree from time to time, on a project by project basis, for Houlihan Lokey to provide additional services for fees to be agreed upon at that time. Mr. Zukin is a Managing Director of Houlihan Lokey and a member of its Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERACTIVE FLIGHT TECHNOLOGIES, INC.


Dated:  February 27, 1997               By: /s/ John Alderfer
                                           ------------------
                                                John Alderfer
                                                Chief Financial Officer