Form 10QSB
period 1997-01-31
INTERACTIVE FLIGHT TECHNOLOGIES INC
filed 1997-03-17
CIK 932021

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                 --------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                               ------    ------

                           Commission File No. 0-25668

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                 DELAWARE                                      11-3197148
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

                         Yes  X                      No
                             ---                        ---
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                  Outstanding at February 28, 1997
         -----                                  --------------------------------
Class A Common Stock, $.01 par value            17,962,475 shares
Class B Common Stock, $.01 par value             3,960,000 shares


                  Transitional Small Business Disclosure Format

                         Yes                No  X
                             ---               ---

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                                      INDEX



                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of January 31, 1997
         (unaudited) and October 31, 1996 (audited).........................  3

         Condensed Statements of Operations for the Three Months
         Ended January 31, 1997 and 1996 (unaudited)........................  4

         Condensed Statements of Cash Flows for the Three Months
         Ended January 31, 1997 and 1996 (unaudited)........................  5

         Notes to Condensed Financial Statements ...........................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................  8


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................... 12


SIGNATURES ................................................................. 13

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS


                                                                                January 31,       October 31,
                             ASSETS                                                1997              1996
                                                                                -----------       -----------
                                                                                (unaudited)
Current assets:
   Cash and cash equivalents                                                  $  66,631,029    $   7,736,345
   Investment securities                                                               --          6,810,275
   Accounts receivable, less allowances of $1,732,377
      and $1,868,968                                                                 12,388          106,602
   Inventories                                                                    3,573,176        4,726,935
   Deferred costs                                                                    13,800           48,242
   Prepaid expenses                                                                 615,805          138,629
   Other current assets                                                           1,446,826          987,932
                                                                              -------------    -------------
         Total current assets                                                    72,293,024       20,554,960

Property and equipment, net                                                      16,499,701        4,659,500
Deposits                                                                             89,674           93,030
                                                                              -------------    -------------

         Total assets                                                         $  88,882,399    $  25,307,490
                                                                              =============    =============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                           $   6,463,952    $   4,073,940
   Accrued expenses                                                                 466,572          289,983
   Due to related parties                                                           742,916           69,240
   Due to officers, directors and employees                                          18,376           25,840
   Accrued product warranties                                                     1,155,526        1,166,010
   Accrued severance costs                                                          130,800          567,500
   Other current liabilities                                                        372,071          792,071
                                                                              -------------    -------------
         Total current liabilities                                                9,350,213        6,984,584

Noncurrent accrued severance costs                                                   96,250          110,000
Noncurrent accrued product warranties                                               462,950          505,035
                                                                              -------------    -------------
         Total liabilities                                                        9,909,413        7,599,619
                                                                              -------------    -------------

Stockholders' equity:
   Preferred stock, par value $0.01 per share,
       5,000,000 shares authorized, none issued                                          --               --
   Class A common stock, one vote per share, par
       value $0.01 per share, 40,000,000 shares
       authorized, 17,962,475 and 8,102,047 shares
       issued and outstanding, respectively                                         179,625           81,020
   Class B common stock, six votes per share, par
       value $0.01 per share, 4,000,000 shares authorized,
       3,960,000 shares issued and outstanding, including 3,200,000
       shares placed in escrow                                                       39,600           39,600
   Additional paid-in capital                                                   112,071,899       42,587,712
   Accumulated deficit                                                          (33,318,138)     (25,000,461)
                                                                              -------------    -------------
         Total stockholders' equity                                              78,972,986       17,707,871
                                                                              -------------    -------------

         Total liabilities and stockholders' equity                           $  88,882,399    $  25,307,490
                                                                              =============    =============

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED




                                               Three Months
                                             Ended January 31,
                                        -----------------------------
                                              1997           1996
                                              ----           ----
Revenue:
    Equipment sales                     $    148,709    $       --

    Service income                            77,296          26,182

                                        ------------    ------------
                                             226,005          26,182
                                        ------------    ------------

Costs and expenses:
    Cost of equipment sales                  148,404            --
    Cost of service income                    81,699            --
    Provision for doubtful accounts          136,590            --
    Research and development expenses      2,624,516         751,430
    Marketing and administrative           3,431,025       1,114,455
      expenses
    Inventory adjustments                  2,525,220            --
                                        ------------    ------------
                                           8,947,454       1,865,885
                                        ------------    ------------
          Operating loss                   8,721,449       1,839,703

Interest income                              403,772          50,988
                                        ------------    ------------

          Net loss                      $  8,317,677    $  1,788,715
                                        ============    ============


Net loss per share of common stock      $      (0.66)   $      (0.44)
                                        ============    ============

Weighted average shares outstanding       12,667,715       4,038,241
                                        ============    ============

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED




                                                                    Three Months
                                                                  Ended January 31,
                                                             -----------------------------
                                                                   1997           1996
                                                                   ----           ----
Cash flows from operating activities:
   Net loss                                                  $ (8,317,677)   $ (1,788,715)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation                                             191,850          82,784
         Expense recognized upon issuance of stock
            options and shares of Class A common stock            474,181            --
         Changes in assets and liabilities:
            Increase in accounts receivable                       (42,377)           --
            Increase in allowance for doubtful accounts           136,591            --
            Decrease (increase) in inventories                  1,153,759        (222,693)
            Decrease in deferred costs                             34,442            --
            Increase in prepaid expenses, other
                 current assets and deposits                     (932,714)        (51,642)
            Increase in accounts payable                        2,390,012          23,395
            Increase in accrued expenses                          176,589           2,524
            Decrease in accrued product warranties                (52,569)           --
            Increase in due to related parties, officers,
                 directors and employees                          666,212            --
            Decrease in accrued severance costs                  (450,450)           --
            Decrease in other liabilities                        (420,000)           --
                                                             ------------    ------------
               Net cash used in operating activities           (4,992,151)     (1,954,347)
                                                             ------------    ------------

Cash flows from investing activities:
   Purchases of property and equipment                        (12,032,051)        (94,577)
   Maturities of investment securities                          6,810,275            --
                                                             ------------    ------------
               Net cash used in investing activities           (5,221,776)        (94,577)
                                                             ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                      73,589,775          41,796
   Registration costs                                          (4,481,164)           --
                                                             ------------    ------------
               Net cash provided by financing activities       69,108,611          41,796
                                                             ------------    ------------

               Net increase (decrease) in cash and cash
                    equivalents                                58,894,684      (2,007,128)
Cash and cash equivalents at beginning of period                7,736,345       5,036,582
                                                             ------------    ------------
Cash and cash equivalents at end of period                   $ 66,631,029    $  3,029,454
                                                             ============    ============

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

                  The condensed financial statements of Interactive Flight Technologies, Inc. (the Company) included herein have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto for the fiscal year ended October 31, 1996, included in the Company's Annual Report on Form 10-KSB and amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1996.

                  The results of operations for the three months ended January 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.


(2) INVENTORIES

                  Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market and consist of the following:


                                        January 31,     October 31,
                                            1997           1996
                                            ----           ----
Raw materials                          $ 2,402,542    $ 3,554,656
Work in process                             44,870        176,228
Finished goods                           1,565,764        996,051
Allowance for inventory obsolescence      (440,000)          --
                                       -----------    -----------
     Total inventories                 $ 3,573,176    $ 4,726,935
                                       ===========    ===========


(3) PROPERTY AND EQUIPMENT

                  Property and equipment consists of the following:


                                    January 31,      October 31,
                                         1997            1996
                                         ----            ----
Leasehold improvements             $    536,387    $    375,708
Purchased software                    1,109,215         245,710
Furniture                               243,018         214,366
Equipment                             2,787,679       1,904,644
Shipsets                              2,780,100            --
Less accumulated depreciation          (643,651)       (451,801)
                                   ------------    ------------
                                      6,812,748       2,288,627
Shipsets under construction           9,686,953       2,370,873
                                   ------------    ------------
     Property and equipment, net   $ 16,499,701    $  4,659,500
                                   ============    ============

(4)  STOCKHOLDERS' EQUITY

                  Pursuant to a registration statement with the SEC with respect to an Exercise on November 18, 1996, the Company offered the holders of the Company's Class B Redeemable Stock Purchase Warrants who exercise their Class B Warrants pursuant to the Exercise Offer, to reduce the exercise price of Class B Warrants to $7.50 per share (from $9.75 per share) for each Class B Warrant exercised (the "Exercise Offer").

                  The Company completed the Exercise Offer on December 24, 1996 and received net proceeds of approximately $68,713,000 net of the underwriter's commissions and expenses of approximately $4,480,000.

                  Proceeds of approximately $397,000 were received upon the exercise of Class B Warrants at $9.75 following the Exercise Offer.

                  The Company redeemed all of its outstanding Redeemable Class B Warrants on January 7, 1997 at a price of $.05 per Warrant. There were 809,686 Class B Warrants outstanding at the time of the call.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                  Interactive Flight Technologies, Inc. (the "Company") is engaged in the development, manufacture, installation and operation of a computer based in-flight entertainment network (the "Entertainment Network"), which provides aircraft passengers the opportunity to view movies, to purchase goods and services, to play computer games and, in certain cases where permitted by applicable law, to gamble through an in-seat video touch screen.

                  The Company has announced that it was selected by Qantas Airways Limited as the preferred in-flight entertainment tenderer to participate in the bid alignment process for the possible supply of an in-flight entertainment system on Qantas' long-haul fleet. The bid alignment process was completed in February 1997 and the project moved on to the product identification/product definition ("PI/PD") stage. A decision by the Qantas Board of Directors whether (and with which supplier) to install an interactive in-flight entertainment system is not expected until later in 1997.

                  The Company has responded to a request for a proposal and has had discussions with PrivateAir for a sale, for cash, of the Entertainment Network on a Boeing 757 operated by PrivateAir. There can be no assurance that the discussions will result in any purchase by PrivateAir.

                  The Company currently has contracts in place with three European airlines, Swissair, Debonair and Alitalia Airlines S.p.S. ("Alitalia").

                  Performance under the Swissair agreement requires the Company to manufacture, assemble, deliver, install, certify, operate and maintain a second generation version of the Entertainment Network (the "IFEN-2") on Swissair's entire long-haul fleet, which consists of sixteen MD-11 aircraft and five B-747 aircraft. The Company successfully completed the installation of the first IFEN-2 shipset on a Swissair MD-11 in late January and of a second shipset in late February. These installations represented the first working installations of the IFEN-2 system on an aircraft. The Company is currently in its evaluation period provided for under the Swissair contract, during which the Company and Swissair are working together to optimize the operations and functionality of the system. While the installations to date have been successful, the Company is working to further improve the reliability of the system through software revisions, and through design improvements to the tray table used in the economy section of Swissair. Although the installations have only been in place only a short period of time, the Company believes that the reliability goals for the system can be met. However, there can be no assurance that technical obstacles may not prove more difficult than anticipated or that as yet undetermined issues will not appear.

                  Under the Swissair contract, the Company agreed to finance the purchase price (approximately $72 Million plus certain costs of installation and upgrades) of the twenty-one IFEN-2 shipsets out of revenues from passenger use of the systems. This arrangement was based on certain assumptions about gaming revenue, and the parties agreed to renegotiate the contract if these assumptions were not met. Although the experience of the Company to date with operation of the system has been extremely limited, revenue from gaming generated to date has been significantly less than assumed and is insufficient to support the purchase of the system by Swissair out of revenues. These results for a single month on a single plane are not necessarily indicative of future results, and the Company and Swissair have only begun to implement certain changes in the gaming features on the system and marketing plans associated with the system. Nonetheless, the Company does not believe that it will take the risk that sufficient gaming revenues can be generated in the future, and the parties have recently commenced negotiations. Swissair has indicated that it may consider purchasing all of or a portion of the system in an outright sale for cash. To date, no agreement has been reached and no assurances can be given that any agreement can be reached on terms acceptable to both parties. If the parties cannot reach agreement, either party could cancel the agreement.

                  The Debonair agreement requires the Company to manufacture, assemble, deliver, install, operate and maintain the IFEN-2 system on six Debonair aircraft. So long as Debonair utilizes the casino gaming features of the Entertainment Networks, payment of the purchase price of these systems will be made solely through a revenue-sharing agreement. The Company will evaluate this arrangement after the first system is installed and in operation, which is expected to occur in April 1997.

                  Pursuant to the contract with Alitalia, the Company delivered five first generation Entertainment Networks for installation on Alitalia aircraft during fiscal 1996. Future performance under the Alitalia agreement requires the Company to operate and maintain the installed Entertainment Networks on Alitalia aircraft. However, the Company has informed Alitalia that it will cease work until Alitalia makes certain payments for the shipsets which are currently past due.

                  Based on its experience to date, the Company does not plan to finance additional systems out of revenues. Indeed, the contracts currently being negotiated by the Company call for the airlines to finance the purchase and installation of the system, with the Company having the possibility of receiving a limited percentage in revenues from the system. Although this approach actually seems to be preferred by the major airlines, the decision of the Company not to finance purchases out of revenues will eliminate certain potential customers. In addition, there is no assurance that the customers currently considering purchase of the systems, or indeed any customers, will ultimately purchase the system at a purchase price at which the Company could make a profit.


RESULTS OF OPERATIONS

                  The Company generated $226,005 in revenue and incurred a net loss of $8,317,677 for the quarter ended January 31, 1997, increases of $199,823 (or 763%) and $6,528,962 (or 365%), respectively, as compared to revenue of $26,182 and a net loss of $1,788,715 for the corresponding quarter of the previous fiscal year. Revenues during the first three months ended January 31, 1997 were comprised of equipment sales of $148,709 and video service fees of $77,296. Video service fees for the first quarter of fiscal year 1997 were primarily derived from sales of videos pursuant to the agreement with Alitalia.

                  Cost of equipment sales and service income were $230,103 for the first quarter of fiscal year 1997 compared to none for the first quarter of fiscal year 1996. The Company did not have its first delivery of the Entertainment Network until the second quarter of fiscal year 1996. The Company expects costs of sales for the next few quarters to consist principally of depreciation expense on completed shipsets under the Swissair agreement.

                  Provisions for doubtful accounts were $136,590 for the quarter ended January 31, 1997, compared to none for the quarter ended January 31, 1996. The increase was due to a provision for video service fees under the Alitalia agreement.

                  Research and development expenses for the quarter ended January 31, 1997 were $2,624,516 an increase of $1,873,086, or 249%, from
$751,430 for the quarter ended January 31, 1996. This increase reflects the Company's use of proceeds from the exercise of Class B Warrants to fund the continuing development of the Entertainment Network.

                  Marketing and administrative expenses for the quarter ended January 31, 1997 were $3,431,025, an increase of $2,316,570, or 208%, from
$1,114,455 for the quarter ended January 31, 1996. This increase was primarily due to increased marketing activities, increases in administrative staff and related expenses, and additional executive officers. Additionally, the Company recorded a charge of $466,875 upon the issuance of restricted Class A Common Stock. The stock was issued pursuant to an agreement whereby Hyatt Ventures, Inc. provided a letter of guarantee related to current negotiations with Qantas airline.

                  Inventory adjustments of $2,525,220 resulted from a provision for the valuation of inventories of $440,000 and scrapped inventory of $2,085,220. Scrapped inventory resulted from the re-design of certain components of the Entertainment Network after October 31, 1996.

                  Interest income of $403,772 for the quarter ended January 31, 1997 increased from $50,988 for the quarter ended January 31, 1996. The interest arose principally out of short term investments of working capital. The increase was attributable to increased funds available for such investments as a consequence of the exercise of Class B Warrants during December 1996.

LIQUIDITY AND CAPITAL RESOURCES

                  At January 31, 1997 the Company had working capital of approximately $66.6 Million. The Company's primary source of funding has been through sales of its equity. The Company increased its working capital in December 1996 from Class B Warrant exercises (prompted by the reduction in the exercise price to $7.50 and the Company's notice of redemption of the remaining Class B Warrants) from which the Company received proceeds (net of expenses of $4.5 Million) of approximately $69.1 Million. The Company expects that losses will continue for the foreseeable future and, as a result, unless funds are received from additional financing, working capital is expected to decrease over the next few quarters.

                  During the three months ended January 31, 1997, the Company utilized $5.0 Million of cash from operating activities, an increase of $3.0 Million from the corresponding quarter of the previous fiscal year. The increase in cash utilized in operations is primarily a result of an increase in the net loss, an increase in prepaid expenses and other current assets, offset by a decrease in inventory and an increase in accounts payable.

                  Purchases of property and equipment for the quarter ended January 31, 1997 were $12.0 Million compared to $.1 Million for the quarter ended January 31, 1996. Capital expenditures for the first quarter of fiscal year 1997 were primarily related to the manufacture of the Entertainment Network under the Swissair and Debonair agreements of approximately $7.7 Million. Other capital expenditures were for the addition of software included in the Entertainment Network and research and development equipment. The Company expects its property and equipment to continue to increase over the next few quarters as a result of the Swissair and Debonair Agreements.

                  At January 31, 1997, the Company's material capital commitments were (i) purchase orders of approximately $20.4 Million relating primarily to inventory purchases and (ii) its obligations under the Swissair Agreement and the Debonair Agreement.

                  The Company's revenues have been generated, and are anticipated to be generated in the future, from sales, leasing installation and servicing of the Entertainment Network aboard commercial and charter aircraft. Although the Company may move away from this strategy, the contracts the Company has executed to date generally provide for the Company to install the Entertainment Network on an aircraft and to be paid for the equipment and its installation and maintenance out of revenue generated by passenger use of the installed network on the aircraft. As a result, the Company must expend significant capital amounts for the test installations (which require the assembly and installation of approximately 30 to 280 in-seat video terminals, cabin file servers, cluster controllers, video-on-demand servers and SEBs and cabling the first, business and/or economy class sections of the aircraft) and subsequent assembly, installation and maintenance of the Entertainment Network on each aircraft. However under these existing contracts, revenue as payment for the system will typically be received, if at all, only as a result of the use of the system over a potentially significant period of time. Moreover, the Company may also enter into commitments to purchase equipment necessary for additional installations, even in the absence of a purchase commitment from an airline, if such action is determined to be necessary or desirable to pursue business opportunities. The Company also expects its cash requirements to increase in future periods due to higher expenses associated with increased sales and marketing activities and financing of inventory purchases, installations and accounts receivable.

                  The Company is currently using its working capital to finance all of its current expenses, including installations, equipment purchases, product development, inventory and other expenses associated with the delivery and installation of the Swissair and Debonair Entertainment Networks, as well as for payment of continued marketing and research and development expenses. The Company plans to continue to use a substantial portion of its cash resources to fund its future operations. The Company believes that its current cash reserves will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. However, in the event the Company obtains additional orders for the Entertainment Network (as to which there can be no assurance), the Company may require significant additional financing for manufacture, assembly and installation of any such future orders of the Entertainment Network and for financing the Entertainment Network if required. The Company may also in the future elect to explore additional applications for its technologies other than in-flight entertainment. To do so, the Company would require significant additional capital for research and development and, if such development efforts are successful, for marketing, manufacturing and installing its new products.

FORWARD-LOOKING INFORMATION

                  Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the failure of passenger use of the Entertainment Network to generate sufficient revenues, the failure to execute definitive agreements with additional airlines on favorable terms or at all, cost overruns in connection with the Company's current contracts, failure of installed Entertainment Networks to perform in accordance with system specifications, the failure of the Company to receive sufficient financing to perform under any new airline contracts or to perform sufficient future research and development, the impact of competition and downward pricing pressures, the effect of changing economic conditions and conditions in the airline industry, the impact of any changes in domestic and foreign regulatory environments or the Company's inability to obtain requisite government approvals, risks in technology development, the risks involved in currency fluctuations, and the other risks and uncertainties detailed in the Company's Registration Statement on Form S-3 dated November 18, 1996 and the Company's Annual Report on Form 10-KSB and amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1996.

PART II. OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

           3.1(1)*         -        Certificate of Ownership and Merger
           3.2(1)*         -        Amended and Restated Certificate of
                                    Incorporation of the Registrant
           3.3(1)*         -        Certificate of Amendment of Amended and
                                    Restated Certificate of Incorporation of
                                    Registrant
           3.4(1)*         -        By-laws of the Registrant
           4.1(1)*         -        Warrant Agreement, dated as of March 7,
                                    1995, by and among the Registrant, D.H.
                                    Blair Investment Banking Corp. and American
                                    Stock Transfer & Trust Company
           4.2(6)*         -        Form of Amendment to March 7, 1995 Warrant
                                    Agreement, to be entered into by and among
                                    the Registrant, D.H. Blair Investment
                                    Banking Corp., and American Stock Transfer
                                    & Trust Company
           4.3(6)*         -        Warrant Agreement, dated as of October 24,
                                    1996, by and among the Registrant, D.H.
                                    Blair Investment Banking Corp., and
                                    American Stock Transfer & Trust Company
           4.4(6)*         -        Form of Amendment to October 24, 1996
                                    Warrant Agreement, to be entered into by and
                                    among the Registrant, D.H. Blair
                                    Investment Banking Corp., and American Stock
                                    Transfer & Trust Company
           4.5(1)*         -        Form of Underwriter's Unit Purchase Option
           4.6(1)*         -        Specimen of Class A Common Stock Certificate
           4.7(1)*         -        Specimen of Class B Common Stock Certificate
           4.8(6)*         -        Specimen of Class B Warrant Certificate
           4.9(3)*         -        Specimen of Class C Warrant Certificate
           4.10(3)*        -        Specimen of Class D Warrant Certificate
           4.11(6)*        -        Stock Purchase Warrant, dated as of November
                                    7, 1996, issued to FortuNet, Inc.
           4.12(6)*        -        Stock Purchase Warrant, dated as of November
                                    12, 1996, issued to Houlihan Lokey Howard &
                                    Zukin
          10.1             -        Employment Agreement between the Registrant
                                    and Thomas Metzler, dated as of November 18,
                                    1996
          27               -        Financial Data Schedule


--------------------------

* Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996 and Amendment No. 1 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission


         (b)      REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended January 31, 1997.

                                   SIGNATURES

                  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 17, 1997                 INTERACTIVE FLIGHT TECHNOLOGIES, INC.


                                       By:          /s/ Michail Itkis
                                          --------------------------------------
                                          Michail Itkis
                                          Chief Executive Officer


                                       By:          /s/ John W. Alderfer
                                          --------------------------------------
                                          John W. Alderfer
                                          Chief Financial Officer

                                INDEX OF EXHIBITS

Exhibit No.                          Description                                                      Page No.
-----------                          -----------                                                      --------
3.1(1)                  Certificate of Ownership and Merger                                              *
3.2(1)                  Amended and Restated Certificate of Incorporation of the                         *
                        Registrant
3.3(1)                  Certificate of Amendment of Amended and Restated                                 *
                        Certificate of Incorporation of Registrant
3.4(1)                  By-laws of the Registrant                                                        *
4.1(1)                  Warrant Agreement, dated as of March 7, 1995, by and                             *
                        among the Registrant, D.H. Blair Investment Banking
                        Corp. and American Stock Transfer & Trust Company
4.2(6)                  Form of Amendment to March 7, 1995 Warrant                                       *
                        Agreement, to be entered into by and among the Registrant,
                        D.H. Blair Investment Banking Corp., and American Stock
                        Transfer & Trust Company
4.3(6)                  Warrant Agreement, dated as of October 24, 1996, by and                          *
                        among the Registrant, D.H. Blair Investment Banking
                        Corp., and American Stock Transfer & Trust Company
4.4(6)                  Form of Amendment to October 24, 1996 Warrant                                    *
                        Agreement, to be entered into by and among the Registrant,
                        D.H. Blair Investment Banking Corp., and American Stock
                        Transfer & Trust Company
4.5(1)                  Form of Underwriter's Unit Purchase Option                                       *
4.6(1)                  Specimen of Class A Common Stock Certificate                                     *
4.7(1)                  Specimen of Class B Common Stock Certificate                                     *
4.8(6)                  Specimen of Class B Warrant Certificate                                          *
4.9(3)                  Specimen of Class C Warrant Certificate                                          *
4.10(3)                 Specimen of Class D Warrant Certificate                                          *
4.11(6)                 Stock Purchase Warrant, dated as of November 7, 1996,                            *
                        issued to FortuNet, Inc.
4.12(6)                 Stock Purchase Warrant, dated as of November 12, 1996,                           *
                        issued to Houlihan Lokey Howard & Zukin
10.1                    Employment Agreement between the Registrant and
                        Thomas Metzler, dated as of November 18, 1996
27                      Financial Data Schedule


---------------------------

* Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996 and Amendment No. 1 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission