Form 10QSB
period 1997-04-30
INTERACTIVE FLIGHT TECHNOLOGIES INC
filed 1997-06-13
CIK 932021

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                 --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 1997

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

                        Yes  _X_                  No  ___

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                         Outstanding at May 31, 1997
                  -----                         ---------------------------
      Class A Common Stock, $.01 par value             18,076,445 shares
      Class B Common Stock, $.01 par value              3,846,667 shares

                  Transitional Small Business Disclosure Format

                        Yes  ___                   No  _X_

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                      INDEX




                                                                  PAGE
                                                                  ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets as of April 30, 1997
        (unaudited) and October 31, 1996 (audited)................. 3

        Condensed Statements of Operations for the Three Months and Six Months Ended April 30, 1997 and 1996 (unaudited)... 4

        Condensed Statements of Cash Flows for the Six Months
        Ended April 30, 1997 and 1996 (unaudited).................. 5

        Notes to Condensed Financial Statements ................... 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations........................ 8


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K........................... 14


SIGNATURES ........................................................ 15

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                                                            April 30,       October 31,
                   ASSETS                                     1997             1996
                                                         -------------     ------------
                                                          (unaudited)
Current assets:
   Cash and cash equivalents                             $  48,898,051     $  7,736,345
   Investment securities                                            --        6,810,275
   Accounts receivable, less allowances of $286,266
      and $1,732,377                                         2,406,721          106,602
   Inventories                                              17,601,749        4,726,935
   Deferred costs                                              125,829           48,242
   Prepaid expenses                                            518,383          138,629
   Other current assets                                        927,073          987,932
                                                         -------------     ------------
      Total current assets                                  70,477,806       20,554,960

Property and equipment, net                                 12,533,471        4,659,500
Deposits                                                        73,091           93,030
                                                         -------------     ------------
      Total assets                                       $  83,084,368     $ 25,307,490
                                                         =============     ============
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $   7,308,094     $  4,073,940
   Accrued expenses                                            981,302          289,983
   Due to related parties                                           --           69,240
   Due to officers, directors and employees                      3,238           25,840
   Accrued product warranties                                1,049,586        1,166,010
   Accrued severance costs                                      92,500          567,500
   Other current liabilities                                   715,781          792,071
   Current maturities of capital lease obligations              76,195               --
                                                         -------------     ------------
      Total current liabilities                             10,226,696        6,984,584

Accrued severance costs, noncurrent                             82,500          110,000
Accrued product warranties, noncurrent                       1,123,965          505,035
Capital lease obligations, less current maturities             124,921               --
                                                         -------------     ------------
      Total liabilities                                     11,558,082        7,599,619
                                                         -------------     ------------
Stockholders' equity:
   Preferred stock, par value $0.01 per share,
       5,000,000 shares authorized, none issued                     --               --
   Class A common stock, one vote per share, par
       value $0.01 per share, 40,000,000 shares
       authorized, 18,076,445 and 8,102,047 shares
       issued and outstanding, respectively                    180,764           81,020
   Class B common stock, six votes per share, par
       value $0.01 per share, 4,000,000 shares
       authorized, 3,846,667 and 3,960,000 shares
       issued and outstanding, including 3,200,000
       shares placed in escrow                                  38,467           39,600
   Additional paid-in capital                              112,036,572       42,587,712
   Accumulated deficit                                     (40,729,517)     (25,000,461)
                                                         -------------     ------------
      Total stockholders' equity                            71,526,286       17,707,871
                                                         -------------     ------------
      Total liabilities and stockholders' equity         $  83,084,368     $ 25,307,490
                                                         =============     ============

           See accompanying notes to condensed financial statements.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months                       Six Months
                                                   Ended April 30,                   Ended April 30,
                                            -----------------------------     ----------------------------
                                                1997             1996             1997            1996
                                            ------------     ------------     ------------     -----------
Revenue:
   Equipment sales                           $ 2,329,422       $1,613,376       $2,478,131      $1,613,376
   Service income                                 31,940           28,847          109,236          55,029
                                            ------------     ------------     ------------     -----------
                                               2,361,362        1,642,223        2,587,367       1,668,405
                                            ------------     ------------     ------------     -----------
Costs and expenses:
   Cost of equipment sales                     6,155,089        2,263,868        8,879,913       2,263,868
   Cost of service income                         13,828           91,576           95,527         142,553
   Provision for doubtful accounts                13,725               --          150,315              --
   Research and development expenses           2,080,017          910,571        4,646,361       1,662,001
   Marketing and administrative expenses       2,996,333        2,581,610        6,434,330       3,645,088
   Bad debt recoveries                        (1,064,284)              --       (1,064,284)             --
                                            ------------     ------------     ------------     -----------
                                              10,194,708        5,847,625       19,142,162       7,713,510
                                            ------------     ------------     ------------     -----------
        Operating loss                         7,833,346        4,205,402       16,554,795       6,045,105

Other:
   Interest income                               489,663           24,148          893,435          75,136
   Other, net                                    (67,696)              --          (67,696)             --
                                            ------------     ------------     ------------     -----------
        Net loss                             $ 7,411,379       $4,181,254      $15,729,056      $5,969,969
                                            ============     ============     ============     ===========

Net loss per share of common stock           $     (0.40)      $    (1.03)     $     (1.00)     $    (1.48)
                                            ============     ============     ============     ===========

Weighted average shares outstanding           18,733,262        4,040,699       15,700,489       4,040,548
                                            ============     ============     ============     ===========

           See accompanying notes to condensed financial statements.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months
                                                                    Ended April 30,
                                                            ----------------------------
                                                                 1997            1996
                                                            ------------     -----------
Cash flows from operating activities:
   Net loss                                                 $(15,729,056)    $(5,969,969)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation                                               802,154         170,227
      Expense recognized upon issuance of stock
      options and shares of Class A common stock                 479,436       1,110,400
      Provision for inventory obsolescence                       800,000              --
      Loss on sale of equipment                                   66,655              --
      Changes in assets and liabilities:
         Increase in accounts receivable                        (854,008)     (1,605,995)
         Decrease in allowance for doubtful accounts          (1,446,111)             --
         Increase in inventories                             (13,674,814)       (238,939)
         Decrease (increase) in deferred costs                   (77,587)        300,000
         Increase in prepaid expenses, other
              current assets and deposits                       (298,956)       (214,800)
         Increase in accounts payable                          3,234,154       1,641,314
         Increase in accrued expenses                            691,319         175,224
         Increase in accrued product warranties                  502,506         668,418
         Decrease in due to related parties,
              officers, directors and employees                  (91,842)             --
         Decrease in accrued severance costs                    (502,500)             --
         Decrease in other current liabilities                   (76,290)             --
                                                            ------------     -----------
            Net cash used in operating activities            (26,174,940)     (3,964,120)
                                                            ------------     -----------
Cash flows from investing activities:
   Purchases of property and equipment                        (8,532,103)       (149,903)
   Maturities of investment securities                         6,810,275              --
                                                            ------------     -----------
            Net cash used in investing activities             (1,721,828)       (149,903)
                                                            ------------     -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                     73,589,775          14,688
   Registration costs                                         (4,481,164)       (206,589)
   Redemption of Class B warrants                                (40,576)             --
   Payments on capital lease obligations                          (9,561)             --
                                                            ------------     -----------
          Net cash provided by (used in) financing
              activities                                      69,058,474        (191,901)
                                                            ------------     -----------
          Net increase (decrease) in cash and cash
              equivalents                                     41,161,706      (4,305,924)
Cash and cash equivalents at beginning of period               7,736,345       5,036,582
                                                            ------------     -----------
Cash and cash equivalents at end of period                  $ 48,898,051     $   730,658
                                                            ============     ===========


           See accompanying notes to condensed financial statements.

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

            The results of operations for the three months and six months ended April 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.


(2) PROPERTY AND EQUIPMENT

            Property and equipment consists of the following:

                                           April 30,      October 31,
                                              1997            1996
                                         ------------     -----------
     Leasehold improvements              $    481,209     $   375,708
     Purchased software                       392,290         245,710
     Furniture                                591,104         214,366
     Equipment                              3,403,542       1,904,644
     Shipsets                               5,262,199              --
                                         ------------     -----------
                                           10,130,344       2,740,428
     Less accumulated depreciation         (1,160,417)       (451,801)
                                         ------------     -----------
                                            8,969,927       2,288,627
     Shipsets under construction            3,563,544       2,370,873
                                         ------------     -----------
          Property and equipment, net    $ 12,533,471     $ 4,659,500
                                         ============     ===========

(3) INVENTORIES

            Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market and consist of the following:

                                               April 30,      October 31,
                                                 1997            1996
                                             ------------     ----------
     Raw materials                           $  8,228,606     $3,554,656
     Work in process                            5,110,481        176,228
     Finished goods                             5,062,662        996,051
     Allowance for inventory obsolescence        (800,000)            --
                                             ------------     ----------
          Total inventories                  $ 17,601,749     $4,726,935
                                             ============     ==========

(4) STOCKHOLDERS' EQUITY

            Pursuant to a registration statement with respect to an Exercise Offer on November 18, 1996, the Company offered the holders of the Company's Class B Redeemable Stock Purchase Warrants who exercise their Class B Warrants pursuant to the Exercise Offer, to reduce the exercise price of the Class B Warrants to $7.50 per share (from $9.75 per share) for each Class B Warrant exercised (the "Exercise Offer").

            The Company completed the Exercise Offer on December 24, 1996 and received net proceeds of approximately $68,713,000 net of the underwriter's commissions and expenses of approximately $4,480,000.

            Proceeds of approximately $397,000 were received upon the exercise of Class B Warrants at $9.75 per share following the Exercise Offer.

            The Company redeemed all of its outstanding Class B Redeemable Stock Purchase Warrants on January 7, 1997 at a price of $.05 per Warrant. There were 811,520 Class B Warrants outstanding at the time of the call.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

            Interactive Flight Technologies, Inc. (the "Company") is engaged in the development, manufacture, installation and operation of a computer-based in-flight entertainment network ("the Entertainment Network" or "shipsets"), which provides aircraft passengers the opportunity to view movies, to purchase goods and services, to play computer games and, in certain cases where permitted by applicable law, to gamble through an in-seat video touch screen.

            The Company has announced that it was selected by Qantas Airways Limited ("Qantas") as the preferred in-flight entertainment tenderer to participate in the bid alignment process for the possible supply of an in-flight entertainment system on Qantas' long-haul fleet. The project is currently in the product identification/product definition stage. A decision by Qantas whether (and with which supplier) to install an interactive in-flight entertainment system is not expected until later in 1997.

            In April 1997, the Company signed a non-binding letter of intent with PrivatAir for a sale, for cash, of an Entertainment Network for installation on a Boeing 757 operated by PrivatAir. Installation of the Entertainment Network is scheduled for approximately six months following the execution of a definitive purchase agreement. The Company and PrivatAir are currently negotiating a definitive agreement; however, there can be no assurance that a definitive agreement will be reached.

            The Company currently has contracts in place with three European airlines, Swissair, Debonair and Alitalia Airlines S.p.S. ("Alitalia").

            The Swissair agreement requires the Company to manufacture, assemble, deliver, install, certify, operate and maintain a second generation version of the Entertainment Network (the "IFEN-2") on Swissair's entire long-haul fleet, which consists of sixteen MD-11 aircraft and five B-747 aircraft. Under the agreement, the Company agreed to finance the purchase price (approximately $72 million plus certain costs of installation and upgrades) of the twenty-one IFEN-2 shipsets out of revenues from passenger use of the systems. This arrangement was based on certain assumptions about gaming revenue, and the parties agreed to renegotiate the contract if these assumptions were not met. Although the experience of the Company to date with operation of the system has been limited, revenue from gaming generated to date has been significantly less than assumed and is insufficient to support the purchase of the system by Swissair out of revenues. These results are not necessarily indicative of future results, and the Company and Swissair have begun to implement certain changes in the gaming features on the system and marketing plans associated with the system. Due to the insufficient revenues being generated by gaming, the Company and Swissair have been renegotiating the original agreement. As a result, the two parties signed a Memorandum of Understanding ("MOU") which the parties are operating under until June 23, 1997 or a renegotiated agreement is reached.

        If agreement is reached under the Swissair MOU, the Company would be responsible for all costs including shipset components, installation and twelve months of maintenance costs for two MD-11 and one 747 aircraft installation in the first, business and economy class sections of the aircrafts. For the remaining eighteen aircraft, only first and business class would be installed and Swissair would purchase the shipsets (regardless of gaming revenues) for an average of $1.7 million per aircraft. The Company would be responsible for the installation costs and twelve months of maintenance costs for the eighteen aircraft. The split of revenues generated from gaming and passenger use of the system for all twenty-one aircraft would be determined in the renegotiated agreement. In the renegotiation process, the Company and Swissair have discussed the possibility of transferring title to the Entertainment Networks installed in the first, business and economy sections of three aircraft from the Company to Swissair. Should the Company and Swissair agree to the title transfer in the renegotiated agreement, the Company would probably receive no immediate sales proceeds for the Entertainment Networks other than the Company's share of gaming revenues as anticipated in the original contract and incur a loss for the estimated hardware, installation, maintenance and warranty costs incurred and expected to be incurred for the shipsets. The Company's best estimate of these costs at this time is approximately $11 million. However, there can be no assurance that the title transfer will occur or that a renegotiated agreement will be reached on terms acceptable to both parties. If the parties cannot reach an agreement, either party could cancel the MOU, in which case the Swissair Agreement would likely be terminated. In the event the agreement is terminated, an evaluation of the recoverability of the shipsets would be based upon a revised estimate of future gaming reserves.

            The Company has successfully completed the installation of the IFEN-2 shipsets in the economy, business and first class sections of two Swissair MD-11 aircraft and has commenced full installation on one 747 aircraft. The Company has also completed the installation of the IFEN-2 shipsets in the business class section of three Swissair MD-11 aircraft, with the most recent installation being completed in May 1997. While the installations to date have been successful, the Company is working to further improve the reliability of the system through software revisions, and through design improvements. The Company believes that the reliability goals for the system can be met; however, there can be no assurance that technical obstacles may not prove more difficult than anticipated or that as yet undetermined issues will not appear.

            The Debonair agreement requires the Company to manufacture, assemble, deliver, install, operate and maintain the IFEN-2 system on six Debonair aircraft. So long as Debonair utilizes the casino gaming features of the Entertainment Networks, payment of the purchase price of these systems will be made solely through a revenue-sharing agreement. The Company will evaluate this arrangement after the first system is installed and in operation, which is expected to occur later in fiscal year 1997.

            Pursuant to the contract with Alitalia, the Company delivered five first generation Entertainment Networks for installation on Alitalia aircraft during fiscal 1996. Future performance under the Alitalia agreement requires the Company to operate and maintain the installed Entertainment Networks on Alitalia aircraft.

            Based on its experience to date, the Company does not plan to finance the purchase of additional shipset systems whereby the payment for such systems is based upon contingent future revenues. Indeed, the contracts currently being negotiated by the Company call for the airlines to finance the purchase and installation of the system, with the Company having the possibility of receiving a limited percentage in future revenues from the system. Although this approach is acceptable to certain airlines, the decision of the Company not to finance shipset purchases out of future revenues will eliminate certain potential customers. In addition, there is no assurance that the customers currently considering purchase of the systems, or indeed any customers, will ultimately purchase the system at a purchase price at which the Company could make a profit.

RESULTS OF OPERATIONS

            Revenues for the quarter ended April 30, 1997 were $2,361,362, an increase of $719,139 (or 44%) over revenues of $1,642,223 for the corresponding quarter of the previous fiscal year. Revenues for the six months ended April 30, 1997 were $2,587,367, an increase of $918,962 (or 55%) over revenues of $1,668,405 in the corresponding period of the previous fiscal year. Revenues generated during the three months and six months ended April 30, 1997 were principally from the installation of the Entertainment Network in the business class section of two MD-11 aircraft under the Swissair MOU. Revenue generated during the three months and six months ended April 30, 1996 resulted principally from the installation of the Entertainment Network on two aircraft under the Alitalia Agreement.

            Cost of equipment sales and service income for the quarter ended April 30, 1997 were $6,168,917, an increase of $3,813,473 (or 162%) over cost of sales of $2,355,444 for the corresponding quarter of the previous fiscal year. Cost of equipment sales and service income for the six months ended April 30, 1997 were $8,975,440, an increase of $6,569,019 (or 273%) over cost of sales of $2,406,421 in the corresponding period of the previous fiscal year. The increase in cost of sales is partly due to the installation and maintenance costs of aircraft under the Swissair Agreement and the Swissair MOU. Pursuant to the Swissair Agreement and the Swissair MOU, the Company is responsible for all costs related to the installation of the Entertainment Network on the Swissair aircraft and maintenance costs of the Entertainment Network for a twelve-month period after installation. Under the Alitalia Agreement, all installation and maintenance costs were the responsibility of Alitalia. The increase in cost of sales for the three-month and six-month periods ended April 30, 1997 as compared to the three month and six-month periods ended April 30, 1996 is also due to inventory adjustments. Provisions for inventory obsolescence of $800,000 and scrapped inventory and rework adjustments of $3,462,684 were recorded during the six months ended April 30, 1997. The scrapped inventory primarily resulted from the Company's re-design of the tray table utilized in the Entertainment Network for the economy section of an aircraft. Estimated warranty costs for the Entertainment Network are also included in cost of sales. The Company is currently investigating its warranty claims with sub-contractors in order to decrease this expense in the future. However, there can be no assurance that the Company will be successful in pursuing these warranty claims. Although the Company hopes to reduce the cost of goods sold as a percentage of sales for future periods, these percentages are likely to remain high as the Company provides for the costs of installation and maintenance under the Swissair MOU.

            Provisions for doubtful accounts were $13,725 and $150,315 for the three-month and six-month periods ended April 30, 1997, compared to none for each of these periods in the prior fiscal year. The increase was due to provisions for video service fees under the Alitalia agreement.

            Bad debt recoveries of $1,064,284 during the three months and six months ended April 30, 1997 resulted from the recovery of accounts receivable under the Alitalia agreement which were reserved for during the Company's fourth quarter of its fiscal year ended October 31, 1996.

            Research and development expenses for the quarter ended April 30, 1997 were $2,080,017, an increase of $1,169,446 (or 128%) over expenses of $910,571 for the corresponding quarter of the previous fiscal year. Research and development expenses for the six months ended April 30, 1997 were $4,646,361, an increase of $2,984,360 (or 180%) over expenses of $1,662,001 in the corresponding period of the previous fiscal year. The increase reflects the Company's use of proceeds from the exercise of Class B Warrants to fund the continuing development of the Entertainment Network. The Company will continue to invest in research and development in the future.

            Marketing and administrative expenses for the quarter ended April 30, 1997 were $2,996,333, an increase of $414,723 (or 16%) over expenses of $2,581,610 for the corresponding quarter of the previous fiscal year. Marketing and administrative expenses for the six months ended April 30, 1997 were $6,434,330, an increase of $2,789,242 (or 77%) over expenses of $3,645,088 in the corresponding period of the previous fiscal year. The increase was primarily due to increased marketing activities, increases in administrative and operations staff, and additional executive officers.

            Interest income of $489,663 and $893,435 for the three months and six months ended April 30, 1997, respectively, increased from $24,148 and $75,136 for the corresponding periods of the previous fiscal year. The interest arose principally out of short-term investments of working capital. The increases are attributable to increased funds available for such investments as a consequence of the exercise of Class B Warrants during December 1996.

            Other expense of $67,696 for the three months and six months ended April 30, 1997 resulted principally from the disposal of property and equipment.


LIQUIDITY AND CAPITAL RESOURCES

            At April 30, 1997 the Company had working capital of approximately $60.3 million. The Company's primary source of funding has been through equity offerings. The Company increased its working capital in December 1996 from Class B Warrant exercises (prompted by the reduction in the exercise price to $7.50 and the Company's notice of redemption of the remaining Class B Warrants) from which the Company received proceeds (net of expenses of $4.5 million) of approximately $69.1 million. The Company expects that losses will continue for the foreseeable future and, as a result, unless funds are received from additional financings and/or equity offerings, working capital is expected to decrease over the next few quarters.

            During the six months ended April 30, 1997, the Company utilized $26.2 million of cash in operating activities, an increase of $22.2 million from the corresponding period of the previous fiscal year. The increase in cash utilized in operations is primarily a result of an increase in the net loss and an increase in inventories, offset by an increase in accounts payable.

            Purchases of property and equipment for the six months ended April 30, 1997 were $8.5 million compared to $0.1 million for the six months ended April 30, 1996. Capital expenditures for the first six months of fiscal year 1997 were primarily related to the manufacture of the Entertainment Network under the Debonair agreement, the manufacture and installation of the Entertainment Network on two of the aircraft under the Swissair Agreement, and research and development equipment.

            During the quarter ended April 30, 1997, the Company assigned its rights, title and interests in a tenant lease for space located in New York, New York. The Company also entered into two capital leases for furniture. The leases require monthly payments of $3,149 and $4,590 through October 1999 and September 1999, respectively.

            At April 30, 1997, the Company's material capital commitments were
(i) purchase orders of approximately $9.5 million relating primarily to inventory purchases and (ii) its obligations under the Swissair Agreement and the Debonair Agreement.

             The Company's revenues have been generated, and are anticipated to be generated in the future, from sales, installation and servicing of the Entertainment Network aboard commercial and charter aircraft. The contracts the Company has executed to date generally provide for the Company to install the Entertainment Network on an aircraft and to be paid for the equipment and for its installation and maintenance out of revenue generated by passenger use of the installed network on the aircraft. As a result, the Company must expend significant capital amounts for the test installations (which require the assembly and installation of approximately 30 to 280 in-seat video terminals, cabin file servers, cluster controllers, video-on-demand servers and seat electronic boxes and cabling the first, business and/or economy class sections of the aircraft) and subsequent assembly, installation and maintenance of the Entertainment Network on each aircraft. However under these existing contracts, revenue as payment for the system will typically be received, if at all, only as a result of the use of the system over a potentially significant period of time. The Company is currently renegotiating one of these contracts to require payment for the system upon installation as opposed to payment upon passenger use of the system. There can be no assurance, however, that the Company will be successful in renegotiating this contract. Moreover, the Company may also enter into commitments to purchase equipment necessary for additional installations, even in the absence of a purchase commitment from an airline, if such action is determined to be necessary or desirable to pursue business opportunities. The Company also expects its cash requirements to increase in future periods due to higher expenses associated with increased sales and marketing activities and financing of inventory purchases, installations and accounts receivable.

            The Company is currently using its working capital to finance its current expenses, including installations, equipment purchases, product development, inventory and other expenses associated with the delivery and installation of the Swissair and Debonair Entertainment Networks, as well as for payment of continued marketing and research and development expenses. The Company plans to continue to use a substantial portion of its cash resources to fund its future operations. The Company believes that its current cash balances will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. However, in the event the Company obtains additional orders for the Entertainment Network (as to which there can be no assurance), the Company may require significant additional financing for manufacture, assembly and installation of any such future orders of the Entertainment Network and for financing the Entertainment Network if required. The Company may also in the future elect to explore additional applications for its technologies other than in-flight entertainment. To do so, the Company would require significant additional capital for research and development and, if such development efforts are successful, for marketing, manufacturing and installing its new products.

FORWARD-LOOKING INFORMATION

            Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the failure of passenger use of the Entertainment Network to generate sufficient revenues, the failure to reach a definitive agreement with Swissair reflecting the terms of the MOU, the failure to execute definitive agreements with additional airlines (including Qantas and PrivatAir) on favorable terms or at all, cost overruns in connection with the Company's current contracts, failure of installed Entertainment Networks to perform in accordance with system specifications, the failure of the Company to receive sufficient financing to perform under any new airline contracts or to perform sufficient future research and development, the impact of competition and downward pricing pressures, the effect of changing economic conditions and conditions in the airline industry, the impact of any changes in domestic and foreign regulatory environments or the Company's inability to obtain requisite government approvals, risks in technology development, the risks involved in currency fluctuations, and the other risks and uncertainties detailed in the Company's Registration Statement on Form S-3 dated November 18, 1996 and the Company's Annual Report on Form 10-KSB and amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1996.

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

        3.1(1)*   -     Certificate of Ownership and Merger
        3.2(1)*   -     Amended and Restated Certificate of Incorporation of the Registrant
        3.3(1)*   -     Certificate of Amendment of Amended and Restated Certificate of
                        Incorporation of Registrant
        3.4(1)*   -     By-laws of the Registrant
        4.1(1)*   -     Warrant Agreement, dated as of March 7, 1995, by and among the
                        Registrant, D.H. Blair Investment Banking Corp. and American
                        Stock Transfer & Trust Company
        4.2(6)*   -     Form of Amendment to March 7, 1995 Warrant Agreement, to be
                        entered into by and among the Registrant, D.H. Blair Investment
                        Banking Corp., and American Stock Transfer & Trust Company
        4.3(6)*   -     Warrant Agreement, dated as of October 24, 1996, by and among the Registrant, D.H. Blair Investment Banking Corp., and American
                        Stock Transfer & Trust Company
        4.4(6)*   -     Form of Amendment to October 24, 1996 Warrant Agreement, to
                        be entered into by and among the Registrant, D.H. Blair Investment
                        Banking Corp., and American Stock Transfer & Trust Company
        4.5(1)*   -     Form of Underwriter's Unit Purchase Option
        4.6(1)*   -     Specimen of Class A Common Stock Certificate
        4.7(1)*   -     Specimen of Class B Common Stock Certificate
        4.8(6)*   -     Specimen of Class B Warrant Certificate
        4.9(3)*   -     Specimen of Class C Warrant Certificate
        4.10(3)*  -     Specimen of Class D Warrant Certificate
        4.11(6)*  -     Stock Purchase Warrant, dated as of November 7, 1996, issued to FortuNet, Inc.
        4.12(6)*  -     Stock Purchase Warrant, dated as of November 12, 1996, issued to
                        Houlihan Lokey Howard & Zukin
       27         -     Financial Data Schedules


--------------------------

* Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996 and Amendment No. 1 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission




(b)   REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the quarter ended April 30, 1997.

                                   SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 1997           INTERACTIVE FLIGHT TECHNOLOGIES, INC.


                                    By:     /s/ Michail Itkis
                                       --------------------------------------
                                       Michail Itkis
                                       Chief Executive Officer


                                    By:     /s/ John W. Alderfer
                                       ---------------------------------------
                                       John W. Alderfer
                                       Chief Financial Officer

                                INDEX OF EXHIBITS

  Exhibit No.                     Description                    Page No.
  -----------                     -----------                    --------
 3.1(1)         Certificate of Ownership and Merger                 *
 3.2(1)         Amended and Restated Certificate of                 *
                Incorporation of the Registrant
 3.3(1)         Certificate of Amendment of Amended and             *
                Restated Certificate of Incorporation of
                Registrant
 3.4(1)         By-laws of the Registrant                           *
 4.1(1)         Warrant Agreement, dated as of March 7, 1995,       *
                by and among the Registrant, D.H. Blair
                Investment Banking Corp. and American Stock
                Transfer & Trust Company
 4.2(6)         Form of Amendment to March 7, 1995 Warrant          *
                Agreement, to be entered into by and among
                the Registrant, D.H. Blair Investment Banking
                Corp., and American Stock Transfer & Trust
                Company
 4.3(6)         Warrant Agreement, dated as of October 24,          *
                1996, by and among the Registrant, D.H. Blair
                Investment Banking Corp., and American Stock
                Transfer & Trust Company
 4.4(6)         Form of Amendment to October 24, 1996 Warrant       *
                Agreement, to be entered into by and among
                the Registrant, D.H. Blair Investment Banking
                Corp., and American Stock Transfer & Trust
                Company
 4.5(1)         Form of Underwriter's Unit Purchase Option          *
 4.6(1)         Specimen of Class A Common Stock Certificate        *
 4.7(1)         Specimen of Class B Common Stock Certificate        *
 4.8(6)         Specimen of Class B Warrant Certificate             *
 4.9(3)         Specimen of Class C Warrant Certificate             *
 4.10(3)        Specimen of Class D Warrant Certificate             *
 4.11(6)        Stock Purchase Warrant, dated as of November        *
                7, 1996, issued to FortuNet, Inc.
 4.12(6)        Stock Purchase Warrant, dated as of November        *
                12, 1996, issued to Houlihan Lokey Howard &
                Zukin
27              Financial Data Schedules                            17

---------------------------

* Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996 and Amendment No. 1 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission