Form 10QSB
period 1997-07-31
INTERACTIVE FLIGHT TECHNOLOGIES INC
filed 1997-09-15
CIK 932021

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                 --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 1997

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

                                 Yes X     No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                               Outstanding at August 31, 1997
             -----                               ------------------------------
        Class A Common Stock, $.01 par value          18,076,662 shares
        Class B Common Stock, $.01 par value           3,846,667 shares

                  Transitional Small Business Disclosure Format

                                 Yes       No X

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                      INDEX




                                                                      PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of July 31, 1997
         (unaudited) and October 31, 1996 (audited)..................... 3

         Condensed Statements of Operations for the Three Months
         and Nine Months Ended July 31, 1997 and 1996 (unaudited)....... 4

         Condensed Statements of Cash Flows for the Nine Months
         Ended July 31, 1997 and 1996 (unaudited)....................... 5

         Notes to Condensed Financial Statements ....................... 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................ 8


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............ 15

Item 6.  Exhibits and Reports on Form 8-K............................... 16


SIGNATURES.............................................................. 17

                                INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                                      CONDENSED BALANCE SHEETS

                                                                                 July 31,           October 31,
                             ASSETS                                               1997                 1996
                                                                              -------------        -------------
                                                                                (unaudited)
Current assets:
   Cash and cash equivalents                                                  $  36,042,027        $   7,736,345
   Investment securities                                                                 --            6,810,275
   Accounts receivable, less allowances of $314,316 at
      July 31, 1997 and $1,732,377 at October 31, 1996                            5,203,725              106,602
   Inventories, net of reserves of $5,723,758 at July 31,
      1997 and $0 at October 31, 1996                                            16,224,670            4,726,935
   Prepaid expenses                                                                 607,418              186,871
   Other assets                                                                     754,319              987,932
                                                                              -------------        -------------
         Total current assets                                                    58,832,159           20,554,960
Property and equipment, net                                                       6,056,268            4,659,500
Deposits                                                                             73,404               93,030
                                                                              -------------        -------------
         Total assets                                                         $  64,961,831        $  25,307,490
                                                                              =============        =============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $   1,933,861        $   4,073,940
   Accrued expenses and liabilities                                               2,555,085            1,082,054
   Due to related parties, officers, directors and employees                            729               95,080
   Deferred revenue                                                                 854,298                   --
   Accrued severance costs                                                           55,000              567,500
   Accrued maintenance costs                                                      1,169,658                   --
   Accrued product warranties                                                     4,560,804            1,671,045
   Current maturities of capital lease obligations                                   78,116                   --
                                                                              -------------        -------------
         Total current liabilities                                               11,207,551            7,489,619
Accrued severance costs, noncurrent                                                  68,750              110,000
Accrued maintenance costs, noncurrent                                               215,696                   --
Capital lease obligations, less current maturities                                  104,657                   --
                                                                              -------------        -------------
            Total liabilities                                                    11,596,654            7,599,619
                                                                              -------------        -------------
Stockholders' equity:
   Preferred stock, par value $0.01 per share,
       5,000,000 shares authorized, none issued                                          --                   --
   Class A common stock, one vote per share, par
       value $0.01 per share, 40,000,000 shares
       authorized, 18,076,662 and 8,102,047
       shares issued and outstanding, respectively                                  180,767               81,020
   Class B common stock, six votes per share, par value $0.01 per share,
       4,000,000 shares authorized, 3,846,667 and 3,960,000
       shares issued and outstanding, including 3,200,000
       shares placed in escrow                                                       38,467               39,600
   Additional paid-in capital                                                   112,037,882           42,587,712
   Accumulated deficit                                                          (58,891,939)         (25,000,461)
                                                                              -------------        -------------
           Total stockholders' equity                                            53,365,177           17,707,871
                                                                              -------------        -------------
           Total liabilities and stockholders' equity                         $  64,961,831        $  25,307,490
                                                                              =============        =============

           See accompanying notes to condensed financial statements.

                                INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 CONDENSED STATEMENTS OF OPERATIONS
                                              UNAUDITED


                                                        Three Months                            Nine Months
                                                        Ended July 31,                          Ended July 31,
                                               --------------------------------        --------------------------------
                                                   1997               1996                 1997               1996
                                               ------------        ------------        ------------        ------------
Revenue:
     Equipment sales                           $  1,164,711        $  1,200,378        $  3,642,842        $  2,813,754
     Service and other income                       377,787              52,052             487,023             107,081
                                               ------------        ------------        ------------        ------------
                                                  1,542,498           1,252,430           4,129,865           2,920,835
                                               ------------        ------------        ------------        ------------

Costs and expenses:
     Cost of equipment sales                      2,961,451           1,982,531          11,841,364           4,246,398
     Cost of service income                          64,971             153,054             160,498             295,608
     Provision for doubtful accounts                 29,004                  --             179,319                  --
     Research and development expenses            1,442,066           1,248,602           6,088,427           2,910,603
     Marketing and selling expenses                 286,240             740,556           1,092,725           1,995,700
     General and administrative expenses          2,574,023           2,211,436           8,201,868           4,601,380
     Unusual charges                             13,065,133             112,500          13,065,133             112,500
     Bad debt recoveries                                 --                  --          (1,064,284)                 --
                                               ------------        ------------        ------------        ------------
                                                 20,422,888           6,448,679          39,565,050          14,162,189
                                               ------------        ------------        ------------        ------------
           Operating loss                        18,880,390           5,196,249          35,435,185          11,241,354

Other:
     Interest income                                774,991             255,980           1,668,426             331,116
     Other, net                                     (57,023)                 --            (124,719)                 --
                                               ------------        ------------        ------------        ------------
           Net loss                            $ 18,162,422        $  4,940,269        $ 33,891,478        $ 10,910,238
                                               ============        ============        ============        ============


Net loss per share of common stock             $      (0.97)       $      (0.63)       $      (2.03)       $      (2.05)
                                               ============        ============        ============        ============

Weighted average shares outstanding              18,733,336           7,866,028          16,711,438           5,325,487
                                               ============        ============        ============        ============


           See accompanying notes to condensed financial statements.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                 Nine Months
                                                                                Ended July 31,
                                                                       --------------------------------
                                                                           1997                1996
                                                                       ------------        ------------
Cash flows from operating activities:
   Net loss                                                            $(33,891,478)       $(10,910,238)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
            Depreciation                                                  1,301,818             264,488
            Expense recognized upon issuance of
              stock options, warrants and shares of common stock            480,749           1,949,522
            Provision for doubtful accounts                                 179,320                  --
            Provision for inventory valuation                             1,979,879                  --
            Unusual charge                                               13,065,133                  --
            Loss on disposal of equipment                                   117,661                  --
            Changes in assets and liabilities:
               Increase in accounts receivable                           (3,679,062)         (1,825,202)
               Decrease in allowance for doubtful accounts               (1,597,381)                 --
               Decrease (increase) in inventories                       (17,437,262)             62,782
               Decrease (increase) in prepaid expenses, other
                 assets and deposits                                       (224,248)            194,787
               Increase (decrease) in accounts payable                   (2,140,079)            983,093
               Increase in accrued expenses, liabilities and
                 maintenance costs                                          629,249              89,668
               Decrease in due to related parties,
                 officers, directors and employees                          (94,351)                 --
               Increase in deferred revenue                                 854,298                  --
               Increase (decrease) in accrued severance costs              (553,750)            112,500
               Increase in accrued product warranties                       786,784           1,671,045
                                                                       ------------        ------------
                   Net cash used in operating activities                (40,222,720)         (7,407,555)
                                                                       ------------        ------------
Cash flows from investing activities:
   Purchases of property and equipment                                   (7,322,002)           (397,539)
   Deposits                                                                      --            (356,667)
   Maturities of investment securities                                    6,810,275                  --
                                                                       ------------        ------------
                   Net cash used in investing activities                   (511,727)           (754,206)
                                                                       ------------        ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                73,589,775          25,809,188
   Registration costs                                                    (4,481,164)                 --
   Redemption of Class B warrants                                           (40,576)                 --
   Payments on capital lease obligations                                    (27,906)                 --
                                                                       ------------        ------------
                   Net cash provided by financing activities             69,040,129          25,809,188
                                                                       ------------        ------------
                   Net increase in cash and cash equivalents             28,305,682          17,647,427
Cash and cash equivalents at beginning of period                          7,736,345           5,036,582
                                                                       ------------        ------------
Cash and cash equivalents at end of period                             $ 36,042,027        $ 22,684,009
                                                                       ============        ============

           See accompanying notes to condensed financial statements.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



(1)   BASIS OF PRESENTATION

                  The condensed financial statements of Interactive Flight Technologies, Inc. (the "Company") included herein have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed financial statements reflect all adjustments (consisting of normal recurring accruals and the unusual charge) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto for the fiscal year ended October 31, 1996, included in the Company's Annual Report on Form 10-KSB and amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1996.

                  The results of operations for the three months and nine months ended July 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

(2)   UNUSUAL CHARGES

                  The Company is currently operating under a Memorandum of Understanding ("MOU") with respect to nineteen shipsets installed or to be installed on various Swissair aircraft and is renegotiating an agreement with Swissair airlines. Pursuant to the negotiations, the Company has agreed to transfer title to three of the nineteen shipsets to Swissair at no charge on November 1, 1997. The shipsets to be transferred include first, business and economy installations on two MD-11 aircraft that have already been completed and a complete installation on a B-747 aircraft to be completed in November 1997. In addition to the hardware costs, the Company is also responsible for the installation and maintenance costs for these shipsets through September 1998. Total hardware, installation, maintenance and warranty costs incurred and expected to be incurred for these three shipsets is estimated by management to be $13,065,133 and has been recorded as an unusual charge for the three months ended July 31, 1997. Regardless of whether an agreement is reached related to the MOU with Swissair, the Company does not believe it will recover any of the costs described above.

3)   STOCKHOLDERS' EQUITY

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

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                  Interactive Flight Technologies, Inc. is engaged in the development, manufacture, installation and operation of a computer-based in-flight entertainment network (the "System" or "shipsets"), which provides aircraft passengers the opportunity to view movies, purchase goods and services, play computer games and, in certain cases where permitted by applicable law, gamble through an in-seat video touch screen.

                  The Company had originally based its business plan on allowing airlines to finance the purchase of the System out of a share of gaming revenues without paying any money down. However, gaming revenues from the operation of the System have proved to be significantly less than originally estimated, and are insufficient to support the financing of the System. As a result, the Company has determined that it will not finance the purchase of additional Systems based on contingent future system generated revenues. Instead, the Company has been seeking to have airlines finance the purchase and installation of the System themselves, with the Company receiving only a limited percentage in revenues from the System.

                  The decision of the Company not to finance shipset purchases out of future contingent revenues has eliminated certain potential customers who do not have the resources to finance the shipsets independently. Moreover, the Company must now justify the costs of the System (both purchase and operational) based solely on a perceived competitive need, rather than on ancillary revenue. The perception of that need may depend on the phase of the business cycle in the airline industry, as potential purchasers are more likely to invest in competitive factors at times when competition for customers is intense. With load factors at a historically high level this summer, this is a difficult phase of the industry cycle to justify purchases. Accordingly, there is no assurance that the customers currently considering purchase of the Systems, or indeed any customers, will ultimately purchase the System at a purchase price at which the Company could make a profit.

                  The Company had been previously selected in December 1996 by Qantas Airways Limited ("Qantas") as the preferred in-flight entertainment tenderer to participate in the bid alignment process for the possible supply of an in-flight entertainment system on Qantas' long-haul fleet. On July 29, 1997, Qantas informed the Company that it had decided to defer installation of an interactive in-flight entertainment system and to keep its existing in-flight system for the time being. Accordingly, the Company's status as preferred in-flight entertainment tenderer was withdrawn. If Qantas does decide to install an interactive in-flight entertainment system in the future, the Company would have to seek to participate in any future bidding process.

                  Because of the long lead-time for aircraft installments, the Company must schedule programs well in advance, and its success depends on its ability to continue to obtain major orders. Following the Qantas decision, the Company has been pursuing other major airlines to fill its pipeline following the scheduled completion of the installation phase of the Swissair program in early 1998. There can be no assurance that the Company will be successful in this effort.

                  In the absence of the System being offered as original equipment by airplane manufacturers, the ability of the Company to convince major airlines to purchase its System depends in large part upon the airline having decided to initiate a major cabin upgrade, a decision over which the Company has little or no control. Once such a decision has been reached by the airline, the Company must compete with other vendors on the basis of such factors as price, weight and features. The Company believes that it presently compares favorably with other competitors in these matters; however, the Company must find ways to overcome concerns about the Company's relatively small financial resources compared to the hundreds of millions of dollars involved in an in-flight entertainment purchase decision by a major airline. In addition, as with all technically oriented purchases, the Company must contend with questions about deferring purchase decisions pending future developments. There can be no assurance that customers will in fact decide to buy now rather than wait, that the Company will in fact be able to compete successfully on price, weight and features, or that the Company can find a way to adequately address concerns about its size.

                  Although the Company believes it has adequate cash and liquidity resources to continue to operate for at least the next twelve months and as much as two years without additional sales, if additional customers are not forthcoming soon, the Company would have to review whether its current backlog can prudently support its ongoing development projects and overhead. Because of the multi-year cyclical nature of the airline business and the long lead-time for major airline contracts, there can be no assurance that continuation of the current course would be appropriate without such customer response. If the Company were to conclude that the expenditures required to sustain the in-flight entertainment business could not be justified by additional customer sales in the near term, the Company might chose to pursue other alternatives.

                  As previously announced, based on some of these issues, the Company has engaged the investment-banking firm of Merrill Lynch to provide the Company with various advisory services, including corporate strategic planning. Pending the outcome of that effort, the Company has continued to focus its sales and marketing efforts on those airlines that operate long haul, wide body aircraft on international routes. Additionally, development efforts have focused on establishing the System as offerable as original equipment on new wide body aircraft. However, there can be no assurance that these efforts will be successful, or that the Company will conclude that the projected level of business can support continuing them.

EXISTING INSTALLATIONS

                  The Company has installed shipsets on aircraft operated by three European airlines: Swissair, Debonair and Alitalia Airlines S.p.S. ("Alitalia").

                  The Swissair agreement originally required the Company to manufacture, assemble, deliver, install, certify, operate and maintain the System on Swissair's long-haul fleet. Under the agreement, the Company agreed to finance the purchase price (approximately $72 Million plus certain costs of installation and upgrades) out of revenues from passenger use of the Systems. Under a provision allowing renegotiations based on insufficient gaming revenues, the parties have signed and are operating under a Memorandum of Understanding ("MOU"). The MOU has been extended several times and currently expires on September 30, 1997.

                  The terms of the Swissair MOU provide for the Company to be responsible for all costs including shipset components, installation and maintenance through September 1998 for the installation of the System in the first, business and economy class sections of two MD-11 and one B-747 aircraft. Title to these three shipsets would be transferred to Swissair on November 1, 1997 at no charge. For another sixteen aircraft, Swissair would purchase shipsets covering only first and business class (regardless of gaming revenues) for an average of $1.7 million per aircraft. The Company would be responsible for the installation and maintenance costs through September 1998 for the sixteen aircraft. Any split of revenues generated from gaming and passenger use of the System for all nineteen aircraft will be determined in the definitive agreement. There can be no assurance that the parties will reach a definitive agreement under the MOU.

                  The Company has completed the installation of shipsets in the economy, business and first class sections of two Swissair MD-11 aircraft and has commenced full installation on one B-747 aircraft. The Company has also completed the installation of shipsets in the business class section of five Swissair MD-11 aircraft, with the most recent installation being completed in August 1997. The remaining eight aircraft are scheduled for installation through February 1998. The Company is working to further improve the reliability of the System through software revisions and through design improvements. The Company believes that the reliability goals for the System can be met; however, there can be no assurance that technical obstacles may not prove more difficult than anticipated or that as yet undetermined issues will not appear.

                  The Debonair agreement originally required the Company to manufacture, assemble, deliver, install, operate and maintain the System on six Debonair aircraft. As long as Debonair utilized the casino gaming features of the Systems, payment of the purchase price of these Systems was to be made solely through a revenue-sharing agreement. The Company completed the first installation of a Debonair aircraft in August 1997 and plans to evaluate the revenue-sharing arrangement after the aircraft has been operational for a reasonable period. In the event that the revenue-sharing arrangement does not provide sufficient revenue to justify the cost of installing the System on the five additional Debonair aircraft, the Company does not plan to proceed with additional installations on Debonair. The impact that such a decision would have is unclear.

                  Pursuant to the contract with Alitalia, the Company delivered five first generation Systems for installation on Alitalia aircraft during fiscal 1996. However, Alitalia installed only four of the five shipsets and did not purchase sufficient spare parts to support continued operation of the Systems. Alitalia has notified the Company that it does not intend to continue operation of the Systems, and the Company has indicated that it will not support the Systems because of the actions of Alitalia. The final outcome of this matter is unclear.

                  In April 1997, the Company signed a non-binding letter of intent with PrivatAir for a cash sale of at least one System for installation on a Boeing 757 operated by PrivatAir. Installation of the System would be scheduled for approximately six months following the execution of a definitive purchase agreement. The Company and PrivatAir have been negotiating a definitive agreement; however, there can be no assurance that a definitive agreement will be reached.

RESULTS OF OPERATIONS

                  Revenues for the quarter ended July 31, 1997 were $1,542,498, an increase of $290,068 (or 23%) over revenues of $1,252,430 for the corresponding quarter of the previous fiscal year. Revenues for the nine months ended July 31, 1997 were $4,129,865, an increase of $1,209,030 (or 41%) over revenues of $2,920,835 in the corresponding period of the previous fiscal year. Equipment sales generated during the three months and nine months ended July 31, 1997 were principally from the installation of the Systems in the business class sections of MD-11 aircraft under the Swissair MOU. Service and other income for the three months and nine months ended July 31, 1997 was principally generated from a Product Identification/Product Development (PI/PD) Agreement with Qantas which was terminated as of July 31, 1997. Equipment sales generated during the three months and nine months ended July 31, 1996 resulted principally from the installation of the Systems on aircraft under the Alitalia Agreement.

                  Cost of equipment sales and service income for the quarter ended July 31, 1997 were $3,026,422, an increase of $890,837 (or 42%) over cost of sales of $2,135,585 for the corresponding quarter of the previous fiscal year. Cost of equipment sales and service income for the nine months ended July 31, 1997 were $12,001,862, an increase of $7,459,856 (or 164%) over cost of sales of $4,542,006 in the corresponding period of the previous fiscal year. The increase in cost of sales is partly due to the installation and maintenance costs of aircraft under the Swissair Agreement and the Swissair MOU. Pursuant to the Swissair Agreement and the Swissair MOU, the Company is responsible for all costs related to the installation of the Systems on the Swissair aircraft and maintenance costs of the Systems until September 1998. Under the Alitalia Agreement, all installation and maintenance costs were the responsibility of Alitalia. The increase in cost of sales for the three months and nine months ended July 31, 1997 as compared to the three months and nine months ended July 31, 1996 is also due to inventory adjustments. Provisions for inventory obsolescence, unuseable inventory and rework adjustments of $5,861,339 were recorded during the nine months ended July 31, 1997. The unuseable inventory primarily resulted from the Company's re-design of the tray table utilized in the System for the economy section of an aircraft. Estimated warranty costs for the System are also included in cost of sales. The Company is currently investigating its warranty claims with sub-contractors in order to decrease this expense in the future. However, there can be no assurance that the Company will be successful in pursuing these warranty claims. Although the Company hopes to reduce the cost of equipment sold as a percentage of sales for future periods, these percentages are likely to remain high as the Company includes the costs of installation and maintenance under the Swissair MOU in cost of equipment sales.

                  Provisions for doubtful accounts were $29,004 and $179,319 for the three months and nine months ended July 31, 1997, compared to none for each of these periods in the prior fiscal year. The increase was due to provisions for video service fees under the Alitalia agreement.

                  Research and development expenses for the quarter ended July 31, 1997 were $1,442,066, an increase of $193,464 (or 15%) over expenses of $1,248,602 for the corresponding quarter of the previous fiscal year. Research and development expenses for the nine months ended July 31, 1997 were $6,088,427, an increase of $3,177,824 (or 109%) over expenses of $2,910,603 in the corresponding period of the previous fiscal year. The increase reflects the Company's continuing development of the System.

                  Marketing and selling expenses for the quarter ended July 31, 1997 were $286,240, a decrease of $454,316 (or 61%) over expenses of $740,556 for the corresponding quarter of the previous fiscal year. Marketing and selling expenses for the nine months ended July 31, 1997 were $1,092,725, a decrease of $902,975 (or 45%) over expenses of $1,995,700 in the corresponding period of the previous fiscal year. The decrease was primarily due to commissions to outside sales representatives which were payable on Alitalia sales in the prior fiscal year.

                  General and administrative expenses for the quarter ended July 31, 1997 were $2,574,023, an increase of $362,587 (or 16%) over expenses of $2,211,436 for the corresponding quarter of the previous fiscal year. General and administrative expenses for the nine months ended July 31, 1997 were $8,201,868, an increase of $3,600,488 (or 78%) over expenses of $4,601,380 in the corresponding period of the previous fiscal year. The increase was primarily due to increases in administrative, production and program management staff and additional executive officers.

                  Unusual charges for the three months and nine months ended July 31, 1997 represent the estimated costs of the shipsets to be transferred to Swissair at no charge under the terms of the Swissair MOU. The shipsets to be transferred include first, business and economy installations on two MD-11 aircraft that have already been completed and a complete installation of a B-747 aircraft scheduled to be completed in November 1997. In addition to the hardware costs, the Company is also responsible for the installation and maintenance costs for these shipsets through September 1998. Total hardware, installation, maintenance and warranty costs incurred and expected to be incurred for these three shipsets are estimated by management to be $13,065,133. Unusual charges for the three months and nine months ended July 31, 1996 resulted from severance agreements executed with former officers.

                  Bad debt recoveries of $1,064,284 during the nine months ended July 31, 1997 resulted from the recovery of accounts receivable under the Alitalia Agreement which were reserved for during the Company's fiscal year ended October 31, 1996.

                  Interest income of $774,991 and $1,668,426 for the three months and nine months ended July 31, 1997, respectively, increased from $255,980 and $331,116 for the corresponding periods of the previous fiscal year. The interest arose principally out of short-term investments of working capital. The increases are attributable to increased funds available for such investments as a consequence of the exercise of Class B Warrants during December 1996.

                  Other expense of $57,023 and $124,719 for the three months and nine months ended July 31, 1997 resulted principally from the losses on disposals of property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

                  At July 31, 1997 the Company had working capital of approximately $47.6 million. The Company's primary source of funding has been through equity offerings. The Company increased its working capital in December 1996 from Class B Warrant exercises (prompted by the reduction in the exercise price to $7.50 and the Company's notice of redemption of the remaining Class B Warrants) from which the Company received proceeds (net of expenses of $4.5 million) of approximately $69.1 million. The Company expects that losses will continue for the foreseeable future and, as a result, unless funds are received from additional financings, working capital is expected to continue to decrease.

                  During the nine months ended July 31, 1997, the Company utilized $40.2 million of cash in operating activities, an increase of $32.8 million from the corresponding period of the previous fiscal year. The increase in cash utilized in operations is primarily a result of an increase in the net loss and an increase in inventories, accounts receivable, and accounts payable offset by provisions for inventory and unusual charges.

                  Purchases of property and equipment for the nine months ended July 31, 1997 were $7.3 million compared to $0.4 million for the nine months ended July 31, 1996. Capital expenditures for the first nine months of fiscal year 1997 were primarily related to the manufacture of the System under the Debonair agreement, the installation of System on the first two aircraft under the Swissair Agreement, and research and development equipment.

                  At August 31, 1997, the Company's material capital commitments were (i) purchase orders of approximately $5.4 million relating primarily to inventory purchases and (ii) its obligations under the Swissair Agreement and the Debonair Agreement.

                   The Company's revenues have been generated from sales, installation and servicing of the System aboard commercial and charter aircraft. The contracts the Company executed in the past generally provide for the Company to install the System on an aircraft and to be paid for the equipment and related installation and maintenance out of revenue generated by passenger use of the installed shipset on the aircraft. As a result, the Company expended significant capital amounts for the test installations (which require the assembly and installation of approximately 30 to 280 in-seat video terminals, cabin file servers, cluster controllers, video-on-demand servers and seat electronic boxes and cabling the first, business and/or economy class sections of the aircraft) and subsequent assembly, installation and maintenance of the System on each aircraft.

                  The Company is currently using its working capital to finance its current expenses, including installations, equipment purchases, product development, inventory and other expenses associated with the delivery and installation of the Swissair and Debonair Systems, as well as for payment of continued marketing and research and development expenses. The Company believes that its current cash balances will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. However, in the event the Company obtains additional orders for shipsets (as to which there can be no assurance), the Company may require significant additional financing for manufacture, assembly and installation of any such future orders. The Company may also in the future elect to explore business opportunities, including additional applications for its technologies other than in-flight entertainment. To do so, the Company would require significant additional capital for research and development and, if such development efforts are successful, for marketing, manufacturing and installing its new products. Alternatively, the Company is considering seeking opportunities to acquire or develop other business in which to deploy its cash resources. No assurance can be given that any such alternative opportunities could be located, or if located, could be successfully acquired and operated profitably.

FORWARD-LOOKING INFORMATION

                  Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB are forward-looking statements (within the meaning of Section

27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the failure of passenger use of the Systems to generate sufficient revenues, the inability of the Company to convince customers to purchase its Systems, the failure to reach a definitive agreement with Swissair reflecting the terms of the MOU, the failure to execute definitive agreements with additional airlines (including PrivatAir) on favorable terms or at all, cost overruns in connection with the Company's current contracts, failure of installed Systems to perform in accordance with System specifications, the failure of the Company to receive sufficient financing to perform under any new airline contracts or to perform sufficient future research and development, the impact of competition and downward pricing pressures, the effect of changing economic conditions and conditions in the airline industry, the inability of the Company to evaluate other businesses, the impact of any changes in domestic and foreign regulatory environments or the Company's inability to obtain requisite government approvals, risks in technology development, the risks involved in currency fluctuations, and the other risks and uncertainties detailed in the Company's Registration Statement on Form S-3 dated November 18, 1996 and the Company's Annual Report on Form 10-KSB and amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1996.

PART II. OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of the Stockholders of the Company was held on June 4, 1997.

(b) At the Annual Meeting, Michail Itkis, Adam Aron, Brian Barents, General Alexander M. Haig, Jr., Yuri Itkis, Thomas M. Metzler, John Pritzker and James H. Zukin were elected to the Board of Directors. These individuals represent all of the members of the Board of Directors.

(c) The following matters were voted on by the stockholders of the Company by votes submitted through proxy or in person at the Annual Meeting:

         (1) Election of Directors for one year terms to hold office until the next annual meeting of stockholders and until their respective successors are elected and qualified. Results were as follows:

                                                                                       Votes
                  Nominee                            Votes For         Votes Against   Abstaining
                  -------                            ---------         -------------   ----------
                  Michail Itkis                      38,924,707        -0-             279,658
                  Adam Aron                          38,926,207        -0-             278,158
                  Brian Barents                      38,925,057        -0-             279,308
                  Gen. Alexander M. Haig, Jr.        38,922,664        -0-             281,701
                  Yuri Itkis                         38,924,953        -0-             279,412
                  Thomas M. Metzler                  38,926,207        -0-             278,158
                  John Pritzker                      38,926,207        -0-             278,158
                  James H. Zukin                     38,926,207        -0-             278,158

         (2) Approval of the Company's 1997 Stock Option Plan that provides for the issuance of up to 1,500,000 shares of Class A Common Stock upon exercise of options granted under the 1997 Plan. Votes cast were 25,305,047 for approval, 860,609 against approval, 70,776 abstaining and 12,967,933 unvoted.

         (3) Approval to amend the Company's Certificate of Incorporation so as to grant the Company's Board of Directors the authority to adopt, amend and repeal the Company's Bylaws. Votes cast were 25,259,791 for approval, 895,353 against approval, 81,288 abstaining and 12,967,933 unvoted.

         (4) Approval of the Board of Directors' selection of KPMG Peat Marwick LLP to serve as the independent public accountants to examine the financial statements of the Company for the year ending October 31, 1997. Votes cast were 38,993,033 for approval, 155,850 against approval, and 55,482 abstaining.

         There were a total of 21,923,125 shares of the Company's Common Stock eligible to vote at the Annual Meeting.

(d)       Not Applicable.

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

         The Company did not file any reports on Form 8-K during the quarter ended July 31, 1997.

                                   SIGNATURES

                  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   September 15, 1997                INTERACTIVE FLIGHT TECHNOLOGIES, INC.


                                                    By: /s/ Michail Itkis
                                                        ---------------------
                                                        Michail Itkis
                                                        Chief Executive Officer


                                                    By: /s/ John W. Alderfer
                                                    ------------------------
                                                        John W. Alderfer
                                                        Chief Financial Officer

                                INDEX OF EXHIBITS

    Exhibit No.                                     Description                                 Page No.
    -----------                                     -----------                                 --------
3.1(1)                 Certificate of Ownership and Merger                                          *
3.2(1)                 Amended and Restated Certificate of Incorporation of the Registrant          *
3.3(1)                 Certificate of Amendment of Amended and Restated Certificate of              *
                       Incorporation of Registrant
3.4(1)                 By-laws of the Registrant                                                    *
4.1(1)                 Warrant Agreement, dated as of March 7, 1995, by and among the               *
                       Registrant, D.H. Blair Investment Banking Corp. and American Stock
                       Transfer & Trust Company
4.2(6)                 Form of Amendment to March 7, 1995 Warrant Agreement, to be                  *
                       entered into by and among the Registrant, D.H. Blair Investment
                       Banking Corp., and American Stock Transfer & Trust Company
4.3(6)                 Warrant Agreement, dated as of October 24, 1996, by and among the            *
                       Registrant, D.H. Blair Investment Banking Corp., and American
                       Stock Transfer & Trust Company
4.4(6)                 Form of Amendment to October 24, 1996 Warrant Agreement, to be               *
                       entered into by and among the Registrant, D.H. Blair Investment
                       Banking Corp., and American Stock Transfer & Trust Company
4.5(1)                 Form of Underwriter's Unit Purchase Option                                   *
4.6(1)                 Specimen of Class A Common Stock Certificate                                 *
4.7(1)                 Specimen of Class B Common Stock Certificate                                 *
4.8(6)                 Specimen of Class B Warrant Certificate                                      *
4.9(3)                 Specimen of Class C Warrant Certificate                                      *
4.10(3)                Specimen of Class D Warrant Certificate                                      *
4.11(6)                Stock Purchase Warrant, dated as of November 7, 1996, issued to              *
                       FortuNet, Inc.
4.12(6)                Stock Purchase Warrant, dated as of November 12, 1996, issued to             *
                       Houlihan Lokey Howard & Zukin
27                     Financial Data Schedules                                                     19

---------------------------

* Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996 and Amendment No. 1 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission