Form 10KSB
period 1997-10-31
INTERACTIVE FLIGHT TECHNOLOGIES INC
filed 1998-01-27
CIK 932021

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                 --------------
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

For the fiscal year ended October 31, 1997

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


         Securities registered under Section 12(b) of the Exchange Act:  None

         Securities registered under Section 12(g) of the Exchange Act:

                 Title of Each Class                          Name of Each Exchange on Which Registered
                 -------------------                          -----------------------------------------
  Class A Common Stock, $0.01 par value per share                        Nasdaq National Market

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes X                     No__

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for the fiscal year ended October 31, 1997 were $11,100,709.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on January 20, 1998 was approximately $23,800,000, based on the closing sales price of the Class A Common Stock on such date as reported by the Nasdaq National Market.

         The number of shares outstanding of each of the Issuer's classes of common equity, as of January 20, 1998 was: 18,377,737 shares of Class A Common Stock, $0.01 par value, and 3,733,334 shares of Class B Common Stock, $0.01 par value.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's Definitive Proxy Statement relating to the Registrant's 1998 Annual Meeting of Stockholders, to be filed by the Registrant with the Securities and Exchange Commission on or before February 28, 1998, is hereby incorporated by reference into Part III of this Annual Report on Form 10-KSB. Transitional Small Business Disclosure Format:

                                       Yes __ No X

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I .........................................................................................................  1
         ITEM 1  --  Description of Business....................................................................  1
                  The Company...................................................................................  1
                  Business Background...........................................................................  2
                  Strategic Alliance with Hyatt Group...........................................................  3
                  Merrill Lynch.................................................................................  3
                  The Entertainment Network.....................................................................  3
                           General  ............................................................................  3
                           Entertainment Options................................................................  4
                           Technological Aspects of the Entertainment Network...................................  6
                  Airline Contracts.............................................................................  7
                  Sales and Marketing...........................................................................  9
                  Product Development........................................................................... 10
                  Competition................................................................................... 10
                  Intellectual Property and Proprietary Rights.................................................. 11
                  Customer Maintenance and Support.............................................................. 12
                  Manufacturing, Assembly and Installation...................................................... 12
                  Government Regulation......................................................................... 13
                  Employees..................................................................................... 15
         ITEM 2  --  Description of Property.................................................................... 15
         ITEM 3  --  Legal Proceedings.......................................................................... 15
         ITEM 4  --  Submission of Matters to a Vote of Security Holders........................................ 15

PART II......................................................................................................... 16
         ITEM 5  --  Market for Common Equity and Related Stockholder Matters................................... 16
         ITEM 6  --  Management's Discussion and Analysis of Financial Condition and Results of Operations...... 17
                  General  ..................................................................................... 17
                  Existing Installations........................................................................ 18
                  Results of Operations......................................................................... 20
                  Liquidity and Capital Resources............................................................... 22
                  Inflation..................................................................................... 23
                  New Accounting Standard....................................................................... 23
                  Accounting Standards Not Yet Adopted By the Company........................................... 23
                  Forward-Looking Information................................................................... 24
         ITEM 7  --  Financial Statements....................................................................... 25
         ITEM 8  --  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure....... 25

PART III........................................................................................................ 26
         ITEMS 9 -- 12 --  Documents Incorporated by Reference.................................................. 26
         ITEM 13  --  Exhibits and Reports on Form 8-K.......................................................... 26

SIGNATURES...................................................................................................... 29

FINANCIAL STATEMENTS............................................................................................F-1

                                     PART I

ITEM 1  --  DESCRIPTION OF BUSINESS

THE COMPANY

         Interactive Flight Technologies, Inc. (the "Company") has been engaged in the development, assembly, installation and operation of a computer-based in-flight entertainment network (the "Entertainment Network" or the "IFEN-2"). The Entertainment Network provides aircraft passengers the opportunity to view movies, to play computer games and, in certain cases where permitted by applicable law, to gamble through an in-seat video touch screen. The IFEN-2 system can also support interactive advertising and shopping once arrangements are made with advertisers and vendors and once programming for particular products is created. See "-- The Entertainment Network."

         To date, the Company has entered into contracts with three airlines for the sale and operation of the Entertainment Network:

         (i) an agreement with Swissair VKB ("Swissair") to sell to Swissair nineteen IFEN-2 Entertainment Networks and to install these systems on Swissair MD-11 and B-747 aircraft. Originally, the Entertainment Networks were to be installed throughout the entire aircraft cabin on Swissair aircraft and the purchase price was to be paid over time out of revenues from passenger use. However when revenues from passenger use proved to be insufficient to pay the purchase price, the Company exercised its right to renegotiate the contract. The Company ultimately agreed in October of 1997 to install the Entertainment Network in the entire aircraft cabin on two Swissair MD-11 aircraft and one B-747 aircraft and in the first and business class sections of sixteen additional aircraft for a purchase price of approximately $27 million, payable in cash. The agreement requires the Company to deliver enhanced software as a part of the original purchase price. The Company is currently developing this software; however, there can be no assurance that the software will be developed on time or within the original budget.

         (ii) an agreement with Debonair Airlines ("Debonair") to install and operate Entertainment Networks on six Debonair RJ-146 aircraft, with the purchase price to be paid over time from revenues out of passenger use. In August 1997, the Company completed the installation of an Entertainment Network on one Debonair RJ-146 aircraft. In October 1997, the Company notified Debonair that the revenues being generated by the Entertainment Network were insufficient to justify continued operation of the Entertainment Network and further installations. Accordingly, the Company does not plan to install the five remaining systems and has stopped supporting the first installed Entertainment Network.

         (iii) an agreement with Alitalia Airlines S.p.A. ("Alitalia") to sell to Alitalia five first generation Entertainment Networks and to operate these systems on Alitalia MD-11 aircraft. Alitalia purchased and paid cash for four systems. The fifth system was never installed nor paid for by Alitalia.

         The Company is continuing to market the Entertainment Network to additional airlines

(primarily international carriers who operate wide body aircraft) on a limited basis. The Company had prolonged discussions with Qantas Airways Limited ("Qantas") during 1996 and 1997; however, Qantas ultimately did not choose the Entertainment Network for installation on Qantas wide-body aircraft. Based on recent industry reports, the Company believes that Qantas will ultimately choose an interactive in-flight system from a competitor. In addition, the Company was unable to negotiate a definitive agreement with Privitair S.A. ("Privitair") who had previously executed a non-binding letter of intent. There can be no assurance that the Company will ever successfully negotiate definitive agreements with other airlines for the sale of the Entertainment Network. The Company believes that the market for multi-functional high technology in-flight entertainment systems is currently very weak. Airline passenger load factors are currently at higher levels than in the past and accordingly, airlines are focusing capital expenditures on additional capacity rather than additional passenger amenities such as those offered by the Entertainment Network. In addition, the recent acquisition of Hughes-Avicom by Rockwell-Collins represents the entry of a significantly larger competitor with established avionics expertise into the in-flight entertainment market.

         The Company believes that in the absence of orders from additional airlines, it will need to redirect some or all of its efforts into other business areas. The Company has not identified any specific areas for alternative business development. Initial efforts at locating alternative business development have not resulted in any definitive opportunities. There can be no assurance that the Company will find acceptable opportunities for alternative business development or that the Company will be successful in entering or operating in alternative business areas. Moreover, the amount of cash that the Company will have, if any, to use in any new business will depend on the Company's ability to complete its current contractual commitments, including warranties, in an efficient manner.

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

         The Company was incorporated in Delaware in August 1994 and is the successor by merger to In-Flight Entertainment Services Corp., a New York corporation incorporated in February 1994. The Company completed an initial public offering of its securities in March 1995. Unless the context requires or as otherwise indicated, all references to the "Company" include the predecessor company. The Company's principal executive offices are located at 4041 N. Central Avenue, Suite 2000, Phoenix, Arizona 85012, and its telephone number is
(602) 200-8900.

BUSINESS BACKGROUND

         The potential market for in-flight entertainment networks developed as the number and length of long-haul flights has increased, as passengers on these flights seek additional and more sophisticated entertainment options and as airlines compete for passengers. Several domestic and international airlines have installed or are in the process of installing video displays that allow passengers to view movies of their choice, with several movies to choose from. However, since movies are traditionally provided free of charge to first-class and business-class passengers, and the potential revenue source available from interactive services, including secure casino gaming, pay-per-view movies, advertising, and shopping channels are still unproven, airlines must currently justify purchases on increasing passenger satisfaction. The airline industry as a whole has been experiencing record high passenger load factors during recent times. As a result, airlines must consider whether to make capital investments for additional aircraft or to make capital investments in passenger amenity features such as in-flight entertainment. It has been widely reported that the airline industry is making significant investments in additional aircraft. This may possibly have a negative effect on the in-flight entertainment industry as airlines determine capital expenditure priorities. Moreover, it has been reported that certain in-flight entertainment systems installed in aircraft by other entities have not proven reliable. In addition, the experience of Swissair and the Company to date indicates that the revenue generating ability of in-flight entertainment equipment, especially from secure casino gaming, is not sufficient to provide a compelling case for the purchase of in-flight entertainment equipment. The Company believes that its Entertainment Network combines improved hardware, software and communications technologies to meet the requirements of passengers for additional in-flight entertainment options; however, it is unclear whether airlines will purchase systems that satisfy passenger desires while passenger load factors remain at historically high levels.

STRATEGIC ALLIANCE WITH HYATT GROUP

         In November 1996, the Company executed a Strategic Alliance Agreement ("Alliance Agreement") to form a strategic alliance with Hyatt Ventures, Inc. ("Hyatt"), an affiliate of Hyatt Corporation. Under the terms of the Alliance Agreement, Hyatt, directly and through certain of its affiliates (collectively, the "Hyatt Group") agreed to use its best commercial efforts to assist the Company in advancing the Company's business with respect to the Entertainment Network. The Alliance Agreement was terminated in November 1997 as a result of changing market conditions. No sale transactions were completed by the Company as a result of Hyatt's efforts, and accordingly, no warrants were earned by Hyatt and no joint ventures were commenced. Hyatt did receive 60,000 shares of Class A Common Stock as a result of executing an agreement which was necessary in order for the Company to participate in a bid process with Qantas. The Company did not receive a contract from Qantas as a result of that bid process. Concurrent with the termination of the Alliance Agreement, four members of the Company's Board of Directors resigned.

MERRILL LYNCH

         In August 1997, the Company signed a strategic consulting agreement with Merrill Lynch. Under the agreement, Merrill Lynch was to advise the Company of its strategic options. Merrill Lynch contacted a number of parties on behalf of the Company to ascertain any interest in possible business combinations; no significant expressions of interest were received.

THE ENTERTAINMENT NETWORK

         General

         The Company believes that the Entertainment Network is the most technologically advanced interactive in-flight entertainment system currently available on a commercial airline. The Entertainment Network is a distributed network that combines computer, video and audio technologies in an interactive system capable of providing a variety of entertainment options for airline passengers on an in-seat terminal. These options currently include secure casino gaming, video-on-demand and video-in-progress movies, audio-on-demand, arcade games, the ability for passengers to pay for gaming and other features directly through their credit cards, and the ability

(subject to arrangements with advertisers and vendors) to support in-flight interactive advertising. However, the Company has decided to reduce its expenditures on the development of its system pending additional orders. There can be no assurance that competitors will not be able to develop newer and more technologically advanced in-flight entertainment systems in the future. Indeed, this can be expected if expenditures by the Company are not increased.

         The Entertainment Network provides each first-class and business-class seat with a 10.4" in-seat video terminal featuring individual color touch screens which are compatible with airline headphones, enabling passengers to hear the audio portion of the programming. The first and business class in-seat video terminals are attached via a hinged arm that fully retracts into the armrest compartment that separates seats. A smaller version (8.4") of the video touch screen is utilized in coach class seats where the in-seat video terminal is mounted as a flip-up attachment to the tray table. In both cases, the in-seat video terminal is sealed to allow cleaning and to avoid operational disruptions due to accidental food or beverage spills.

         Passengers operate the in-seat video terminal by touching the screen on which various touch buttons are displayed such as "movies," "shopping," "arcade games," "casino games," "credit card," "help" and others. In order to access the Entertainment Network's features which require payment, including casino gaming, the passenger will first open an account with the cabin file server (the Entertainment Network's proprietary central computer) by swiping his or her credit card through the credit card reader slot. Following the flight, records of the use charges and gaming losses and winnings will be downloaded to the Central Ground System, which will then post the charges, losses and/or winnings to the passenger's account. See "-- Technological Aspects of the Entertainment Network -- Central Ground System." The Company has agreements in place with MasterCard International(R), Visa International(R) and American Express to accept credit cards as payment for in-flight transactions.

         The Company believes that the size and resolution of the Entertainment Network screen (640 horizontal dots by 480 vertical dots) provides passengers with a better viewing experience. The Company believes that earlier generations of in-flight systems have typically utilized significantly smaller screens and provided maximum resolution significantly lower than the Entertainment Network's. However, other competitors have recently announced the availability of larger and higher resolution screens. There can be no assurance that the Company will maintain a technological lead over its competitors.

         ENTERTAINMENT OPTIONS

         Video on Demand. The Entertainment Network currently offers passengers the ability to choose from up to approximately 20 feature length movies and short subjects, depending upon their length, from which any passenger can select a desired movie or short subject for personal viewing. The video-on-demand capability incorporated into the Entertainment Network permits multiple passengers to watch the same or different movies on his or her individual in-seat video terminal, with each passenger having the capability of starting and stopping their personal display of the movie at any time.

         The Entertainment Network is designed to support MPEG (Motion Picture Experts Group) 1 compression and video-on-demand capability. The MPEG 1 format has been selected by an international consortium of consumer electronics manufacturers and movie production companies as a standard for distribution of digital video information. In addition to the video information, the video-on-demand server has also been designed to store audio tracks in multiple languages. Recently, digital-video-disk (DVD) and video-on-demand systems have been announced with MPEG 2 data compression capability. The Company has no current plans and may not have adequate resources to develop a system compatible with MPEG 2.

         Audio-on-Demand. The audio-on-demand feature offers passengers the ability to choose from a variety of musical and other audio selections for personal listening. Audio-on-demand permits multiple passengers to listen to the same or different selections on their individual headsets with each passenger having the capability of starting and stopping their personal selections at any time.

         Gaming. The Entertainment Network is designed to offer a variety of video gaming options such as Slots, Keno, Lotto, Poker, Bingo, Blackjack and (on the Swissair system) certain games offered by the Swiss lottery such as "Risiko." These games feature outstanding graphics and superior ease of passenger use.

         Due to insignificant gaming revenue generated by the Swissair Entertainment Networks, the Company is considering termination of its internal gaming software development and is reviewing the possibility of subcontracting the development of gaming software to other companies. However, no assurances can be made that such an agreement can be reached on terms acceptable to the Company and Swissair. In addition, previous attempts to integrate third party gaming software have resulted in significant schedule delays in the delivery of the required features.

         Arcade Games. The Entertainment Network is designed to include a choice of arcade-type games. The Company has developed one video arcade game ("Squish") internally and has licensed rights to one additional game ("Reversi"). In addition, the Company has commenced discussions with various entertainment software developers, but has not yet entered into any agreements or arrangements to obtain any rights to any other arcade games. In addition, previous attempts to integrate third party arcade game software have resulted in significant schedule delays in the delivery of the required features. Given the limited number of seats equipped with the IFEN-2 system, there can be no assurance that the Company will be able to successfully conclude agreements with any third party game developers.

         Advertisements. The IFEN-2 also has the ability to display advertisements. These advertisements are expected to be interspersed between movies and other video programs, between portions of the audio programs, or shown on the arcade games and casino games either as ticker tape messages scrolling across the top or bottom of the screen or as messages flashing periodically on the screen. Given the limited number of seats equipped with the IFEN-2 system, there can be no assurance that the Company will be able to successfully conclude agreements with any advertisers.

         Language Selection. The Entertainment Network provides passengers with the convenience of using the in-seat video terminals in multiple languages that are accessible by using the touch screen. If the passenger chooses a particular language selection, the operation of the in-seat video terminal is designed to switch to the selected language (although movies may only be available in a limited number of languages).

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

         TECHNOLOGICAL ASPECTS OF THE ENTERTAINMENT NETWORK

         Gaming Management. The Entertainment Network is designed to provide airline management with the capability for real time gaming management by tracking the entire gaming process on all of the system's in-seat video terminals collectively or individually. In particular, the Entertainment Network is designed to store the complete history of all wagers and game outcomes on all of the in-seat video terminals. The stored information may include passenger/player identification numbers, the times of transactions, the bet amounts, the amounts won or lost, the cards played, the keno balls called and alarms for management, such as large consistent winnings and progressive jackpot hits. If desired, the IFEN-2 design can be customized to permit all gaming related information, including the alarms, to be observable in flight on the screen on the cabin file server, or on the ground after periodic downloading using a Central Ground System described below. The system is also designed to limit the wagers, aggregate losses and winnings by any individual player to any amounts selected by the airline.

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

AIRLINE CONTRACTS

         Swissair. Effective July 18, 1996, the Company entered into an agreement with Swissair which was amended and restated effective October 22, 1996 and subsequently superceded with an agreement dated October 29, 1997. Pursuant to the final agreement, the Company is to install the IFEN-2 system on sixteen MD-11 aircraft and three B-747 aircraft in exchange for approximately $27 Million. The Entertainment Networks are being installed in the first, business and economy class sections of three aircraft and in the first and business class sections of the remaining sixteen aircraft. The agreement requires the Company to provide maintenance services through September 1998 and provide a one-year warranty on all of the systems. Under the agreement, the Company is obligated to deliver to Swissair several software and hardware upgrades whose development is not yet completed. There can be no assurance that the Company will be able to complete the development within the currently expected schedule or budget and the Company will face significant penalties under the agreement if agreed upon upgrades are not delivered timely. The Company does not expect to receive any additional revenue associated with the delivery of the software and hardware upgrades. The Company is also required to provide certain support services, upgrades and training of Swissair personnel through December 2003, as well as meet and maintain certain operational reliability criteria. As of October 31, 1997, the Company had completed installations of the Entertainment Network on eleven Swissair aircraft. The remaining installations are expected to be completed by March 1998.

         The IFEN-2 systems installed on the aircraft include various gaming options, including Slots, Keno and Risiko (a Swiss lottery game). In addition to the other standard IFEN-2 features described above under "-- The Entertainment Network," the Swissair systems also permit passengers to view, among other things, the Swissair "moving map" (which shows aircraft location, airspeed and other flight information) and certain Swissair flight and airport information.

         Effective October 22, 1996, the Company also executed an agreement (the "ILL Agreement") with Interkantonale Landeslotterie ("ILL"), the operator of the Swiss lottery based in Zurich, Switzerland, under which the IFEN-2 systems installed on Swissair aircraft will allow passengers to participate in various Swiss lottery games. Pursuant to the ILL Agreement and the agreement with Swissair, all revenues generated by the casino gaming features of the nineteen Swissair Entertainment Networks are to be split between the three parties. All net gaming profits are to be divided between the parties with 4% being paid to the ILL and the remaining 96% being divided between the Company and Swissair based on a priority of expenses. As of October 31, 1997, no gaming revenues had been distributed to the three parties.

         The Company also has a Media Programming Services Agreement with Swissair. Pursuant to the agreement, the Company may bill Swissair for costs incurred related to the supply of program material and other entertainment programming costs. Swissair receives all entertainment programming revenues generated by the Entertainment Networks installed on the nineteen aircraft. Under the terms of the agreement, the Company and Swissair will receive 60% and 40%, respectively, of all advertising revenue from the Entertainment Networks. Additionally, shopping revenues generated by the systems will be divided 40% to the Company and 60% to Swissair. As of October 31, 1997, no advertising or shopping revenues had been generated by the systems.

         Debonair. An agreement with Debonair provided for the Company to deliver IFEN-2 systems for six RJ-146 Debonair aircraft. The aggregate purchase price to be paid by Debonair for the hardware components of the six IFEN-2 systems and related spare parts was approximately $5.8 Million. As long as Debonair utilized the casino gaming features of the systems, payment of the purchase price of these systems was to be made solely through a revenue-sharing arrangement. The revenue-sharing arrangement provided that the Company would receive a percentage of revenues generated by the Entertainment Networks, principally casino gaming revenues, until the aggregate purchase price plus accrued interest for all six Entertainment Networks was paid, and thereafter the Company would receive a reduced percentage of such revenues.

         In August 1997, the Company completed the installation of the Entertainment Network on one Debonair aircraft. After evaluating the operating results of this system, the Company determined that the revenue-sharing arrangement did not provide sufficient revenue to justify the cost of installing Entertainment Networks on the five additional Debonair aircraft. As a result, the Company does not plan to proceed with additional installations on Debonair aircraft and has stopped supporting and operating the Entertainment Network installed on the first aircraft as of October 31, 1997.

         Alitalia. The Alitalia Agreement provided for the Company to sell five first generation Entertainment Networks for installation on Alitalia aircraft during fiscal 1996. The agreement required the Company to perform maintenance, repair, overhaul and modifications of the Entertainment Network, as needed, at no charge to Alitalia for a period of five years from acceptance by Alitalia. Also, for a period of eight years from installation, all upgrades in the basic Entertainment Network that may be developed by the Company were to be provided to Alitalia free of charge.

         Pursuant to the agreement, the company delivered five systems to Alitalia, four of which were installed on Alitalia aircraft and the fifth system being utilized by Alitalia as spare parts for the four installed systems. Of the approximate $2.7 Million purchase price for the five systems, the Company received approximately $2.1 Million and will not receive the remaining $0.6 Million. Although required by the agreement, Alitalia did not purchase sufficient spare parts to support continued operation of the Entertainment Networks. Alitalia has notified the Company that it does not intend to continue operation of the systems, and the Company has indicated that it will not support the systems because of the actions of Alitalia. See "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES AND MARKETING

         Concurrently with its efforts to perform under its existing contract with Swissair, the Company has been marketing the Entertainment Network to additional airlines. The Company markets the Entertainment Network to airlines directly and generally seeks to obtain long-term contracts. See "-- Airline Contracts." Based on the high load factors, the Company has reduced its overall sales efforts and is concentrating on a few airlines considering the purchase of a new in-flight entertainment system.

         Because the Company believes the demand for in-flight entertainment systems is greater on longer flights, the Company has focused its marketing efforts on airlines with long-haul routes. In addition, because gaming can generally be expected to generate greater revenues and profitability than other features of the Entertainment Network, and because the use of gaming devices is prohibited on flights to and from the United States, the Company is directing its sales efforts primarily toward international carriers or domestic carriers with international routes. In addition, the Company will also be subject to the laws of foreign jurisdictions that may similarly restrict or prohibit the gaming or other activities offered on the Entertainment Network. See "Government Regulation."

         The purchase price of an Entertainment Network is relatively high - estimated to range from approximately $700,000 to $6,500,000 per aircraft depending upon various factors such as the size and type of the aircraft, the requested system features and the degree of demonstrated commercial viability and market penetration of the Entertainment Network. To counter this fact, the Company's marketing efforts emphasize the many features of the Entertainment Network as a way to generate increased revenues for the airline. The Company believes that some of its competitors are willing to sell substantially similar systems at a lower sales price than the Company due to their larger market share and more efficient manufacturing capabilities. In addition, due to the effects of the Asian currency crisis, certain of the Company's competitors may have a significant advantage in pricing their systems for delivery to airlines based in Asia.

         The high system purchase price also tends to result in a relatively extensive sales cycle, which can include the evaluation of the Company's technology, a test installation of the Entertainment Network and negotiation of related agreements. The sales cycle is also dependent upon a number of other factors beyond the Company's control such as the financial condition, safety and maintenance concerns and purchasing patterns of particular airlines and the airline industry in general. Historically, airline profitability has been extremely cyclical and, since the passage of deregulation legislation, many airlines have historically had difficulty operating at a profit.

PRODUCT DEVELOPMENT

         During fiscal 1997, the Company continued to expand the functionality of the Entertainment Network to include additional features, and the IFEN-2 version now includes new features such as secure casino gaming, the ability for passengers to pay for gaming and other features directly through their credit cards, interactive in-flight shopping and advertising capability, and enhanced video on demand. Further, the IFEN-2 version is lighter and, the Company believes, easier to maintain than the first generation Entertainment Network and includes in-seat terminals for coach class seats as well as first and business classes.

         Research and development expenses during fiscal 1997 and fiscal 1996 were approximately $7.8 Million and $5.3 Million, respectively. Such amounts have not been borne by customers. The Company anticipates that research and development expenses will substantially decrease in the future as the Company does not plan on developing any new generations of the Entertainment Network. Research and development efforts of the Company will include only those efforts that are required by contractual obligations. Due to the recent decision to not develop the next generation of the Entertainment Network, the Company has reduced the number of personnel involved in product development. Due to this decision and the significant shortage of qualified product development and program management personnel, many employees have departed the Company. While the Company has attempted to institute an employee retention program, there can be no assurance that these efforts will be successful. The Company will have to retain contract employees to complete some or all of its obligations to Swissair. This would result in a significant increase in the expected development costs as well as negatively impact the expected delivery schedule.

         The Company has arrangements with certain movie distributors pursuant to which the Company chooses from lists of available movies from each distributor and compiles the lists for presentation to the airlines. However, with the exception of certain casino gaming software licensed from FortuNet and a limited number of casino and arcade games developed to date by the Company, the Company does not currently own or have rights to use or include any entertainment or other programming software for use on the Entertainment Network. See "-- The Entertainment Network -- Entertainment Options." The Company intends to evaluate additional programming software for availability on the Entertainment Network. Although the Company has had discussions with certain entertainment software developers, it has not yet entered into any long-term agreements or arrangements to obtain rights to any such programming software other than "Reversi."

COMPETITION

         The Company believes that the market for technologically advanced in-flight entertainment systems is emerging quite slowly. The Company believes that airlines are currently more interested in acquiring less technologically advanced in-flight entertainment systems at a lower cost than the Entertainment Network. The competition to provide technologically advanced in-flight entertainment systems to the airlines is intense. The Company is aware of several other companies that provide systems that compete with the Entertainment Network, some of which have been installed on aircraft. These competitors have substantially greater financial, customer support, marketing, engineering and other resources than the Company and, accordingly, have a significant competitive advantage over the Company. The Company's principal competitors include Sony,

Matsushita, Rockwell-Collins (Hughes-Avicom), BE Aerospace, and TNCI. In addition, the recent acquisition of Hughes-Avicom by Rockwell-Collins represents the entry of a significantly larger competitor with established avionics expertise into the in-flight entertainment market. Sony and Matsushita are both based in Japan. The current economic and currency issues in Asia may give them an additional advantage over the Company in making sales to airlines that are also based in Asia.

         The Company believes that it competes with other companies primarily on the basis of its advanced hardware and software technology, the variety of entertainment options available for the Entertainment Network, and the fact that it has delivered technologically advanced in-flight entertainment systems to Swissair that are currently in use. There can be no assurance, however, that the Company will be able to compete successfully for additional sales in the in-flight entertainment market.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         Since the commencement of operations, the Company has developed a catalogue of proprietary technology and know-how relating to the Entertainment Network and its related systems. To date, the Company has not filed any patent applications with respect to such proprietary technology and know-how, but may elect in the future to do so.

         In October 1994, the Company entered into an Intellectual Property License and Support Services Agreement with FortuNet, which was amended and restated on November 7, 1996 (as amended, the "FortuNet License"). FortuNet is a licensed gaming equipment manufacturer that distributes to casinos and other gaming establishments video gaming networks which incorporate certain of the technologies developed by FortuNet and licensed to the Company for airline use. The FortuNet License grants the Company a worldwide, perpetual license to FortuNet's current and future patents, copyrights, trade secrets and related know-how covering a computerized system for use in all fields other than bingo halls. Further, this license is exclusive to the Company within the airline industry. As consideration, the Company must pay FortuNet an annual license fee of $100,000 in monthly installments through November 2002. The Company was previously required to compensate FortuNet for certain development, support and maintenance services, but this obligation has been terminated. Further, the restated version of the FortuNet License no longer prohibits the Company from engaging in any gaming activities outside of airplanes. In exchange for these amendments and certain other modifications, the Company issued to FortuNet a warrant to purchase fifty thousand shares of Class A Common Stock.

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

CUSTOMER MAINTENANCE AND SUPPORT

         The Company's airline contracts call for the Company to provide airline customers with periodic upgrades of the software incorporated in the Entertainment Network. The Company trains airline personnel on the use of the Entertainment Network after an initial airline installation and for a short period thereafter. The Company is also generally obligated to provide support for the installed systems over the life of the contracts and, in the case of Swissair, provide maintenance for a specific time period. The Company's strategy is to contract with one or more third parties to provide international customer support and maintenance service for the Entertainment Network. In addition to service and repair functions, it is expected that such entity would be responsible for removing and replacing, on a regular basis, any software products which are not transmitted via the Central Ground System and for removing and transmitting to the Central Ground System the removable magnetic cartridge containing transaction data and billing information generated by the aircraft's Entertainment Network. Because the Company is not expected to have the personnel or financial resources to perform this function directly, the failure to obtain such an arrangement could have a material adverse affect on the Company's ability to perform under its contracts or to obtain purchase commitments from additional airlines. See "-- Airline Contracts."

MANUFACTURING, ASSEMBLY AND INSTALLATION

         The Company obtains most of the components of the Entertainment Network from commercially available sources. To date, the Company has engaged in only limited manufacturing operations and, when required components have not been commercially available, has subcontracted out substantially all component manufacturing. The Company has leased manufacturing and warehouse facilities in Phoenix that it uses to assemble the Entertainment Networks. The Company anticipates that this facility will be sufficient to satisfy the Company's needs through 1998. See "Item 2 -- Description of Property."

         Installation of the Entertainment Network on an aircraft is estimated to require at least four to seven days, depending upon the number of installed seats, and longer for the initial installations. Moreover, due to the high cost of grounding an airplane, the Company anticipates that installations are more likely to be scheduled during the off-season for the airline customer, generally the winter months. Because of the manpower and experience required to perform installations, and due to the inherent relationship between installation and the Supplemental Type Certificate ("STC") application and compliance process, the Company has contracted with Hollingsead International to perform system installation on all Swissair aircraft. The Company anticipates that future installations, if any, will be performed by an experienced third-party subcontractor such as Hollingsead International. See "-- Government Regulation."

GOVERNMENT REGULATION

         The installation and use of the Entertainment Network on any particular aircraft requires prior certification and approvals from the Federal Aviation Administration ("FAA") and certification and approvals from aeronautical agencies of foreign governments. Because the installation of the Entertainment Network is considered a major modification to an aircraft, the Company must apply for and be granted an STC from the FAA. This is a multi-step process involving required interim approvals. A separate STC will be required with respect to each aircraft type on which the Entertainment Network will be installed. Once an STC is issued with respect to an aircraft type, the unit may be installed on other aircraft of the same type with the same configuration provided each installation is performed in a manner as specified by the aircraft specific STC. To date, the Company has obtained STCs for Swissair B747 and MD-11 aircraft, Debonair RJ-146 aircraft and Alitalia MD-11 aircraft.

         Because the process of obtaining an STC is highly technical, the Company has entered into agreements with Hollingsead International and its subsidiary Elsinore Aerospace Services (collectively, "Hollingsead") to assist the Company in the application and approval process. Hollingsead is an FAA designated engineering representative experienced in in-flight entertainment systems and has the authority to approve, subject to final FAA review, certain aspects of the Company's STC applications.

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

         United States law, with certain exceptions, currently prohibits the knowing transportation of gaming devices on aircraft operated in interstate air transportation. In addition, states may prohibit the transportation and use of gaming devices on flights operating between two points in a single state. Federal law also prohibits the installation, transportation or operation of gaming devices by any U.S. or foreign air carrier or for such carriers to permit their use on aircraft operated to or from the United States in foreign air transportation. However, Federal law does not restrict flights by foreign air carriers between non-U.S. points, even if the aircraft routing includes a segment to or from the U.S. Federal law does not restrict the transportation of gaming devices installed on aircraft operating into or out of the U.S., provided that such devices are disabled. The United States Secretary of Transportation was directed by law to conduct a study and to report to Congress on the safety, commercial and operational issues posed by gaming devices aboard commercial aircraft. However, in a study released in 1996, the Secretary did not recommend that Congress take any action to revise current law and recommended that further studies be conducted to determine, among other things, the competitive need for gaming devices on such flights. Moreover, the laws regarding the transmission of gaming data into, out of, or within United States territory, even where such data was lawfully obtained in another jurisdiction, are unclear. As a result, there can be no assurance that the transmission of such data will not be restricted or prohibited. Because gaming can generally be expected to generate greater revenues and profitability than other entertainment options expected to be available on the Entertainment Network, the inability to offer gaming on flights may have a material adverse impact on the Company's business and on the market acceptance by airlines of the Entertainment Network. The Company will also be subject to the laws of foreign jurisdictions which may similarly restrict or prohibit the gaming or other activities offered on the Entertainment Network.

EMPLOYEES

         As of January 20, 1998, the Company employed 53 people on a full-time basis and 8 people on a temporary basis. None of the employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2  --  DESCRIPTION OF PROPERTY

         The Company's principal executive offices and assembly and warehouse facilities, located in Phoenix, Arizona, contain approximately 57,900 square feet of space and are occupied pursuant to three separate leases providing for an annual aggregate rental of approximately $64,000, subject in part to annual increases. Two of the leases expire in July 1999 and the other (covering assembly space) expires in October 1998. As a result of a reduction in work force, the Company is attempting to sublease the executive office space under the two leases that expire in July 1999 and consolidate its facilities to the warehouse location. However, the Company has been unsuccessful in this effort and there can be no assurance that the Company will be able to sublet its facilities on terms that are favorable to the Company. The Company also leases approximately 2,300 square feet of office space in Los Angeles, California at an annual rent of $40,000 under a lease expiring in August 1998. As a result of the consolidation of the Company's operations to Phoenix, the Company is attempting to sublet the Los Angeles space to a third party. However, given the term of the lease remaining and the amount of similar space available, the Company does not expect to be successful in this effort.

         The Company has no policy regarding investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities. However, the Company currently holds no such investments.


ITEM 3  --  LEGAL PROCEEDINGS

         The Company is not currently a party to any pending legal proceedings.


ITEM 4  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5  --  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Class A Common Stock and Class B Warrants traded separately on the Nasdaq SmallCap Market under the symbols FLYT and FLYTZ, respectively, beginning March 7, 1995, the date of the Company's initial public offering. The Class B Warrants were called by the Company and ceased trading on January 16, 1997. The Class A Common Stock began trading on the Nasdaq National Market on May 19, 1997. The following table sets forth the high and low last sale prices for the Company's securities as reported by the Nasdaq SmallCap Market and the Nasdaq National Market. These prices do not reflect retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

         On December 17, 1997, the Board of Directors authorized the Company to repurchase shares of its Class A Common Stock on the open market. As of January 20, 1998, the Company had repurchased 264,000 shares at prices ranging from $0.75 to $1.00 per share. The Company expects to make additional open market purchases of its shares in the future.

 CLASS A COMMON STOCK                                                          HIGH             LOW
                                                                               ----             ---
 November 1, 1995 through January 31, 1996 ..........................       $ 12 1/4          $ 7 1/2
 February 1, 1996 through April 30, 1996.............................         12 3/4            9 1/4
 May 1, 1996 through July 31, 1996...................................         16 1/8            8 3/8
 August 1, 1996 through October 31, 1996 ............................         15 3/4            9
 November 1, 1996 through January 31, 1997...........................         13                7 5/8
 February 1, 1997 through April 30, 1997.............................          8 5/8            3 5/16
 May 1, 1997 through July 31, 1997 ..................................          7 3/8            3 5/16
 August 1, 1997 through October 31, 1997.............................          3 5/8            1

         The closing sales price of the Class A Common Stock as of January 20, 1998 as reported by the Nasdaq National Market was $1 5/16 per share.

         As of January 20, 1998, there were 79 record holders of Class A Common Stock.

         Effective February 23, 1998, the requirements for continued listing on the Nasdaq National Market will change. Among the changes will be a requirement that listed company's securities trade at a bid price of $1 or greater. Effective with the implementation of the new requirements, if the Company's Class A Common Stock trades at a bid price below $1 for 30 consecutive days, the Class A Common Stock will no longer be qualified for listing on the Nasdaq National Market and may be moved to the Nasdaq SmallCap Market, or the Over the Counter Bulletin Board. The Company's Class A Common Stock has periodically traded below a $1 bid price after November 11, 1997, and it is possible that the Company's Class A common stock could be removed from trading on the Nasdaq National Market.

ITEM 6  --  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Interactive Flight Technologies, Inc. ("the Company") has been engaged in the development, manufacture, installation and operation of a computer-based in-flight entertainment network ("Entertainment Network" or "system"), which provides aircraft passengers the opportunity to view movies, purchase goods and services, play computer games and, in certain cases where permitted by applicable law, gamble through an in-seat video touch screen.

         The Company had originally based its business plan on allowing airlines to finance the purchase of the system out of a share of gaming revenues without paying any money down. However, gaming revenues from the operation of the system have proven to be significantly less than originally estimated, and are insufficient to support the financing of the system. As a result, the Company has determined that it will not finance the purchase of additional Entertainment Networks based on contingent future system generated revenues. Instead, the Company has been seeking to have airlines finance the purchase and installation of the system themselves, with the Company receiving only a limited percentage in revenues from the Entertainment Networks.

         The decision of the Company not to finance system purchases out of future contingent revenues has eliminated certain potential customers who do not have the resources to finance the systems independently. Moreover, the Company must now justify the costs of the Entertainment Networks (both purchase and operational) based solely on a perceived competitive need, rather than on ancillary revenue. The perception of that need may depend on the phase of the business cycle in the airline industry, as potential purchasers are more likely to invest in competitive factors at times when competition for customers is intense. With load factors at a historically high level, this is a difficult phase of the industry cycle to justify purchases. Accordingly, there is no assurance that the customers currently considering purchase of the systems, or indeed any customers, will ultimately purchase the Entertainment Network at a purchase price at which the Company could make a profit.

         Because of the long lead-time for aircraft installments, the Company must schedule programs well in advance, and its success depends on its ability to continue to obtain major orders. The Company has been pursuing other major airlines to fill its pipeline following the scheduled completion of the installation phase of the Swissair program in March 1998. The Company has not succeeded in this effort to date and there can be no assurance that the Company will be successful in this effort in the future.

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

         The Company believes that it has cash and liquidity resources in excess of that required to fulfill its current contractual commitments, although this will depend in large part on the ability of the Company to fulfill those obligations in an efficient manner. The Company could use those additional resources towards pursuing additional customers and development efforts in the in-flight entertainment business or could seek to use the resources in other businesses. At the present time, based on the low level of demand in the industry at this point in the business cycle, the Company intends to limit the resources it expends in pursuing new in-flight entertainment business until and unless it obtains another customer. In particular, the Company is reducing its workforce and overhead since the Company's current backlog consists of Swissair only. The Company has also decided not to develop the next generation of the Entertainment Network unless a new customer is obtained. The Company's future research and development efforts will consist only of those efforts that are required contractually by the Swissair agreement. Conserving cash in this manner may permit the Company to pursue alternative businesses, but could well mean that the Company will not be able to continue to compete in the in-flight entertainment business even if market conditions improve. Additionally, the Company believes that in the absence of orders from additional airlines, it will need to redirect some or all of its efforts into other business areas. The Company has not identified any specific areas for alternative business development. There can be no assurance that the Company will find acceptable opportunities for alternative business development or that the Company will be successful in entering or operating in alternative business areas. In addition, the Company has used, and may continue to use, a portion of its excess cash to repurchase its own shares in the market.

EXISTING INSTALLATIONS

         The Company has installed Entertainment Networks on aircraft operated by three European airlines: Swissair, Debonair and Alitalia Airlines S.p.S. ("Alitalia").

         The Swissair agreement originally required the Company to manufacture, assemble, deliver, install, certify, operate and maintain the system on Swissair's long-haul fleet. Under the agreement, the Company agreed to finance the purchase price (approximately $72 Million plus certain costs of installation and upgrades) out of revenues from passenger use of the systems. Under a provision allowing renegotiations based on insufficient gaming revenues, the parties executed a new agreement in October 1997.

         The terms of the new Swissair agreement provide for the Company to be responsible for all costs including materials, installation and maintenance through September 1998 for the installation of the system in the first, business and economy class sections of two MD-11 and one B-747 aircraft. Title to these three systems will transfer to Swissair one-year after installation. As of October 31, 1997, the estimated costs of these three systems are fully reserved. For another sixteen aircraft, Swissair will purchase Entertainment Networks covering only first and business class for an average of $1.7 million per aircraft. The Company will be responsible for the installation and maintenance costs through September 1998 for the sixteen aircraft. The Swissair agreement also provides a one-year warranty on all of the Entertainment Networks and specific upgrades to the Entertainment Networks currently being installed. The Company is obligated to deliver several software and hardware upgrades whose development is not yet complete. If the upgrades are not completed by specified deadlines, the Company will face significant penalties. The Company must also meet and maintain certain operational reliability criteria for the Entertainment Networks or be subject to certain penalties.

         The Company has completed the installation of Entertainment Networks in the economy, business and first class sections of two Swissair MD-11 aircraft as of October 31, 1997. The Company has also completed the installation of Entertainment Networks in the business class section of nine Swissair MD-11 aircraft as of October 31, 1997. The remaining installations are expected to be completed by March of 1998. The Company is working to further improve the reliability of the system through software revisions and through design improvements. The Company believes that the reliability goals for the system can be met; however, there can be no assurance that technical obstacles may not prove more difficult than anticipated or that as yet undetermined issues will not appear. The Company is subject to certain penalties, which could be substantial, if the Entertainment Networks do not meet and maintain certain operational reliability criteria through the year 2003. This may require the Company to continue to maintain a presence in the in-flight entertainment business even if it pursues other businesses.

         In conjunction with the Swissair agreement, the Company has an agreement with Interkantonale Landeslotterie, a Swiss non-profit organization that organizes lotteries in Switzerland (ILL). Pursuant to the agreements, any net gaming profits generated from the Swissair Entertainment Networks are to be divided between the three parties with 4% being paid to the ILL and the remaining 96% being divided between the Company and Swissair based on a priority of expenses.

         Pursuant to a separate Media Programming Services Agreement with Swissair, the Company may bill Swissair for costs incurred related to the supply of program material and other entertainment programming costs. Swissair receives all entertainment programming revenues generated by the Entertainment Networks. Advertising and shopping revenues generated by the systems are split between the Company and Swissair.

         The Debonair agreement originally required the Company to manufacture, assemble, deliver, install, operate and maintain the system on six Debonair aircraft. As long as Debonair utilized the casino gaming features of the systems, payment of the purchase price of these systems was to be made solely through a revenue-sharing agreement. The Company completed the first installation of a Debonair aircraft in August 1997. In October 1997, the Company notified Debonair that the revenues being generated by the Entertainment Network were insufficient to justify continued operation of the Entertainment Network and further installations. Accordingly, the Company does not plan to install the five remaining systems and has stopped supporting the first installed Entertainment Network.

         Pursuant to the contract with Alitalia, the Company delivered five first generation systems for installation on Alitalia aircraft during fiscal 1996. However, Alitalia installed only four of the five Entertainment Networks and did not purchase sufficient spare parts to support continued operation of the systems. Alitalia has notified the Company that it does not intend to continue operation of the systems, and the Company has indicated that it will not support the systems because of the actions of Alitalia. As of October 31, 1997, the final outcome of this matter is unclear.

RESULTS OF OPERATIONS

         Revenue for the year ended October 31, 1997 was $11,100,709, an increase of $8,115,307 (or 272%) over revenue of $2,985,402 for the year ended October 31, 1996. Equipment sales generated during fiscal 1997 were principally from the installation of the Entertainment Network on Swissair aircraft. As of October 31, 1997, the Company had completed installations on eleven Swissair MD-11 aircraft. Equipment sales generated during fiscal 1996 were a result of the delivery of five first generation Entertainment Networks under the Alitalia agreement. Service income of $575,881 for the year ended October 31, 1997 was principally generated from a Product Identification/Product Development Agreement with Qantas which was terminated as of July 31, 1997. The Company also provided programming services to Alitalia and another air carrier during fiscal 1997. Service income of $313,478 for the year ended October 31, 1996 was a result of programming services provided to Alitalia and another air carrier.

         Cost of equipment sales and service income for the year ended October 31, 1997 were $24,878,460, an increase of $20,301,183 (or 444%) over cost of sales of $4,577,277 for the year ended October 31, 1996. The increase in cost of sales is partly due to the installation and maintenance costs of aircraft under the Swissair agreement. Pursuant to the Swissair agreement, the Company is responsible for all costs related to the installation of the Entertainment Networks on the Swissair aircraft and maintenance costs of the systems until September 1998. Both the installation and maintenance required under the Swissair agreement are out-sourced by the Company to third parties. Under the Alitalia agreement, all installation and maintenance costs of the systems were the responsibility of Alitalia. The increase in cost of sales for fiscal 1997 as compared to fiscal 1996 is also due to inventory adjustments. Provisions for inventory obsolescence, unuseable inventory and rework adjustments of $11,496,748 were recorded in cost of equipment sales during fiscal 1997 compared to none during fiscal 1996. The 1997 provision for inventory obsolescence was a result of the Company purchasing inventory for installation in the economy sections of all nineteen Swissair aircraft. The original Swissair agreement requiring installation in the economy section of nineteen aircraft was subsequently reduced to economy installations in only three aircraft. The unuseable inventory and rework adjustments primarily resulted from the Company's re-design of the tray table utilized in the Entertainment Networks for the economy section of an aircraft. Estimated warranty costs for the systems are also included in cost of sales as well as costs of upgrades to the Entertainment Networks that the Company is contractually committed to providing to Swissair.

         Provisions for doubtful accounts were $216,820 for the year ended October 31, 1997, compared to $1,732,377 for the year ended October 31, 1996. Fiscal 1997 provisions resulted from uncollectible programming service fees provided under the Alitalia agreement. The 1996 provision related to three systems delivered under the Alitalia agreement that were deemed uncollectible after repeated failed attempts to collect as of October 31, 1996. During fiscal 1997, the Company was successful in its collection efforts on two of the Alitalia systems and recognized bad debt recoveries of $1,064,284.

         Research and development expenses for the year ended October 31, 1997 were $7,821,640, an increase of $2,543,057 (or 48%) over expenses of $5,278,583 for the year ended October 31, 1996. The increase reflects the Company's continued development of the Entertainment Network during fiscal 1997 and resulted from increased staff and facilities as well as development fees paid to third parties. The Company does not plan to continue its research and development beyond those efforts that are required contractually by the Swissair agreement. The

Swissair agreement requires the Company to provide specific upgrades to the Entertainment Network currently being installed on Swissair aircraft. The Company expects to complete the development and implementation of these upgrades by December 1998 and does not plan to develop any further upgrades to the Entertainment Network. However, the Company expects to continue to require certain efforts in this area to back up its reliability guarantees through the year 2003. The estimated costs of these upgrades are being expensed concurrent with the installation of the systems on Swissair aircraft and the related revenue recognition.

         Marketing and administration expenses for the year ended October 31, 1997 were $12,574,223, an increase of $2,600,356 (or 26%) over expenses of $9,973,867 for the year ended October 31, 1996. The increase was primarily due to increases in administrative, production and program management staff and additional executive officers. Due to the Company's growth in size and increased marketing efforts, the Company also incurred additional facility expense, trade show costs and professional fees. During fiscal 1997, the Company recorded an expense of $466,875 upon the issuance of restricted Class A Common Stock to Hyatt Ventures, Inc. in exchange for the execution of an agreement necessary during a bid process with Qantas. During fiscal 1996, the Company recorded expenses of $1,545,847 and $919,596 upon the issuance of warrants and Class A Common Stock, respectively. The warrants were issued pursuant to an agreement whereby Banner Aerospace, Inc. agreed to provide logistical support to enhance the Company's chance of obtaining business with a major European airline. The stock was issued upon the exercise of employee stock options which, because of a cashless exercise, resulted in a charge to compensation expense equal to the value of the shares issued.

         Special charges for the year ended October 31, 1997 were $19,649,765 compared to $1,266,390 for the year ended October 31, 1996. Special charges in fiscal 1997 primarily resulted from the requirement to install Entertainment Networks on three aircraft pursuant to the Swissair agreement and installations required by the Debonair agreement. The Swissair agreement requires the Company to deliver and install Entertainment Networks in the first, business and economy class sections of two MD-11 aircraft and one B-747 aircraft at no charge. The Company is responsible for all Entertainment Network costs of the three aircraft, including materials, installation, upgrades, a one-year warranty and maintenance through September 1998. The estimated material, installation, maintenance, upgrade and warranty costs for these three systems of $14,292,404 were recorded as a special charge in fiscal 1997. Pursuant to the Debonair agreement, the Company installed the Entertainment Network on one Debonair aircraft in August 1997. The purchase price of the system was to be made solely through a revenue-sharing agreement. After evaluating the results of the revenue-sharing arrangement, the Company determined that the casino-gaming feature did not provide sufficient revenue to justify the continued operation of the system nor further installations of the Entertainment Network on Debonair aircraft. As a result, the Company stopped supporting and operating the system installed on the Debonair aircraft and will not proceed with additional Debonair installations. The costs of the installed Entertainment Network of $956,447 and inventory on-hand for future Debonair installations of $2,881,962 were written off as a special charge in fiscal 1997. Additionally, the Company recorded a special charge of $1,518,952 for the write-down of a system integration lab utilized in software development and testing. The lab equipment will not be utilized in the Company's future operations. The Company expects to expend cash of approximately $5.4 million related to these special charges during the year ended October 31, 1998. Special charges in fiscal 1996 resulted from severance agreements executed with former officers of the Company in the amount of $752,500. In addition, the Company terminated an agreement with a foreign sales representative and consultant and, as a result, recorded a special charge of $420,000. The Company also settled an outstanding breach of contract claim with an individual with whom the Company had engaged in prior negotiations to become an officer, and in connection therewith recorded special charges of $93,890.

         Interest expense was $13,423 for the year ended October 31, 1997 compared to $2,076 for the year ended October 31, 1996. The increase is due to capital lease agreements that the Company entered into during fiscal 1997. The leases expire in September 1999.

         Interest income for the year ended October 31, 1997 was $2,170,675, an increase of $1,592,408 (or 275%) over income of $578,267 for the year ended October 31, 1996. The interest arose principally out of short-term investments of working capital. The increase is attributable to increased funds available for such investments as a consequence of the exercise of Class B Warrants during December 1996.

         Other expense of $203,649 for the year ended October 31, 1997 resulted from the loss on disposal of property and equipment.

         Based on a preliminary study, the Company believes its computer information systems enable the proper processing of transactions relating to the year 2000 and beyond. Accordingly, the Company does not expect the amounts required to be expensed over the next three years to have a material effect on its financial position or results of operations. The amount expensed in fiscal 1997 related to the year 2000 was immaterial.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 1997 the Company had working capital of approximately $33.2 million compared to $13.1 million as of October 31, 1996. The Company's primary source of funding has been through equity offerings. The Company increased its working capital in December 1996 from Class B Warrant exercises (prompted by the reduction in the exercise price to $7.50 and the Company's notice of redemption of the remaining Class B Warrants) from which the Company received proceeds (net of expenses of $4.5 million) of approximately $69.1 million. The Company expects that losses will continue for the foreseeable future and, as a result, unless funds are received from additional financing, working capital is expected to continue to decrease.

         During fiscal 1997, the Company utilized $34.2 million of cash in operating activities, an increase of $21.3 million from the $12.9 million of cash utilized in operating activities during fiscal 1996. The increase in cash utilized in operations is primarily a result of an increase in the net loss and an increase in inventories and accounts receivable offset by provisions for inventory and special charges.

         Purchases of property and equipment for the year ended October 31, 1997 were $10.3 million compared to $3.5 million for the year ended October 31, 1996. Capital expenditures for fiscal 1997 were primarily related to the installation of the Entertainment Networks on three aircraft under the Swissair agreement in which the Company retains title for a period of one-year after installation and the installation of the Entertainment Network on one Debonair aircraft. Capital expenditures were also incurred for demonstration equipment, a trade show booth and research and development equipment, including a system integration lab, during fiscal 1997.

         As of October 31, 1997, the Company's material capital commitments were
(i) purchase orders of approximately $9.1 million relating primarily to inventory purchases and (ii) its obligations under the Swissair agreement.

         The Company's revenues have been generated from sales, installation and servicing of the Entertainment Networks aboard commercial aircraft. The contracts the Company executed in the past generally provide for the Company to install the system on an aircraft and to be paid for the equipment and related installation and maintenance out of revenue generated by passenger use of the installed system on the aircraft. As a result, the Company expended significant capital amounts for the test installations (which require the assembly and installation of approximately 30 to 280 in-seat video terminals, cabin file servers, cluster controllers, video-on-demand servers and seat electronic boxes and cabling the first, business and/or economy class sections of the aircraft) and subsequent assembly, installation and maintenance of the system on each aircraft.

         The Company is currently using its working capital to finance its current expenses, including installations, equipment purchases, product development, inventory and other expenses associated with the delivery and installation of the Swissair systems. The Company believes that its current cash balances will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. However, in the event the Company obtains additional orders for systems (as to which there can be no assurance), the Company may require significant additional financing for manufacture, assembly and installation of any such future orders. The Company may also in the future elect to explore business opportunities, including additional applications for its technologies other than in-flight entertainment. To do so, the Company would require significant additional capital for research and development and, if such development efforts are successful, for marketing, manufacturing and installing its new products. Alternatively, the Company is considering seeking opportunities to acquire or develop other business in which to deploy its cash resources. No assurance can be given that any such alternative opportunities could be located, or if located, could be successfully acquired and operated profitably.

INFLATION

         Management does not believe that inflation has had a material affect on the Company's sales during the past two fiscal years. Changes in the Company's supplier prices did not have a significant impact on cost of sales during fiscal 1997 or fiscal 1996.

NEW ACCOUNTING STANDARD

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies to elect to account for stock-based compensation plans using a method based upon fair value or continuing to measure compensation expense for those plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue using the intrinsic value method must make pro forma disclosures in fiscal 1997 of net earnings and earnings per share as if the fair value based method had been applied. The Company will continue using the method prescribed by APB 25; therefore, SFAS 123 will not have an impact on the Company's results of operations or financial position.

ACCOUNTING STANDARDS NOT YET ADOPTED BY THE COMPANY

         The Financial Accounting Standards Board ("FASB") has issued several new pronouncements that are not yet adopted by the Company.

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. This statement will not be effective for the Company until the fiscal quarter ending January 31, 1998 and will require presentation of basic earnings per share and diluted earnings per share.

         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about

Capital Structure", to consolidate existing disclosure requirements. This new standard contains no change in disclosure requirements for the Company. It will be effective for the Company for the fiscal year ending October 31, 1998.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for the Company for the fiscal year ending October 31, 1999, is not currently anticipated to have a significant impact on the Company's financial statements based on the current financial structure and operations of the Company.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," to establish standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for the Company for the fiscal year ending October 31, 1999, may require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which may result in more detailed information in the notes to the Company's financial statements than is currently required and provided.

FORWARD-LOOKING INFORMATION

                  Except for historical information contained herein, the matters discussed in this ITEM 6 and elsewhere in this Annual Report on Form 10-KSB are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the failure of passenger use of the systems to generate sufficient revenues, the inability of the Company to convince customers to purchase its systems, the failure to execute definitive agreements with additional airlines on favorable terms or at all, cost overruns in connection with the Company's current contracts, failure of installed systems to perform in accordance with system specifications, the failure of the Company to receive sufficient financing to perform under any new airline contracts or to perform sufficient future research and development, the impact of competition and downward pricing pressures, the effect of changing economic conditions and conditions in the airline industry, the inability of the Company to evaluate other businesses, the impact of any changes in domestic and foreign regulatory environments or the Company's inability to obtain requisite government approvals, risks in technology development, the risks involved in currency fluctuations, and the other risks and uncertainties detailed herein.

ITEM 7  --  FINANCIAL STATEMENTS

         The audited financial statements of the Company for the fiscal year ended October 31, 1997 are located beginning at page F-1 of this Annual Report on Form 10-KSB.

ITEM 8  --  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no items or circumstances to be disclosed under this Item 8.

                                    PART III

ITEMS 9 -- 12 --  DOCUMENTS INCORPORATED BY REFERENCE

         Information with respect to Items 9, 10, 11 and 12 of Form 10-KSB is hereby incorporated by reference into this Part III of Form 10-KSB from the Registrant's Definitive Proxy Statement relating to the Registrant's 1998 Annual Meeting of Stockholders to be filed by the Registrant with the Securities and Exchange Commission on or before February 28, 1998.

ITEM 13  --  EXHIBITS AND REPORTS ON FORM 8-K

         The exhibits listed in the Index to Exhibits below are filed as part of the Annual Report on Form 10-KSB.

         (a)      EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
1.1(1)     -      Revised Form of Underwriting Agreement

3.1(1)     -      Certificate of Ownership and Merger

3.2(1)     -      Amended and Restated Certificate of Incorporation of the Registrant

3.3(1)     -      Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant

3.4(1)     -      By-laws of the Registrant

4.1(1)     -      Warrant Agreement, dated as of March 7, 1995, by and among the Registrant, D. H. Blair
                  Investment Banking Corp. and American Stock Transfer & Trust Company

4.2(4)     -      Form of Amendment to March 7, 1995 Warrant Agreement, to be entered into by and among the Registrant, D. H. Blair Investment Banking Corp., and American Stock Transfer & Trust Company

4.3(4)     -      Warrant Agreement, dated as of October 24, 1996, by and among the Registrant, D. H. Blair
                  Investment Banking Corp., and American Stock Transfer & Trust Company

4.4(4)     -      Form of Amendment to October 24, 1996 Warrant Agreement, to be entered into by and among the
                  Registrant, D. H. Blair Investment Banking Corp., and American Stock Transfer & Trust Company

4.5(1)     -      Form of Underwriter's Unit Purchase Option

4.6(1)     -      Specimen of Class A Common Stock Certificate

4.7(1)     -      Specimen of Class B Common Stock Certificate

4.10(2)    -      Specimen of Class D Warrant Certificate

4.11(4)    -      Stock Purchase Warrant, dated as of November 7, 1996, issued to FortuNet, Inc.

4.12(4)    -      Stock Purchase Warrant, dated as of November 12, 1996, issued to Houlihan Lokey Howard & Zukin

10.1(3)    -      Amended and Restated 1994 Stock Option Plan

10.2(4)    -      Severance Agreement between the Registrant and Steven M. Fieldman dated as of November 4, 1996

10.3(1)    -      Employment Agreement between the Registrant and Michail Itkis dated as of October 31, 1994

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
10.4(4)    -      Employment Agreement between the Registrant and John Alderfer, dated as of October 2, 1996

10.5(4)    -      Severance Agreement between the Registrant and Lance Fieldman dated as of November 4, 1996

10.6(1)    -      Amended and Restated Shareholders' Agreement by and among Yuri Itkis, Michail Itkis, Boris
                  Itkis, Steven M. Fieldman, Donald H. Goldman, Lance Fieldman and Registrant dated as of
                  October 6, 1994

10.7(4)    -      Amended and Restated Intellectual Property License and Support Services Agreement by and
                  between FortuNet, Inc. and Registrant dated as of November 7, 1996

10.8(1)    -      Amended and Restated Escrow Agreement by and between the Registrant, American Stock
                  Transfer & Trust Company, Yuri Itkis, Michail Itkis, Boris Itkis, Steven M. Fieldman,
                  Donald H. Goldman and Lance Fieldman

10.9(4)    -      Sublease and Consent, dated July 16, 1996 between the Registrant and AGF 4041 Limited Partnership

10.10(4)   -      Office Lease, dated July 15, 1996, between the Registrant and AGF 4041 Limited Partnership

10.11(4)   -      Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of June 27, 1996, between the Registrant and 44th Street and Van Buren Limited Partnership

10.12(1)   -      Form of Indemnification Agreement

10.14(4)   -      Strategic Alliance Agreement, dated as of November 12, 1996, between the Registrant and Hyatt Ventures, Inc.

10.15(4)   -      Registration Rights Agreement, dated as of November 12, 1996, between the Registrant and Hyatt Ventures, Inc.

10.16(4)   -      Amendment No. 2 to Amended and Restated Shareholders' Agreement, dated as of November 12, 1996

10.18(5)   -      Employment Agreement between the Registrant and Thomas Metzler, dated as of November 18, 1996

10.19      -      Termination Agreement, dated November 10, 1997, between the Registrant and Hyatt Ventures, Inc.

23         -      Consent of KPMG Peat Marwick LLP

27         -      Financial Data Schedule

---------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2, Registration No. 33-86928.

(2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal period ended July 31, 1996, filed with the Securities and Exchange Commission on September 16, 1996, File No. 0-25668.

(3) Incorporated by reference from the Registrant's Registration Statement on Form SB-2, Registration No. 333-02044.

(4) Incorporated by reference from the Registrant's Registration Statement on Form S-3, Registration No. 333-14013.

(5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997, filed with the Securities and Exchange Commission on March 17, 1997, File No. 0-25668.

         (b)      REPORTS ON FORM 8-K.

                  The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended October 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERACTIVE FLIGHT TECHNOLOGIES, INC.

Dated:  January 26, 1998                    By: /s/ Michail Itkis
                                               --------------------------------
                                               Michail Itkis
                                               Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                                                   Date
---------                              -----                                                   ----
  /s/ Michail Itkis                    Chief Executive Officer and Director                January 26, 1998
-----------------------------
Michail Itkis


  /s/ Thomas M. Metzler                President and Director                              January 26, 1998
-----------------------------
Thomas M. Metzler


  /s/ John W. Alderfer                 Chief Financial Officer and Director                January 26, 1998
-----------------------------          (Principal Financial Officer)
John W. Alderfer

                       INTERACTIVE FLIGHT TECHNOLOGIES, INC.



                           Index to Financial Statements

                                                                             Page

Independent Auditors' Report                                                  F-2

Balance Sheets as of October 31, 1997 and 1996                                F-3

Statements of Operations for the years ended October 31, 1997 and 1996        F-4

Statements of Stockholders' Equity for the years ended October 31, 1997
   and 1996                                                                   F-5

Statements of Cash Flows for the years ended October 31, 1997 and 1996        F-6

Notes to Financial Statements                                                 F-8

                            INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
Interactive Flight Technologies, Inc.:


We have audited the accompanying balance sheets of Interactive Flight Technologies, Inc. as of October 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interactive Flight Technologies, Inc. as of October 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP

Phoenix, Arizona
December 17, 1997

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                                 Balance Sheets

                                                                 OCTOBER 31,
                                                         -----------------------------
                        ASSETS                               1997            1996
                                                         -------------   -------------
Current assets:
   Cash and cash equivalents                             $36,890,454    $  7,736,345
   Investment securities                                   2,137,084       6,810,275
   Accounts receivable, net                                5,654,118         106,602
   Inventories, net                                        6,110,761       4,726,935
   Prepaid expenses                                          253,771         186,871
   Other current assets                                      606,883         987,932
                                                         -----------    ------------
           Total current assets                           51,653,071      20,554,960
Property and equipment, net                                2,959,539       4,659,500
Deposits                                                     166,845          93,030
                                                         -----------    ------------

           Total assets                                  $54,779,455    $ 25,307,490
                                                         ===========    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $  5,747,833    $  4,073,940
   Accrued liabilities                                     4,248,222       1,177,134
   Deferred revenue                                        2,383,904              --
   Accrued severance costs                                    55,000         567,500
   Accrued maintenance costs                               1,286,873              --
   Accrued product warranties                              4,610,687       1,671,045
   Current maturities of capital lease obligations            80,753              --
                                                        ------------    ------------
           Total current liabilities                      18,413,272       7,489,619
Accrued severance costs, noncurrent                           55,000         110,000
Capital lease obligations, less current
   maturities                                                 76,840              --
                                                        ------------    ------------
           Total liabilities                              18,545,112       7,599,619
                                                        ------------    ------------

Stockholders' equity:
   Preferred stock, par value $0.01 per share.
    5,000,000 shares authorized, none issued.                     --              --
   Class A common stock, one vote per share, par
    value $0.01 per share, 40,000,000 shares
    authorized; 18,189,995 and 8,102,047 shares
    issued and outstanding, respectively                     181,900          81,020
   Class B common stock, six votes per share,
    par value $0.01 per share, 4,000,000 shares
    authorized; 3,733,334 and 3,960,000 shares
    issued and outstanding, respectively,
    including 3,200,000 shares placed in escrow               37,334          39,600
   Additional paid-in capital                            112,037,882      42,587,712
   Accumulated deficit                                   (76,022,773)    (25,000,461)
                                                        ------------    ------------
           Total stockholders' equity                     36,234,343      17,707,871
                                                        ------------    ------------

           Total liabilities and stockholders' equity   $ 54,779,455    $ 25,307,490
                                                        ============    ============

See accompanying notes to financial statements.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                            Statements of Operations

                                                           YEARS ENDED OCTOBER 31,
                                                         -----------------------------
                                                             1997            1996
                                                         -------------   -------------
Revenue:
   Equipment sales                                     $  10,524,828  $    2,671,924
   Service income                                            575,881         313,478
                                                         -------------   -------------
                                                          11,100,709       2,985,402
                                                         -------------   -------------

Costs and expenses:
   Cost of equipment sales                                24,646,334       3,711,702
   Cost of service income                                    232,126         865,575
   Provision for doubtful accounts                           216,820       1,732,377
   Research and development expenses                       7,821,640       5,278,583
   Marketing and administrative expenses                  12,574,223       9,973,867
   Special charges                                        19,649,765       1,266,390
   Bad debt recoveries                                    (1,064,284)             --
                                                         -------------   -------------
                                                          64,076,624      22,828,494
                                                         -------------   -------------

           Operating loss                                 52,975,915      19,843,092

Other:
   Interest expense                                          (13,423)         (2,076)
   Interest income                                         2,170,675         578,267
   Other expense                                            (203,649)             --
                                                         -------------   -------------

           Net loss                                    $  51,022,312  $   19,266,901
                                                         =============   =============



Net loss per share of common stock                     $       (2.96) $        (3.11)
                                                         =============   =============


Weighted average shares outstanding                       17,216,961       6,198,366
                                                         =============   =============


See accompanying notes to financial statements.

                                        INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                                         Statements of Stockholders' Equity


                                                                     CLASS A                       CLASS B
                                                                   COMMON STOCK                  COMMON STOCK
                                                            --------------------------    --------------------------
                                                              SHARES          AMOUNT        SHARES          AMOUNT
                                                            ------------    ----------    ------------    ----------

Balance as of November 1, 1995                               3,220,000    $   32,200       4,000,000    $   40,000
Class A common stock issued pursuant to Class A
    warrant exercise offer                                   4,655,320        46,553              --            --
Class A common stock issued pursuant to Class A
    warrant call                                               112,020         1,120              --            --
Class A common stock issued under stock option plan
    for cash                                                     4,750            48              --            --
Class A common stock issued under stock option plan
    pursuant to cashless exercise option                        69,957           699              --            --
Warrants issued for services received (624,250
    warrants)                                                       --            --              --            --
Redemption of Class A warrants
Registration costs                                                  --            --              --            --
Automatic conversion of Class B shares to Class A
    shares upon sale to non-holder of Class B shares            40,000           400         (40,000)         (400)
Net loss                                                            --            --              --            --
                                                            ------------    ----------    ------------    ----------

Balance as of October 31, 1996                               8,102,047        81,020       3,960,000        39,600
Class A common stock issued for services received
    (60,000 shares)                                             60,000           600               --           --
Class A common stock issued pursuant to Class B
    warrant exercise offer                                   9,799,760        97,998               --           --
Registration costs                                                  --            --               --           --
Redemption of Class B warrants                                      --            --               --           --
Class A common stock issued under stock option plan
    pursuant to cashless exercise option                         1,522            16               --           --
Automatic conversion of Class B shares to Class A
    shares upon sale to non-holder of Class B shares           226,666         2,266        (226,666)       (2,266)
Net loss                                                            --            --               --           --
                                                            ------------    ----------    ------------    ----------

Balance as of October 31, 1997                              18,189,995    $  181,900       3,733,334    $   37,334
                                                            ============    ==========    ============    ==========

                                                                ADDITIONAL                              TOTAL
                                                                 PAID-IN          ACCUMULATED       STOCKHOLDERS'
                                                                 CAPITAL            DEFICIT             EQUITY
                                                              ---------------   ----------------    ---------------

Balance as of November 1, 1995                              $   14,230,432    $    (5,733,560)   $       8,569,072
Class A common stock issued pursuant to Class A
    warrant exercise offer                                      26,721,537                 --           26,768,090
Class A common stock issued pursuant to Class A
    warrant call                                                   783,020                 --              784,140
Class A common stock issued under stock option plan
    for cash                                                        36,640                 --               36,688
Class A common stock issued under stock option plan
    pursuant to cashless exercise option                           918,897                 --              919,596
Warrants issued for services received (624,250
    warrants)                                                    1,545,847                 --            1,545,847
Redemption of Class A warrants                                        (133)                --                 (133)
Registration costs                                              (1,648,528)                --           (1,648,528)
Automatic conversion of Class B shares to Class A
    shares upon sale to non-holder of Class B shares                    --                 --                   --
Net loss                                                                --        (19,266,901)         (19,266,901)
                                                              ---------------   ----------------    ---------------

Balance as of October 31, 1996                                  42,587,712        (25,000,461)          17,707,871
Class A common stock issued for services received
    (60,000 shares)                                                466,275                 --              466,875
Class A common stock issued pursuant to Class B
    warrant exercise offer                                      73,491,777                 --           73,589,775
Registration costs                                              (4,481,164)                --           (4,481,164)
Redemption of Class B warrants                                     (40,576)                --              (40,576)
Class A common stock issued under stock option plan
    pursuant to cashless exercise option                            13,858                 --               13,874
Automatic conversion of Class B shares to Class A
    shares upon sale to non-holder of Class B shares                    --                 --                   --
Net loss                                                                --        (51,022,312)         (51,022,312)
                                                              ---------------   ----------------    ---------------

Balance as of October 31, 1997                              $  112,037,882    $   (76,022,773)   $      36,234,343
                                                              ===============   ================    ===============

See accompanying notes to financial statements.

                                                        F-5

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                            Statements of Cash Flows

                                                           YEARS ENDED OCTOBER 31,
                                                         -----------------------------
                                                             1997            1996
                                                         -------------   -------------
Cash flows from operating activities:
   Net loss                                             $(51,022,312)   $(19,266,901)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                        1,815,779         544,569
      Expense recognized upon issuance of stock
       options, warrants and shares of Class A
       common stock                                          480,749       2,465,443
      Provision for doubtful accounts                        216,820       1,732,377
      Provision for inventory valuation                    8,297,933              --
      Special charges                                     19,649,765              --
      Loss on disposals of property and equipment            203,649              --
      Changes in assets and liabilities:
       Increase in accounts receivable                    (3,815,139)     (1,804,066)
       Decrease in allowance for doubtful accounts        (1,949,197)             --
       Increase in inventories                           (12,563,721)     (2,680,711)
       Decrease (increase) in prepaid expenses,
         other assets and deposits                           183,394        (765,836)
       Increase in accounts payable                        1,673,893       3,488,243
       Increase (decrease) in accrued liabilities and
         accrued maintenance costs                           (17,155)      1,017,101
       Increase in deferred revenue                        2,383,904              --
       Increase (decrease) in accrued severance costs       (567,500)        677,500
       Increase in accrued product warranties                836,667       1,671,045
                                                        ------------    ------------
           Net cash used in operating activities         (34,192,471)    (12,921,236)
                                                        ------------    ------------

Cash flows from investing activities:
   Maturities of investment securities                     6,810,275              --
   Purchases of investment securities                     (2,137,084)     (6,810,275)
   Purchases of property and equipment                   (10,341,561)     (3,508,983)
                                                        ------------    ------------
           Net cash used in investing activities          (5,668,370)    (10,319,258)
                                                        ------------    ------------

Cash flows from financing activities:
   Payments on capital lease obligations                     (53,085)             --
   Proceeds from issuance of common stock                 73,589,775      27,588,918
   Registration costs                                     (4,481,164)     (1,648,528)
   Redemption of Class A and Class B warrants                (40,576)           (133)
                                                        ------------    ------------
           Net cash provided by financing activities      69,014,950      25,940,257
                                                        ------------    ------------

           Net increase in cash and cash equivalents      29,154,109       2,699,763

Cash and cash equivalents at beginning of year             7,736,345       5,036,582
                                                        ------------    ------------

Cash and cash equivalents at end of year                $ 36,890,454    $  7,736,345
                                                        ============    ============

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                                                                      YEARS ENDED OCTOBER 31,
                                                               ----------------------------------
                                                                   1997                   1996
                                                               -------------           ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
   Cash paid for interest                                      $       13,423          $    2,076
                                                               ==============          ==========

NONCASH FINANCING ACTIVITIES:
   Capital lease obligations incurred                          $      210,678          $       --
                                                               ==============          ==========
   Issuance of stock under stock option plan pursuant
    to cashless exercise option                                $       13,874          $  919,596
                                                               ==============          ==========
   Issuance of stock for services received                     $      466,875          $       --
                                                               ==============          ==========
   Issuance of warrants for services received                  $           --          $1,545,847
                                                               ==============          ==========


See accompanying notes to financial statements.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                          Notes to Financial Statements

                            October 31, 1997 and 1996



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     DESCRIPTION OF BUSINESS AND FINANCIAL CONDITION

     Interactive Flight Technologies, Inc. (the Company or IFT) is engaged in the development, manufacturing and marketing of a computer-based in-flight entertainment network (entertainment network or shipsets) which provides aircraft passengers the opportunity to view movies, purchase goods and services, play computer games and, in certain cases where permitted by applicable law, gamble through an in-seat video touch screen.

     For the years ended October 31, 1997 and 1996, the Company had net losses of $51,022,312 and $19,266,901, respectively, and as of October 31, 1997, an accumulated deficit of $76,022,773. In addition, the Company currently has only one open order with Swissair and no orders in backlog. The Company believes that in the absence of orders from additional airlines, it will need to redirect some or all of its efforts into other business areas. However, the Company has not identified any specific areas for alternative business development to date. In spite of the current financial condition of the Company, it believes that it will be able to meet its financial obligations as they become due.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash and cash equivalents.

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

     INVENTORIES

     Inventories consisting principally of entertainment network components are stated at the lower of cost (first-in, first-out method) or market. Once a part has become an integral component identifiable to a specific contract, pursuant to which the Company will retain title to the entertainment network for a period of time after it becomes operational, it is transferred to shipsets under construction.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the underlying lease term or asset life.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

     Assets acquired under capital lease arrangements have been recorded at the present value of the future minimum lease payments and are being amortized on a straight line basis over the estimated useful life of the asset or lease term, whichever is shorter. Amortization of this equipment is included in depreciation and amortization expense.

     REVENUE RECOGNITION

     The Company's revenue derived from sales and installation of equipment is recognized upon installation and acceptance by the customer. Fees derived from servicing installed shipsets is recognized when earned, according to the terms of the service contract. Revenue pursuant to contracts that provide for revenue sharing with the airlines and/or others is recognized as cash is received in the amount of IFT's retained portion of the cash pursuant to the revenue sharing agreement.

     DEFERRED REVENUE

     Deferred revenue represents the gross margin on equipment sold to airlines prior to installation on an aircraft and advance billing of revenue allowed under contracts.

     RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred except for development costs required by a customer contract. Development costs incurred pursuant to contractual obligations are allocated to aircraft based on seat installations. These development costs are expensed as cost of goods sold upon installation of the complete aircraft and acceptance by the customer.

     WARRANTY COSTS

     The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold.

     INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     LOSS PER SHARE

     Loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Usually equivalent shares in the form of stock options or other common stock equivalents are included in the calculation only when the effects are dilutive. Primary and fully diluted earnings per share is presented when the difference between the methods is greater than 3%. However, pursuant to certain rules of the Securities and Exchange Commission, the calculation also includes equity securities, including options and warrants, issued within one year of an initial public offering with an issue price less than the initial public offering price, even if the effect is anti-dilutive. The treasury stock approach was used in determining the dilutive effect of such issuances. The computation of fully dilutive loss per share results in antidilution. Shares held in escrow are not treated as outstanding during any period.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

Stock-Based Compensation

In accordance with the provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees (APB 25)," the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant; accordingly, no compensation expense is recognized. As permitted, the Company has elected to adopt the pro forma disclosure provisions only of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." (SFAS No. 123). See Note 6.

Reclassifications

Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Additionally, such estimates and assumptions affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. This statement will not be effective for the Company until the fiscal quarter ending January 31, 1998 and will require presentation of basic earnings per share and diluted earnings per share, as defined in the statement.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of
Information about Capital Structure," to consolidate existing disclosure requirements. This new standard contains no change in disclosure requirements for the Company. It will be effective for the Company for the fiscal year ending October 31, 1998.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for the Company for the fiscal year ending October 31, 1999, is not currently anticipated to have a significant impact on the Company's financial statements based on the current financial structure and operations of the Company.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," to establish standards for reporting information about operating segments in annual financial statements, selected information about segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for the Company for the fiscal year ending October 31, 1999, may require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which may result in more detailed information in the notes to the Company's financial statements than is currently required and provided.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

(2)    ACCOUNTS RECEIVABLE

       Accounts receivable consists of the following as of October 31, 1997 and 1996:

                                                                      1997                1996
                                                                   ----------         -----------
            Trade accounts receivable                              $4,883,043         $ 1,838,979
            Due from vendor                                           771,075                --
                                                                   ----------         -----------
                                                                    5,654,118           1,838,979
            Less allowance for doubtful accounts (note 15)               --            (1,732,377)
                                                                   ----------         -----------

                   Accounts receivable, net                        $5,654,118         $   106,602
                                                                   ==========         ===========



(3)    INVENTORIES

       Inventories consist of the following as of October 31, 1997 and 1996:

                                                                         1997                1996
                                                                     ------------          ----------
            Raw materials                                            $  4,074,492          $3,554,656
            Work in process                                             4,828,173             176,228
            Finished goods                                              8,387,991             996,051
                                                                     ------------          ----------
                                                                       17,290,656           4,726,935
            Less allowance for inventory valuation (note 15)          (11,179,895)               --
                                                                     ------------          ----------

                   Inventories, net                                  $  6,110,761          $4,726,935
                                                                     ============          ==========



(4)    PROPERTY AND EQUIPMENT

       Property and equipment consist of the following as of October 31, 1997 and 1996:

                                                                 1997                 1996
                                                             ------------          -----------
            Leasehold improvements                           $    472,901          $   375,708
            Purchased software                                    274,617              245,710
            Furniture                                             526,900              214,366
            Equipment                                           2,744,073            1,904,644
            Shipsets and shipsets under construction            8,496,431            2,370,873
                                                             ------------          -----------
                                                               12,514,922            5,111,301
            Less accumulated depreciation (note 12)            (9,555,383)            (451,801)
                                                             ------------          -----------

               Property and equipment, net                   $  2,959,539          $ 4,659,500
                                                             ============          ===========

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       During the year ended October 31, 1997, the Company recorded equipment write-downs of $1,518,952 which are included in special charges on the statements of operations. The write-downs principally related to a system integration lab utilized in software development and testing. The lab equipment will not be utilized in the Company's future operations. Additionally, as of October 31, 1997, shipsets and shipsets under construction were fully reserved.
       See Note 12.


(5)    ACCRUED LIABILITIES

       Accrued liabilities consist of the following as of October 31, 1997 and 1996:

                                                                 1997                   1996
                                                            ---------------       ---------------
            Accrued development costs                           $2,534,689            $     --
            Accrued commissions                                    303,321               792,071
            Due to related parties                                    --                  69,240
            Due to officers, directors and employees                 6,576                25,840
            Other accrued expenses                               1,403,636               289,983
                                                                ----------            ----------

                   Accrued liabilities                          $4,248,222            $1,177,134
                                                                ==========            ==========



(6)    STOCK OPTION PLAN

       In October 1994, the Company adopted a Stock Option Plan (the 1994 Plan) which provides for the issuance of both incentive and nonqualified stock options to acquire up to 600,000 shares of the Company's Class A common stock. In November 1996, the Company amended and restated the 1994 Plan to increase the maximum shares that may be issued and sold under the plan to 2,400,000. The Company has granted options to purchase stock to various parties. All options were issued at a price equal to or greater than the market price of the Company's common stock at the date immediately prior to the grant and have a term of ten years. Options generally become exercisable after one to three years at the discretion of the Board of Directors. No further options will be granted under this plan.

       In June 1997, the Company established a 1997 Stock Option Plan (the 1997
       Plan). Options exercisable for a total of 1,500,000 shares of the Company's Class A common stock are issuable under the 1997 Plan. The 1997 Plan is administered by the Board of Directors of the Company (or a committee of the Board) which determines the terms of options granted under the 1997 Plan, including the exercise price and the number of shares subject to the option. The 1997 Plan provides the Board of Directors with the discretion to determine when options granted thereunder shall become exercisable. During fiscal 1997, 99,500 stock options with up to a three year vesting period were granted at exercise prices ranging from $1.12 to $6.75. As of October 31, 1997, 1,400,500 stock options under the 1997 Plan remained available for grant.

       In accordance with the provisions of APB 25, the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant, so no compensation expense is recognized. As permitted, the Company has elected to adopt the disclosure provisions only of SFAS No. 123.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share on a pro forma basis would be as indicated below:

                                                     Years ended October 31,
                                                 1997                        1996
                                          ----------------              --------------
              Net loss:
                As reported               $    (51,022,312)             $  (19,266,901)
                                          ================              ==============
                Pro forma                 $    (53,486,930)             $  (21,122,525)
                                          ================              ==============

              Net loss per share:
                 As reported               $          (2.96)             $        (3.11)
                                           ================              ==============
                 Pro forma                 $          (3.11)             $        (3.41)
                                           ================              ==============


       Pro forma net losses reflect only options granted in fiscal 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to November 1995 are not considered under SFAS No. 123.

       For purposes of the SFAS No. 123 pro forma net loss and net loss per share calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996:

                                                      Years ended October 31,
                                                    1997                   1996
                                               -------------          -------------
              Dividend yield                           0%                     0%
              Expected volatility                  71.62%                 71.62%
              Risk free interest rate               6.12%                  6.11%
              Expected lives                   5.0 years              3.0 years

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       Activity related to the stock option plans is summarized below:

                                        Year ended October 31, 1997               Year ended October 31, 1996
                                   --------------------------------------    --------------------------------------
                                                        Weighted Average                              Weighted
                                                         Exercise Price                               Average
                                   Number of Shares                          Number of Shares      Exercise Price
                                   -----------------    -----------------    -----------------    -----------------
Balance at the beginning
  of year                              1,604,700             $ 9.81               243,750             $ 4.91
Granted                                  846,700               7.44             1,529,500              10.21
Exercised                                 (8,950)              7.24              (124,300)              5.54
Expired                                 (310,300)              7.94               (44,250)              8.69
                                      ----------                               ----------
Balance at the end of year             2,132,150               8.05             1,604,700               9.81
                                      ==========                               ==========
Exercisable at the end of
  year                                 1,406,783               8.16               414,700               8.36
                                      ==========                               ==========
Weighted-average fair
  value of options granted
  during the year                     $     4.68                                   $ 5.43
                                      ==========                               ==========


       The following table summarizes the status of outstanding stock options as of October 31, 1997:

                                                         Options Outstanding                           Options Exercisable
                                          -----------------------------------------------------  -----------------------------------
                                                              Weighted
                                                               Average           Weighted                             Weighted
                                            Number of         Remaining           Average          Number of           Average
                                             Options       Contractual Life   Exercise Price        Options        Exercise Price
          Range of Exercise Prices         Outstanding                                            Exercisable
                                         ----------------  ----------------   ----------------  ----------------   ----------------
              $1.12 -  $4.50                    174,500      8.32 years         $       4.29            118,000     $        4.43
              $5.00 -  $7.94                    104,400            9.00                 6.70             22,200              5.43
              $8.00                           1,452,750            8.08                 8.00            969,583              8.00
              $9.62 - $14.38                    400,500            8.71                10.25            297,000             10.38
                                         --------------                                           -------------
              $1.12 - $14.38                  2,132,150            8.27                 8.05          1,406,783              8.16
                                         ==============                                           =============


       At the discretion of the Board of Directors, the Company may allow optionees to elect to receive shares equal to the market value of the option, in lieu of delivery of the exercise price in cash. The market value of the shares issued is charged to compensation expense. As a result of optionees selecting this exercise option, only 1,522 and 74,707 shares of stock were issued upon the exercise of 8,850 and 124,300 options during the fiscal years ended October 31, 1997 and 1996, respectively. Compensation expense of $13,874 and $919,596 is included in the accompanying statements of operations for the years ended October 31, 1997 and 1996, respectively.

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.

(7)    BENEFIT PLAN

       The Company has adopted a defined contribution benefit plan that complies with section 401(k) of the Internal Revenue Code and provides for discretionary Company contributions. Employees who complete three months of service are eligible to participate in the Plan. The Company did not make any contributions to the Plan for the years ended October 31, 1997 or 1996.


(8)    STOCKHOLDERS' EQUITY

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

       ESCROW SHARES

       As a condition of the Company's initial public offering in March 1995, the underwriter required that an aggregate of 3,200,000 shares of the Company's Class B common stock be designated as escrow shares. The escrow shares are not assignable or transferable until certain earnings or market price criteria have been met. If the conditions are not met by January 31, 1999, such shares will be canceled and contributed to the Company's capital.

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

       The shares will also be released under certain circumstances if the Company is acquired or merged.

       As restrictions on such shares are removed, they will be accounted for as issued for services rendered and the fair value of such shares will be charged to operations as compensation expense.

       WARRANTS

       The following table summarizes warrant activity for the years ended October 31, 1997 and 1996:

                                           CLASS A           CLASS B           CLASS C           CLASS D            CLASS E
                                        ---------------  -----------------  ---------------   ---------------  ------------------
            Outstanding as of
              November 1, 1995               4,770,000         3,220,000                --                --               --
              Issued in connection
                with sales contract                 --           294,250           165,000           165,000               --
              Exercise of Class A
                warrants                    (4,767,340)        7,095,196                --                --               --
              Redemption of Class A
                warrants                        (2,660)               --                --                --               --
                                        ---------------  -----------------  ---------------   ---------------  ------------------
            Outstanding as of October
              31, 1996                              --        10,609,446           165,000           165,000               --
              Issued in connection
                with advisory
                services                            --               --                 --                --          150,000
              Issued in connection
                with amendment of
                license agreement                   --               --                 --                --           50,000
              Exercise of Class B
                warrants                            --        (9,799,760)               --                --               --
              Redemption of Class B
                warrants                            --          (809,686)               --                --               --
                                        ---------------  -----------------  ---------------   ---------------  ------------------
            Outstanding as of October
              31, 1997                              --               --            165,000           165,000          200,000
                                        ===============  =================  ===============   ===============  ==================

            Exercise price            $          7.00  $           9.75   $          11.00 $           14.00 $           8.00
                                        ===============  =================  ===============   ===============  ==================


       Each Class A warrant entitled the holder to one share of Class A common stock and one Class B warrant. Each Class B, Class C, Class D and Class E warrant entitles the holder to one share of Class A common stock. All outstanding warrants were exercisable as of October 31, 1997.

       On April 12, 1996, the Company offered to the holders of its Class A warrants to reduce the exercise price of the Class A warrants to $5.75 per share from $7.00 per share and to issue an extra one-half Class B warrant (in addition to one share of Class A common stock and one Class B warrant regularly issuable upon the exercise of each Class A warrant) upon the exercise of each Class A warrant exercised by May 17, 1996. As a result of this offer, 4,655,320 shares of Class A common stock and 6,983,176 Class B warrants were issued upon the exercise of 4,655,320 Class A warrants, yielding net proceeds of approximately $25,160,000, net of commissions and expenses approximating $1,609,000. On June 25, 1996, the Company notified the remaining Class A warrant holders of its intent to call all outstanding Class A warrants for redemption on July 25, 1996. As a result, 112,020 Class A warrants were exercised, resulting in the issuance of 112,020 shares of Class A common stock and Class B warrants and net proceeds of approximately $744,000, net of commissions and expenses approximating $40,000. The remaining 2,660 Class A warrants were redeemed at $.05 per warrant.

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       On November 22, 1996, the Company offered to the holders of its Class B warrants to reduce the exercise price of the Class B warrants to $7.50 per share from $9.75 per share upon the exercise of each Class B warrant exercised by December 24, 1996. As a result of this offer, 9,799,760 shares of Class A common stock were issued upon the exercise of 9,799,760 Class B warrants, yielding net proceeds of approximately $69,100,000, net of commissions and expenses approximating $4,480,000. Previously on October 23, 1996, the Company had notified the remaining Class B warrant holders of its intent to call all outstanding Class B warrants for redemption on January 17, 1997. The Company redeemed 809,686 Class B warrants at $.05 per warrant.

       In April and May 1996, the Company issued stock purchase warrants to purchase 624,250 shares of Class A common stock at various exercise prices (see above schedule) in connection with an agreement with Banner Aerospace to provide logistical support to enhance the Company's chances of obtaining business with a major European airline, resulting in a $1,545,847 charge in the statement of operations for the year ended October 31, 1996.

       In November 1996, the Company issued stock purchase warrants to purchase 150,000 shares of Class A common stock at $9.875 per share to Houlihan Lokey Howard & Zukin in exchange for advisory services. The exercise period of the warrants expires in November 2001. On January 6, 1997, the Company lowered the exercise price of the stock purchase warrants to $8 per share, such price being the trading price of the Class A common stock at the close of the previous business day.

       In November 1996, the Company issued stock purchase warrants to purchase 50,000 shares of Class A common stock at $10.75 per share in connection with the amendment and restatement of a License Agreement with FortuNet. The exercise period of the warrants expires in November 2001. On January 6, 1997, the Company lowered the exercise price of the stock purchase warrants to $8 per share, such price being the trading price of the Class A common stock at the close of the previous business day.

       UNIT PURCHASE OPTIONS

       In conjunction with the Company's initial public offering in March 1995, the Company agreed to sell to the underwriter and its designees, for nominal consideration, a unit purchase option to purchase up to 280,000 units. Each unit consists of one share of Class A common stock, one redeemable Class A warrant and one redeemable Class B warrant. The warrants are not subject to redemption by the Company unless, on the redemption date, the unit purchase option has been exercised and the underlying warrants are outstanding. The unit purchase option is exercisable during the four-year period commencing one year from the date of the initial public offering at an exercise price of $6.00 per unit, subject to certain events.


(9)    INCOME TAXES

       Income tax benefit differed from the amounts computed by applying the U.S. Federal corporate income tax rate of 34% to net loss as a result of the following:

                                                                                1997                   1996
                                                                         -------------------    -------------------

        Computed expected tax benefit                                 $        17,347,586    $         6,550,746
        Change in valuation allowance                                         (17,328,254)            (6,544,334)
        Other nondeductible expense                                               (19,332)                (6,412)
                                                                         -------------------    -------------------

                                                                      $                 --    $                 --
                                                                         ===================    ===================

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                                                1997                   1996
                                                                         -------------------    -------------------
        Deferred tax assets:
            Net operating loss carryforward                           $        13,014,307    $         4,925,697
            Depreciation                                                        3,088,482                 12,457
            Deferred start-up costs                                             1,159,948              1,281,599
            Accrued product warranty costs                                      1,567,634                568,155
            Issuance of stock options and warrants                                866,879                548,963
            Allowance for inventory valuation                                   3,801,164                     --
            Accrued liabilities                                                 1,299,329                     --
            Deferred revenue                                                      810,527                     --
            Allowance for doubtful accounts                                            --                589,008
            Other                                                                 205,261                559,398
                                                                         -------------------    -------------------
                                                                               25,813,531              8,485,277
        Less valuation allowance                                              (25,813,531)            (8,485,277)
                                                                         -------------------    -------------------

                      Net deferred tax asset                          $                --    $                --
                                                                         ===================    ===================


       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management has provided a valuation allowance for 100% of the deferred tax assets as the likelihood of realization cannot be determined. As of October 31, 1997, the Company has a net operating loss
       (NOL) carryforward for federal income tax purposes of approximately $38,280,000, which begins to expire in 2009, and a research and experimentation tax credit of approximately $457,000. The Company likely underwent a change in ownership in accordance with Internal Revenue Code
       Section 382, the effect of which has not yet been determined by the Company. This change would effect the timing of the utilization of the NOL, as well as the amount of the NOL which may ultimately be utilized.


(10)   RELATED PARTY TRANSACTIONS

       The Company has an Intellectual Property License and Support Services Agreement (the License Agreement) for its core system technology for airline use from FortuNet, Inc. (FortuNet). FortuNet is owned by a principal stockholder of the Company. The License Agreement provides for an annual license fee of $100,000 commencing in October 1994 and continuing for so long as the Company owns current and future rights that remain unexpired, valid and enforceable. In November 1996, the License Agreement was amended and restated to expand the field of use of the license and to provide for additional consideration in the form of stock purchase warrants to purchase 50,000 shares of Class A common stock exercisable for a five-year period at an exercise price of $8.00. The Company paid FortuNet $100,000 during each of the years ended October 31, 1997 and 1996.

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       Concurrent with the License Agreement, the Company entered into a consulting agreement with Yuri Itkis, a related party who is a principal stockholder and previous director of the Company and sole stockholder of FortuNet. In November 1996, the consulting agreement was terminated. The Company paid Yuri Itkis $100,000 during the year ended October 31, 1996 pursuant to the terms of the consulting agreement.

       The Company had a letter agreement dated May 28, 1996 with a specialty investment-banking firm (the Firm) to act as the Company's financial advisor. The senior managing director of this Firm is also a previous director of the Company. The terms of the agreement called for a $50,000 non-refundable retainer fee upon execution of the agreement and additional retainer fees of $20,000 per month through December 31, 1997. In the event that certain specified transactions occurred, to which the Firm had advised the Company, the Firm was to be paid 1% of the first $100,000,000 of the aggregate consideration and .75% of all consideration in excess of $100,000,000. The Company paid the Firm $811,687 and $169,190 during the years ended October 31, 1997 and 1996, respectively. Additionally, in November 1996, the Company issued stock purchase warrants to purchase 150,000 shares of Class A common stock exercisable for a five-year period at an exercise price of $8.00.

       The Company had a consulting agreement with Worldwide Associates (Worldwide) to perform various consulting services. The chairman and president of Worldwide is also a previous director of the Company. The terms of the agreement called for annual consulting fees of $50,000 and a fee equal to 1% of gross revenues received by the Company pursuant to contracts obtained through significant advice or assistance provided by Worldwide. The Company paid Worldwide $56,063 and $41,667 during the years ended October 31, 1997 and 1996, respectively.

       In January 1997, the Company issued 60,000 unregistered shares of Class A common stock to Hyatt Ventures, Inc. (Hyatt) in connection with Hyatt acting as a guarantor on behalf of the Company in certain contract negotiations. The president of Hyatt is also a previous director of the Company. As a result of the stock issuance, a charge of $466,875 is included in the statement of operations for the year ended October 31, 1997.

       During the year ended October 31, 1996, the Company executed severance agreements with three former officers pursuant to which the Company will pay severance of $752,500 over a three-year period. As of October 31, 1997, $110,000 remains to be paid under these agreements. The severance expense is included as a special charge in the accompanying statement of operations for the year ended October 31, 1996.

       As consideration for services rendered in connection with obtaining additional sources of financing, a certain director received $100,000 in cash during the year ended October 31, 1996.

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.

(11)   COMMITMENTS AND CONTINGENCIES

       STOCKHOLDERS' AGREEMENT

       In October 1994, the Company entered into a stockholders' agreement with principal stockholders covering certain corporate governance matters. The agreement was amended and restated in November 1996 to include Hyatt Ventures, Inc. On November 10, 1997, the agreement was amended again to terminate Hyatt Ventures, Inc.'s rights. The agreement provides for among other matters, prior consent for any future issuance of Class A common stock under certain conditions, rights for nomination of directors by each group of the principal stockholders, a right of first refusal to purchase any shares of a principal stockholder offering to sell and not to compete with the Company while being a stockholder of the Company and for a period of three years thereafter.

       LEASE OBLIGATIONS

       The Company leases office space and furniture under operating and capital leases that expire at various dates through August 1999. The future minimum lease commitments under these leases are payable as follows:

                                                                                                   OPERATING LEASES
                                                                             CAPITAL LEASES
                                                                           --------------------   -------------------
                   YEAR ENDING OCTOBER 31:
                         1998                                           $            92,878    $           778,514
                         1999                                                        80,548                280,336
                                                                           --------------------   -------------------

                   Total minimum lease payments                                     173,426    $         1,058,850
                                                                                                  ===================
                   Less amount representing interest                                (15,833)
                                                                           --------------------
                   Present value of net minimum lease payments                      157,593
                   Less current maturities                                           80,753
                                                                           --------------------

                   Capital lease obligations                            $            76,840
                                                                           ====================

       Rental expense under operating leases totaled $920,412 and $398,250 for the years ended October 31, 1997 and 1996, respectively.

       Amounts capitalized under capital lease agreements are as follows:

                                                                               OCTOBER 31,
                                                                                  1997
                                                                           --------------------

                         Furniture                                      $           302,085
                         Less accumulated amortization                              (83,334)
                                                                           --------------------

                                                                        $           218,751
                                                                           ====================

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       LAWSUIT

       On October 25, 1996, the Company settled a lawsuit in which an individual who performed certain services for the Company and with whom the Company had been engaged in negotiations to become an officer of the Company claimed breach of an alleged contract and wrongful discharge. The terms of the settlement required the Company to pay the plaintiff $54,885 over nine months and issue an option to purchase 5,800 shares of Class A common stock at a exercise price of $4.40 per share. As a result, $93,890 is included as a special charge in the accompanying statement of operations for the year ended October 31, 1996.

       SALES REPRESENTATIVE AGREEMENT

       As of October 31, 1997, the Company has an agreement with a non-affiliated sales representative in a foreign country to market and promote the Company's product and to assist in negotiations with airlines. The agreement provides for a commission equal to 15% of the purchase price and expires in September 1998. No sales were consummated under this agreement during the year ended October 31, 1997.

       SALES REPRESENTATIVE TERMINATION AGREEMENT

       On November 2, 1996, the Company entered into a termination agreement with Starlite Aviation Services, a sales representative for the Company. The terms of the termination agreement provided for the payment of $210,000 immediately, $210,000 upon the closing of the Class B Warrant Exercise Offer, and an additional $286,929 upon the installations of the entertainment network pursuant to certain contracts. Termination expense totaling $420,000 is included as a special charge in the accompanying statement of operations for the year ended October 31, 1996.

       STRATEGIC ALLIANCE AGREEMENT

       In November 1996, the Company executed a Strategic Alliance Agreement (Alliance Agreement) to form a strategic alliance with Hyatt Ventures, Inc. (Hyatt), an affiliate of Hyatt Corporation. Under the terms of the Alliance Agreement, Hyatt, directly and through certain of its affiliates, agreed to use its best commercial efforts to assist the Company in advancing the Company's business with respect to the entertainment network. The Alliance Agreement was terminated in November 1997 as a result of changing market conditions. No sale transactions were completed by the Company as a result of Hyatt's efforts, and accordingly, no warrants were earned by Hyatt and no joint ventures were commenced. Hyatt did receive 60,000 shares of Class A Common Stock as a result of executing an agreement which was necessary in order for the Company to participate in a bid process with Qantas. The Company did not receive a contract from Qantas as a result of that bid process. Concurrent with the termination of the Alliance Agreement, four members of the Company's Board of Directors resigned.

       SALES COMMITMENTS

       The Company has entered into sales contracts with three airlines, Schweizerische Luftverkehr AG (Swissair), Debonair Airways, Ltd. (Debonair) and Alitalia Airlines, S.p.A. (Alitalia) for the manufacture and installation of its in-flight entertainment network, and to provide hardware and software upgrades, as defined in the agreements.

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       Pursuant to an agreement with Swissair, Swissair will purchase shipsets for the first and business class sections of sixteen aircraft for an average of $1.7 million per aircraft. Included in the purchase price is material, installation, maintenance through September 1998, one-year warranty and upgrade costs for the sixteen aircraft. As of October 31, 1997, the Company had completed installations of the entertainment network on nine of these aircraft. The agreement also requires the Company to install the entertainment network in the first, business and economy class sections of an additional three aircraft, at no charge to Swissair. The Company is responsible for all costs including entertainment network components, installation and maintenance through September 1998 for the three aircraft. As of October 31, 1997, the Company had completed installations of the entertainment network on two of these aircraft. Title to each of these three shipsets will be transferred to Swissair after the shipsets have been installed and operating for one year. The estimated material, installation, maintenance and one-year warranty and upgrade costs for these three shipsets of $14,292,404 is included in the accompanying statement of operations as a special charge for the year ended October 31, 1997. The Swissair agreement also subjects the Company to certain penalties, which could be substantial, if the entertainment networks do not meet certain operational reliability criteria.

       The Company's agreement with Swissair and an agreement with Interkantonale Landeslotterie, a Swiss non-profit organization which organizes lotteries in Switzerland (ILL), provides for all revenues generated by the casino-gaming features of the nineteen Swissair entertainment networks to be split between the Company, Swissair and ILL. Pursuant to the agreements, all net gaming profits are to be divided between the three parties with 4% being paid to the ILL and the remaining 96% being divided between the Company and Swissair based on a priority of expenses. No gaming profits were distributed in fiscal 1997 or 1996.

       The Company also has a Media Programming Services Agreement with Swissair. Pursuant to the agreement, the Company may bill Swissair for costs incurred related to the supply of program material and other entertainment programming costs. Swissair receives all entertainment programming revenues generated by the entertainment networks installed on the nineteen aircraft. Under the terms of the agreement, the Company and Swissair will receive 60% and 40%, respectively, of all advertising revenue from the entertainment networks. Additionally, shopping revenues generated by the entertainment networks will be divided 40% to the Company and 60% to Swissair. No advertising or shopping revenues were distributed in fiscal 1997 or 1996.

       Pursuant to an agreement with Debonair, the Company was to manufacture, install, operate, and maintain the entertainment network on six Debonair aircraft for a period of eight years from installation. As long as Debonair utilized the casino gaming features of the shipsets, payment of the purchase price of these shipsets was to be made solely through a revenue-sharing agreement. In August 1997, the Company completed the installation of the shipset on one Debonair aircraft. After evaluating the operating results of this shipset, the Company determined that the revenue-sharing arrangement did not provide sufficient revenue to justify the cost of installing entertainment networks on five additional Debonair aircraft. As a result, the Company will not proceed with additional installations on Debonair aircraft and has stopped supporting and operating the shipset installed on the first aircraft as of October 31, 1997. Included in the accompanying statement of operations for the year ended October 31, 1997 are special charges of $956,447 for the cost of the first completed shipset and $2,881,962 to reserve for all inventory related to the Debonair program.

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.

       Pursuant to an agreement with Alitalia, the Company delivered five first generation shipsets for installation on Alitalia aircraft during fiscal 1996. The agreement required the Company to perform maintenance, repair, overhaul and modifications of the entertainment network, as needed, at no charge to Alitalia for a period of five years from acceptance by Alitalia. Also, for a period of eight years from installation, all upgrades in the basic entertainment network that may be developed by the Company were to be provided to Alitalia free of charge. However, Alitalia installed only four of the five shipsets and did not purchase sufficient spare parts to support continued operation of the entertainment networks. Alitalia has notified the Company that it does not intend to continue operation of the shipsets, and the Company has indicated that it will not support the shipsets because of the actions of Alitalia. As of October 31, 1997, the Company has accrued for estimated product warranty costs that were to be incurred under the original agreement.

       PURCHASE COMMITMENTS

       As of October 31, 1997, the Company had approximately $9,100,000 of purchase commitments with various vendors in anticipation of the fulfillment of the Company's sales commitments.


(12)   SPECIAL CHARGES

       Pursuant to an agreement with Swissair, the Company agreed to install the entertainment network in the first, business and economy class sections of three Swissair aircraft at no charge. The Company is responsible for all costs including material costs, installation and maintenance of the entertainment networks through September 1998. The Company also provided a one-year warranty and agreed to upgrade the shipsets to the next generation of software currently being developed by the Company at no charge. The estimated costs for these three shipsets of $14,292,404 is included as a special charge in the accompanying statement of operations for the fiscal year ended October 31, 1997.

       Pursuant to an agreement with Debonair, the Company installed an entertainment network on one Debonair aircraft. The payment of the purchase price for the entertainment network was to be made solely through a revenue-sharing agreement. After evaluating the operating results of the entertainment network, the Company determined that the revenue-sharing arrangement did not provide sufficient revenue to justify the operation of the shipset. Therefore, the Company, in effect, provided this entertainment network to Debonair at no charge. The Company has stopped supporting and operating the shipset and will not proceed with further installations under the Debonair agreement. Included in the accompanying statement of operations for the year ended October 31, 1997 are special charges of $956,447 for the cost of the first completed shipset and $2,881,962 to reserve for all inventory related to the Debonair program.

       In connection with these current agreements with Swissair and Debonair and the absence of any new entertainment network orders for the Company, a system integration lab write-down of $1,518,952 was recorded as a special charge during fiscal 1997.

       The Company expects to expend cash of approximately $5.4 million related to these special charges during the year ended October 31, 1998.

       Severance expense of $752,500 is included as a special charge in the accompanying statement of operations for the year ended October 31, 1996 as a result of severance agreements executed with three former officers of the Company. Additionally, a legal settlement of $93,890 and payments under a sales representative termination agreement of $420,000 were recorded as a special charge during the year ended October 31, 1996. See
       Note 11.

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.

(13)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amount.

       The carrying amount of cash and cash equivalents approximates fair value because their maturity is generally less than three months. The fair value of investment securities is approximately $2,137,259. The carrying amount of accounts receivable, accounts payable and accrued expenses approximate fair value as they are expected to be collected or paid within ninety days of year-end. The fair value of capital lease obligations approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.


(14)   RISK RELATED TO CONCENTRATION IN THE VOLUME OF BUSINESS

       Sales of entertainment networks by the Company are typically made to a relatively few number of customers. This concentration of business among a few customers exposes the Company to significant risk. For the year ended October 31, 1997, one customer accounted for 95% of the Company's sales and outstanding accounts receivable from this customer was approximately $4,900,000. For the year ended October 31, 1996, one customer accounted for 90% of the Company's sales and outstanding accounts receivable from this customer was approximately $1,800,000.


(15)   SUPPLEMENTAL FINANCIAL INFORMATION

       A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended October 31, 1997 and 1996 are as follows:

                                                BALANCE AT                                                          BALANCE AT
                                               BEGINNING OF                                                           END OF
                                                   YEAR             ADDITIONS              DEDUCTIONS                  YEAR
                                              ---------------    ----------------        ----------------         ----------------
          ALLOWANCES FOR DOUBTFUL
              ACCOUNTS:
              Year ended October 31, 1997  $       1,732,377    $       216,820        $     1,949,197   (1)     $            --
                                              ===============    ================        ================         ================
              Year ended October 31, 1996  $              --    $     1,732,377        $            --           $      1,732,377
                                              ===============    ================        ================         ================

          ALLOWANCES FOR INVENTORY
                VALUATION:
              Year ended October 31, 1997  $              --    $    11,179,895  (2)   $            --           $     11,179,895
                                              ===============    ================        ================         ================

              Year ended October 31, 1996  $              --    $            --        $            --           $             --
                                              ===============    ================        ================         ================

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.

        (1) A 1997 bad debt recovery of $1,064,284, related to the $1,949,197 in deductions to the 1997 allowances for doubtful accounts, was included in the statements of operations.

        (2) Special charges in 1997 included $2,881,962 related to the $11,179,895 in additions to allowances for inventory valuation.


(16)   SUBSEQUENT EVENT

       On December 17, 1997, the Board of Directors authorized the Company to repurchase shares of its Class A Common Stock on the open market. As of January 20, 1998, the Company had repurchased 264,000 shares at prices ranging from $0.75 to $1.00 per share.