Form 10KSB40/A
period 1997-10-31
INTERACTIVE FLIGHT TECHNOLOGIES INC
filed 1998-02-27
CIK 932021

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

         Securities registered under Section 12(g) of the Exchange Act:
                                                     Name of Each Exchange
            Title of Each Class                      on Which Registered
           --------------------                      ---------------------
Class A Common Stock, $0.01 par value per share       Nasdaq National Market

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes [X]                     No[ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for the fiscal year ended October 31, 1997 were $11,100,709.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on January 20, 1998 was approximately $23,500,000, based on the closing sales price of the Class A Common Stock on such date as reported by the Nasdaq National Market.

         The number of shares outstanding of each of the Issuer's classes of common equity, as of January 20, 1998 was: 18,113,737 shares of Class A Common Stock, $0.01 par value, and 3,733,334 shares of Class B Common Stock, $0.01 par value.



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

                                   Yes [ ] No [X]

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                         ANNUAL REPORT ON FORM 10-KSB/A

                       FISCAL YEAR ENDED OCTOBER 31, 1997

                                                                                                               PAGE
                                                                                                               ----
PART I .........................................................................................................  *
         ITEM 1  --  Description of Business....................................................................  *
         ITEM 2  --  Description of Property....................................................................  *
         ITEM 3  --  Legal Proceedings..........................................................................  *
         ITEM 4  --  Submission of Matters to a Vote of Security Holders........................................  *

PART II ........................................................................................................  *
         ITEM 5  --  Market for Common Equity and Related Stockholder Matters...................................  *
         ITEM 6  --  Management's Discussion and Analysis of Financial Condition and Results of
                     Operations.................................................................................  *
         ITEM 7  --  Financial Statements.......................................................................  *
         ITEM 8  --  Changes In and Disagreements With Accountants on Accounting and Financial
                     Disclosure.................................................................................  *

PART III .......................................................................................................  1
         ITEM 9  --  Directors, Executive Officers, Promoters and Control Persons; Compliance with
                     Section 16(A) of the Exchange Act..........................................................  1
         ITEM 10 --  Executive Compensation.....................................................................  3
         ITEM 11 --  Security Ownership of Certain Beneficial Owners and Management.............................  8
         ITEM 12 --  Certain Relationships and Related Transactions.............................................  9
         ITEM 13 --  Exhibits and Reports on Form 8-K...........................................................  *

SIGNATURES...................................................................................................... 13


--------------------

*  Previously Filed

                                    PART III

ITEM 9 -- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names, ages and current positions with the Company of the directors and executive officers of the Company:

              NAME                 AGE                    POSITION
              ----                 ---                    --------

Michail Itkis                       34    Chief Executive Officer and Chairman of the Board
                                            of Directors
Thomas M. Metzler                   53    President, Chief Operating Officer and Director
John W. Alderfer                    53    Vice President -- Chief Financial Officer,
                                            Secretary, Treasurer and Director
Robert C. Hooper, Jr.               62    Vice President -- Sales and Marketing

         MICHAIL ITKIS has been the Chief Executive Officer and a director of the Company since October 1994. Prior thereto, from January 1990, Mr. Itkis served as the director of product development of FortuNet, Inc. ("FortuNet"), a licensed gaming equipment manufacturer which distributes video gaming networks to casinos and other gaming establishments. The Company has an exclusive license from FortuNet for gaming technology. From May 1989 to November 1989, Mr. Itkis was project engineer for Computer Sciences Corp., a software development firm, and, from July 1985 to May 1989, was project engineer for TRW, Inc., a company engaged in defense system design.

         THOMAS M. METZLER has been the President and Chief Operating Officer of the Company since November 1996 and a director of the Company since June 1997. Prior thereto, from 1967 to 1996, Mr. Metzler served in various capacities with AMR Corporation, the parent company of American Airlines and AMR Services (a $500 million international diversified airline services company). Mr. Metzler's positions with AMR Corporation included, most recently, that of President and Chief Executive Officer of AMR Services. Mr. Metzler holds a Bachelor of Business Administration degree from the Adelphi University and attended the Advanced Management Program at the Harvard Business School.

         JOHN W. ALDERFER has served as the Company's Vice President -- Chief Financial Officer since September 1996 and a director of the Company since December 1997. Prior to joining the Company, from September 1990 through September 1996, Mr. Alderfer served as the Senior Vice President, Treasurer and Chief Financial Officer of Alliance Gaming Corporation, a publicly-traded diversified gaming company which operates various casinos and also engages in gaming equipment manufacturing and distribution. From 1989 to 1990, Mr. Alderfer served as the Chief Financial Officer of The Bicycle Club -- a Los Angeles based California card club. From 1971 to 1989, Mr. Alderfer served in various financial capacities with the Summa Corporation, the Howard R. Hughes Estate Businesses, which operated numerous gaming establishments in Las Vegas and Reno. From 1966 to 1971, he was employed as a certified public accountant by Deloitte & Touche (then known as Haskins & Sells). Mr. Alderfer received his Bachelor of Science in Business Administration with an accounting major from Texas Tech University in 1966 and is a certified public accountant.

         ROBERT C. HOOPER, JR. has served as the Company's Vice President -- Sales and Marketing since January 1997. From June 1994 through November 1996, Mr. Hooper acted as Vice President of Industry Marketing & Business Development for Stratus Computer, Inc., a system and software manufacturer. From 1992 to 1994, Mr. Hooper served as Vice President -- Marketing and Product Planning for American Airlines (AMRIS, Transportation Automation Services), a subsidiary of AMR Corporation. From 1989 to

1992, Mr. Hooper served as Vice President -- Marketing and Sales and Vice President -- Airline Marketing of British Airways. From 1960 to 1989, Mr. Hooper held various positions with International Business Machines Corp. including, most recently, that of Director of International Airline Marketing. Mr. Hooper holds a Bachelor of Arts degree from the University of Rochester and attended the Financial Management for Senior Executives program of the Harvard Business School.

         Directors serve until the next annual meeting or until their successors are elected and qualified, subject to the provisions of a stockholders' agreement. See "Item 12 - Certain Relationships and Related Transactions." Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment.

MEETINGS OF THE BOARD OF DIRECTORS

         The business affairs of the Company are managed under the direction of the Board of Directors. Members of the Board are kept informed through various reports and documents sent to them, through operating and financial reports routinely presented at Board and committee meetings by Michail Itkis, as the Chairman of the Board, and other officers, and through other means. In addition, directors of the Company discharge their duties throughout the year not only by attending Board meetings but also through personal meetings and other communications, including considerable telephone contact, with the Chief Executive Officer and others regarding matters of interest and concern to the Company.

         During the fiscal year ended October 31, 1997, the Company's Board of Directors held five meetings. Each person who was a director attended all of the Board meetings, except as follows: (i) Mr. Haig was unable to attend one meeting; (ii) Mr. Yuri Itkis was unable to attend two meetings and (iii) Mr. Barents was unable to attend two meetings.

BOARD COMMITTEES

         The Company's Board of Directors has an Executive Committee, an Audit Committee and a Compensation Committee but does not have a Nominating Committee. The members of each committee are appointed by the Board of Directors.

         Executive Committee. The Executive Committee has all of the powers and authority of the Board of Directors in the management of the business and affairs of the Company to the fullest extent authorized by the provisions of the Delaware General Corporation Law. The Executive Committee during fiscal 1997 consisted of Messrs. Michail Itkis, John Pritzker, and James H. Zukin. Messrs. Pritzker and Zukin resigned from the Board of Directors on October 20, 1997 and December 17, 1997, respectively. The Executive Committee currently consists of Messrs. Itkis, Metzler and Alderfer. The Executive Committee was in session at various times during fiscal 1997.

         Audit Committee. The Audit Committee recommends to the Board of Directors the auditing firm to be selected each year as independent auditors of the Company's financial statements and to perform services related to the completion of such audit. The Audit Committee also has responsibility for (i) reviewing the scope and results of the audit, (ii) reviewing the Company's financial condition and results of operations with management, (iii) considering the adequacy of the internal accounting and control procedures of the Company, and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence. The Audit Committee during fiscal 1997 consisted of Messrs. Adam Aron and Brian Barents. Messrs. Aron and Barents resigned from the Board of Directors on November 11, 1997 and October 28, 1997, respectively. The Audit Committee currently consists of Messrs. Itkis, Metzler and Alderfer. There was no Audit Committee in session during any of the meetings of the Board of Directors during fiscal 1997.

         Compensation Committee. The Compensation Committee reviews and recommends to the Board of

Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the Company's stock incentive plan. The Compensation Committee during fiscal 1997 consisted of Messrs. Zukin and Pritzker. The Compensation Committee currently consists of Messrs. Itkis, Metzler and Alderfer. The Compensation Committee met five times during fiscal 1997, and all directors who were then members attended each such meeting.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         The Securities and Exchange Commission (the "Commission") has comprehensive rules relating to the reporting of securities transactions by directors, officers and stockholders who beneficially own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons"). These rules are complex and difficult to interpret. Based solely on a review of Section 16 reports received by the Company from Reporting Persons, the Company believes that no Reporting Person has failed to file a Section 16 report on a timely basis during the most recent fiscal year except that Mr. Zukin will be filing a late Form 5 with respect to two transactions.

ITEM 10 -- EXECUTIVE COMPENSATION

COMPENSATION TABLES

         The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company for the fiscal years ended October 31, 1997, October 31, 1996 and October 31, 1995 to (i) the Chief Executive Officer (the "CEO"), and (ii) those executive officers other than the CEO as well as one other employee whose total annual compensation for the 1997 fiscal year exceeded $100,000 (the "Named Executives"):

                                         SUMMARY COMPENSATION TABLE

                                                                                                               LONG TERM
                                                                             ANNUAL            ANNUAL         COMPENSATION
                                                              FISCAL      COMPENSATION      COMPENSATION      AWARDS STOCK
              NAME AND PRINCIPAL POSITION                      YEAR         SALARY ($)        BONUS ($)       OPTIONS (#)
              ---------------------------                      ----         ----------        ---------       -----------
Michail Itkis, Chief Executive Officer(1).............         1997          263,995           279,075               --
                                                               1996          188,933                --          375,000
                                                               1995          125,000                --           15,000

Thomas M. Metzler, President and Chief Operating               1997          314,000           181,399          250,000
Officer(2)............................................         1996               --               --                --
                                                               1995               --               --                --

John W. Alderfer, Vice President -- Chief Financial            1997          214,000           111,630               --
Officer(3)............................................         1996           13,846                --          175,000
                                                               1995               --                --               --

Robert C. Hooper, Jr., Vice President -- Sales and             1997          112,499            37,969           30,000
Marketing(4)..........................................         1996               --                --               --
                                                               1995               --                --               --

Frank Gomer, Director of Engineering(5)...............         1997           96,058            20,000           27,000
                                                               1996               --                --               --
                                                               1995               --                --               --

         The compensation presented above does not include any perquisites and other personal benefits, securities or property paid to the individuals in which the aggregate amount was less than $50,000 or 10% of the total annual salary and bonus reported for the Named Executive.

(1) Excludes relocation expenses of $62,718 and $114,997 paid to Mr. Itkis during the 1997 and 1996 fiscal years, respectively. The amount for the annual bonus during the 1997 fiscal year includes 91,575 shares of the Company's Class A Common Stock valued at a fair market value of $1.00 on the date of transfer.

(2) Mr. Metzler started employment with the Company on November 25, 1996. Excludes relocation expenses of $43,555 paid to Mr. Metzler during the 1997 fiscal year. The amount for the annual bonus during the 1997 fiscal year includes 59,524 shares of the Company's Class A Common Stock valued at a fair market value of $1.00 on the date of transfer.

(3) Excludes relocation expenses of $28,410 and $7,569 paid to Mr. Alderfer during the 1997 and 1996 fiscal years, respectively. The amount for the annual bonus during the 1997 fiscal year includes 36,630 shares of the Company's Class A Common Stock valued at a fair market value of $1.00 on the date of transfer.

(4) Mr. Hooper started employment with the Company on January 27, 1997. Excludes relocation expenses of $38,094 paid to Mr. Hooper during the 1997 fiscal year.

(5) Dr. Gomer started employment with the Company on February 10, 1997. The amount for the annual bonus during the 1997 fiscal year represents a signing bonus.

                          OPTION GRANTS IN FISCAL YEAR

         The following table sets forth the grant of stock options made during the 1997 fiscal year to the CEO and the Named Executives:

                                                                 % TOTAL OPTIONS GRANTED
                                                                  TO EMPLOYEES IN 1997
                                                                          FISCAL             EXERCISE      EXPIRATION
              NAME                           OPTIONS GRANTED              YEAR(1)           PRICE(2) ($)       DATE
              ----                           ---------------              -------           ------------       ----

Michail Itkis.................                       --                      --                  --            --
Thomas M. Metzler.............                  250,000                    29.53%              8.000       11/26/2006
John W. Alderfer..............                       --                      --                  --            --
Robert C. Hooper, Jr..........                   15,000                                        7.938       2/03/2007
                                                 15,000                                        4.500       4/22/2007
                                                 ------
                                                 30,000                    3.54%
                                                 ======
Frank Gomer...................                   12,000                                        7.313       3/04/2007
                                                 15,000                                        4.500       4/22/2007
                                                 ------
                                                 27,000                    3.19%
                                                 ======

--------------------
(1) Based on a total of 846,700 options granted to employees during the 1997 fiscal year.

(2) Represents 100% of the fair market value of the Class A Common Stock on the date of grant. However, all stock options under the 1994 Plan with exercise prices in excess of $8.00 were repriced to $8.00 on January 6, 1997 provided the holder was a current employee, officer, director or consultant of the Company. On February 10, 1998, the Company's Board of Directors adopted a plan to reduce the exercise price on the stock options under the Company's 1994 and 1997 Plans on specified dates to $0.875 provided the holder is a current employee on the applicable future dates.

         On January 6, 1997, the stock options under the Company's 1994 Plan held by persons who were then an employee, officer, director, or consultant of the Company and which had exercise prices in excess of $8.00 were repriced to $8.00, the current market price at the time. On February 10, 1998, the Company's Board of Directors adopted a plan to reduce the exercise price on the stock options under the Company's 1994 and 1997 Plans. The exercise price on one-half of each outstanding option will be reduced to $0.875 per share (the closing price for the Company's stock on February 10, 1998), provided that the option holder is still employed by the Company on the earlier of October 10, 1998 or the completion of certain additional work for Swissair. A similar reduction in the exercise price for the remaining half of the options will occur 180 days following the reduction of the first half, provided the option holder is still employed by the Company at that time. The plan amendment was approved by the Board of Directors in recognition of the difficulty the Company was having in retaining key employees and that the existing options were not providing the expected incentive for the holders and were in fact lowering employee morale. The Board of Directors felt that the recent decline in the market price of the Common Stock had significantly diminished the incentive value of the Company's outstanding stock options and that the repricing was necessary to retain appropriate levels of incentive, retain key personnel and maintain competitive compensation levels. In making its decision, the Board decided to condition any repricing on the employee continuing to remain with the Company during the next year.

         As a result of this plan, 75,000 options and 300,000 options held by Mr. Itkis with exercise prices of $11.00 and $9.875, respectively, 250,000 options held by Mr. Metzler with an exercise price of $10.50 and 175,000 options held by Mr. Alderfer with an exercise price of $11.375 were repriced to $8.00 and will be repriced to $0.875, provided the individual remains employed by the Company on the applicable dates. Additionally, 15,000 options and 15,000 options held by Mr. Hooper with exercise prices of $7.938 and $4.50, respectively, and 12,000 options and 15,000 options held by Dr. Gomer with exercise prices of $7.313 and $4.50 will be repriced to $0.875 provided the individual remains employed by the Company on the applicable dates.

                 AGGREGATED OPTION EXERCISES IN 1997 FISCAL YEAR
                             AND FY-END OPTION VALUE

         The following table provides certain information regarding the number of exercisable and unexercisable options held by the CEO and the Named Executives as of October 31, 1997 (none of these persons exercised any options during the 1997 fiscal year):


                                           NUMBER OF
                                          UNEXERCISED
                                            OPTIONS
                                         AT OCTOBER 31,
                                            1997 (#)
                                          EXERCISABLE/
                NAME                    UNEXERCISABLE(1)
                ----                    ----------------
Michail Itkis....................       290,000/100,000
Thomas M. Metzler................        83,333/166,667
John W. Alderfer.................        58,333/116,667
Robert C. Hooper, Jr.............         7,500/22,500
Frank Gomer......................         7,500/19,500

--------------------

(1) Subject to reduction as described above under "Option Grants in Fiscal Year," none of these options had an exercise price less than the closing bid price per share of the Class A Common Stock on the Nasdaq National Market of $1.156 at October 31, 1997.

EMPLOYMENT AND SEVERANCE AGREEMENTS

         The Company has an employment agreement through August 27, 1999 with Michail Itkis, the Company's Chief Executive Officer, under which Mr. Itkis currently receives a per annum base salary of $262,500. Pursuant to the agreement, if Mr. Itkis is terminated by the Company or if Mr. Itkis terminates his employment for any reason at least six months following a change of control, he is entitled to two times the annual base salary and the target bonus. The agreement also provides that Mr. Itkis will not compete with the Company during the term of the agreement and for a period of three years thereafter.

         The Company has an employment agreement through November 25, 1998 (with an option to extend the agreement for one additional year) with Thomas M. Metzler, the Company's President and Chief Operating Officer, under which Mr. Metzler currently receives a per annum base salary of $341,250, plus a bonus if the Company meets certain goals established by the Board of Directors. Pursuant to the agreement, if Mr. Metzler is terminated by the Company or if Mr. Metzler terminates his employment for any reason at least six months following a change of control, he is entitled to two times the annual base salary and target bonus. In connection with the agreement, Mr. Metzler received options to purchase 250,000 shares of Class A Common stock which vest over two years from the grant date.

         The Company has an employment agreement through October 1, 1999 with John W. Alderfer, the Company's Chief Financial Officer, under which Mr. Alderfer currently receives a per annum base salary of $210,000, plus a bonus if the Company meets certain goals established by the Board of Directors. Pursuant to the agreement, if Mr. Alderfer is terminated by the Company or if Mr. Alderfer terminates his employment for any reason at least six months following a change of control, he is entitled to two times the annual base salary and target bonus. In connection with the agreement, Mr. Alderfer received options to purchase 175,000 shares of Class A Common Stock which vest over three years from the grant date.

DIRECTOR COMPENSATION

         Outside directors receive $2,500 for each meeting attended in person and $1,000 for each meeting attended telephonically. In addition, all directors are reimbursed for expenses actually incurred in connection with each meeting of the Board of Directors or any Committee thereof attended. Each director has also received grants of options under the Company's 1994 Stock Option Plan. See
" -- Stock Options --Directors' Options."

STOCK OPTIONS

         In October 1994, the Board of Directors adopted, and in November 1994 the Company's stockholders approved, the 1994 Stock Option Plan (the "1994 Plan"). In August 1996 the stockholders approved an amendment to the 1994 Plan which increased the number of shares authorized under the plan to 2,400,000 shares of the Company's Class A Common Stock. The 1994 Plan expires in September 2004.

         In June 1997, the Company's stockholders approved the 1997 Stock Option Plan (the "1997 Plan"). Options exercisable for a total of 1,500,000 shares of the Company's Class A Common Stock are issuable under the 1997 Plan. The 1997 Plan expires in June 2007.

         Under the 1994 Plan and the 1997 Plan, employees, officers and directors of, and consultants or advisers to, the Company and any subsidiary corporations are eligible to receive incentive stock options ("incentive options") within the meaning of Section 422 of the Code and/or options that do not qualify as incentive options ("non-qualified options"). The 1994 Plan and the 1997 Plan are administered by the Board of Directors or a committee of the Board of Directors. The 1994 Plan also provides for automatic grants of options to certain directors in the manner set forth below under " -- Directors' Options."

         Options granted under the 1994 Plan and the 1997 Plan may be either incentive options or non-qualified options. Incentive options granted under the 1994 Plan and the 1997 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Class A Common Stock on the date of the grant, except that the term of an incentive option granted under the 1994 Plan or the 1997 Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Class A Common Stock on the date of the grant. To the extent that the aggregate fair market value, as of the date of grant, of the shares for which incentive options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, such options will be treated as non-qualified options to the extent that the fair market value of the optioned shares exceeds $100,000. Additionally, the aggregate number of shares of Class A Common Stock that may be subject to options granted to any person in a calendar year shall not exceed 25% of the maximum number of shares of Class A Common Stock which may be issued from time to time under the 1994 Plan. Options granted under the 1994 Plan and the 1997 Plan to officers, directors or employees of the Company may be exercised only while the optionee is employed or retained by the Company or within 90 days of the date of termination of the employment relationship or directorship, unless otherwise agreed by the Company. However, under the 1994 Plan, options that are exercisable at the time of termination by reason of death or permanent disability of the optionee may be exercised within 12 months of the date of termination of the employment relationship or directorship. Under the 1997 Plan, options that are exercisable at the time of termination by reason of death or permanent disability of the optionee may be exercised within 6 months of the date of termination of the employment relationship or directorship. Upon the exercise of an option, payment may be made by cash or by any other means that the Board of Directors or the committee determines.

         Options may be granted only to such employees, officers and directors of, and consultants and advisors to, the Company or any subsidiary of the Company as the Board of Directors or the committee shall select from time to time in its sole discretion, provided that only employees of the Company or a subsidiary of the Company shall be eligible to receive incentive options.

         As of February 13, 1998, options to purchase an aggregate of 2,519,200 shares had been granted under the 1994 Plan at exercise prices ranging from $4.40 to $14.375 per share, of which 133,250 had been exercised and 471,700 had been forfeited. Accordingly, as of February 13, 1998, options to purchase 1,914,250 shares were outstanding under the 1994 Plan. As of February 13, 1998, options to purchase an aggregate of 118,000 shares had been granted under the 1997 Plan at exercise prices ranging from $1.00 to $6.75 per share, of which none had been exercised and 46,950 had been forfeited. Accordingly, as of February 13, 1998, options to purchase 71,050 shares were outstanding under the 1997 Plan. The Company has agreed to reduce the exercise price on stock options under the Company's 1994 and 1997 Plans provided that the option holder is still employed by the Company on specified dates as described in "Executive Compensation -- Option Grants in Fiscal Year." The Company has filed a registration statement with the Commission covering the 2,400,000 shares of Class A Common Stock issuable upon exercise of options granted under the 1994 Plan.

DIRECTORS' OPTIONS

         The provisions of the 1994 Plan provide for the automatic grant of non-qualified stock options to purchase shares of Common Stock ("Director Options") to directors of the Company who are not employees or principal stockholders of the Company ("Eligible Directors"). Eligible Directors of the Company were granted a Director Option to purchase 10,000 shares of Class A Common Stock on March 7, 1995 ("Initial Director Option"). Further, commencing on the day immediately following the date of the annual meeting of stockholders for the Company's fiscal year ending October 31, 1997, each Eligible Director, other than directors who received an Initial Director Option since the last annual meeting, will be granted a Director Option to purchase 1,000 shares of Common Stock ("Automatic Grant") on the day immediately following the date of each annual meeting of stockholders, as long as such director is a member of the Board of Directors. The exercise price for each share subject to a Director Option shall be equal to the fair market value of the

Class A Common Stock on the date of grant, except for directors who receive incentive options and who own more than 10% of the voting power, in which case the exercise price shall be not less than 110% of the fair market value on the date of grant. Director Options are exercisable in four equal annual installments, commencing one year from the date of grant. Director Options will expire the earlier of 10 years after the date of grant or 90 days after the termination of the director's service on the Board of Directors.

         However, notwithstanding the foregoing, the 1994 Plan and the 1997 Plan allow grants to any director in addition to or in lieu of the foregoing automatic grants.

ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of February 13, 1998 regarding the ownership of Class A Common Stock and Class B Common Stock by
(i) each person known by the Company to own beneficially more than five percent of any class of outstanding Common Stock, (ii) each director of the Company,
(iii) each Named Executive and (iv) all current executive officers and directors of the Company as a group.



                                              CLASS B                           CLASS A
                                          COMMON STOCK(2)                   COMMON STOCK(2)                 PERCENT
                                   -------------------------------    -----------------------------        OF TOTAL
       NAME AND ADDRESS                NUMBER          PERCENT            NUMBER         PERCENT            VOTING
       OF BENEFICIAL OWNER (1)      OF SHARES         OF CLASS         OF SHARES        OF CLASS          POWER (3)
-------------------------------    ---------------   -------------    ---------------   -----------      ------------
 Michail Itkis................       888,889(4)          23.8%         411,575(4)(5)       2.3%              14.3%
 Yuri Itkis...................       888,889(6)          23.8          140,000(5)(6(7)      *                13.6
 Boris Itkis..................       888,889(8)          23.8              -- (8)           --               13.3
 Donald H. Goldman............       453,333             12.1           25,000(5)           *                 6.8
 Steven M. Fieldman...........       453,333(10)         12.1          255,000(5)(9)       1.4                7.4(10)
 Thomas M. Metzler............           --               --           236,191(5)          1.3                 *
 John W. Alderfer.............           --               --           104,963(5)           *                  *
 Robert C. Hooper, Jr.........           --               --            15,500(5)           *                  *
 Frank Gomer..................           --               --            14,500(5)           *                  *
All current executive
officers and directors of the
Company as a group (4 persons)       888,889             23.8%         768,229(5)          4.3%              15.2%

 *   Less than 1%.

(1) Except as otherwise indicated below, the address of each beneficial owner is c/o Interactive Flight Technologies, Inc., 4041 N. Central Avenue, Phoenix, Arizona 85012. Based on the most recent information provided to the Company, Steven M. Fieldman's address is 700 Manhattan Avenue, Manhattan Beach, California 90266, (ii) Donald H. Goldman's address is 331
     W. Broadway, Long Beach, New York, 11561, (iii) Yuri Itkis's address is 2620 S. Highland Dr., Las Vegas, Nevada 89109, and (iv) Boris Itkis's address is 2620 S. Highland Dr., Las Vegas, Nevada 89109. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them, subject to the Stockholders' Agreement described in "Certain Relationships and Related Transactions."

(2) Shares of Class B Common Stock convert on a share-for-share basis into shares of Class A Common Stock automatically upon their transfer to any person other than another holder of Class B Common Stock. Of the 3,733,334 shares of Class B Common Stock outstanding, 3,200,000 shares are held in escrow and will be released to the holders only if the Company meets certain earnings or market price criteria. If the conditions are not met by January 31, 1999, such shares will be canceled and contributed to the Company's capital. Of the escrow shares, 1,250,000 shares will be released from escrow, on a pro rata basis if, and only if, the Company's pretax income amounts to at least $10,100,000 for fiscal 1998 or the closing bid price of the Company's Class A common stock is in excess of $20.00 for a 30-day period in the 18-month period subsequent to 18 months after the Company's public offering. The remaining 1,950,000 escrow shares will be released from escrow if, and only if, the Company's pretax income amounts to at least $14,500,000 for fiscal 1998 or the closing bid price of the Company's Class A common stock is in excess of $28.00 for a 30-day period in the 18-month period subsequent to 18 months after the Company's public offering. If none of the Class B shares are released from escrow, the voting rights in the Company would be significantly changed.

(3) Based on 3,733,334 shares of Class B Common Stock outstanding, each of which has six votes per share, and 17,701,337 shares of Class A Common Stock outstanding, except that shares underlying options and warrants to purchase Class A Common Stock exercisable within 60 days are deemed to be outstanding for purposes of calculating the percentage owned by the holder(s) of such options and warrants.

(4) Excludes shares owned by Yuri Itkis and Boris Itkis, Michail Itkis' father and brother, respectively, as to which shares Michail Itkis disclaims beneficial ownership.

(5) Includes shares issuable upon exercise of options exercisable within 60 days as follows: Michail Itkis -- 290,000 shares; Yuri Itkis -- 90,000 shares; Donald H. Goldman -- 25,000 shares; Steven M. Fieldman -- 255,000 shares; Thomas M. Metzler -- 166,667 shares; John W. Alderfer -- 58,333 shares; Robert C. Hooper, Jr. -- 15,500 shares; Frank Gomer -- 14,500 shares; All current executive officers and directors of the Company as a group -- 530,500.

(6) Excludes shares owned by Michail Itkis and Boris Itkis, as to which shares Yuri Itkis disclaims beneficial ownership.

(7) Includes 50,000 shares issuable upon exercise of a Stock Purchase Warrant held by FortuNet, Inc.

(8) Excludes shares owned by Michail Itkis and Yuri Itkis, as to which shares Boris Itkis disclaims beneficial ownership.

(9) Excludes shares owned by Lance Fieldman, Steven Fieldman's son, as to which shares Steven Fieldman disclaims beneficial ownership.

(10) Steven Fieldman has agreed to vote all shares on all matters in proportion to the vote of the Company's other stockholders. See "Certain Relationships and Related Transactions -- Severance
     Agreements."

ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STRATEGIC ALLIANCE WITH HYATT GROUP

         In November 1996, the Company executed a Strategic Alliance Agreement (the "Alliance Agreement") to form a strategic alliance with Hyatt Ventures, Inc. ("Hyatt"). The Alliance Agreement was terminated in November 1997 as a result of changing market conditions. Mr. John Pritzker, a former director of the Company has an indirect beneficial ownership interest in Hyatt and serves as its President. Pursuant to the Alliance Agreement, Hyatt, directly and through certain of its affiliates (collectively, the "Hyatt Group"), agreed to use its best commercial efforts to assist the Company in advancing the Company's business with respect to the Entertainment Network. In return, Hyatt was to receive warrants to purchase Class A Common Stock based on purchase commitments from airlines. No warrants were earned by Hyatt under the Alliance Agreement prior to the Agreement's termination. Under the Alliance Agreement, Hyatt also purchased 141,500 shares of the Company's Class A Common Stock in the open market for an aggregate of approximately $1,000,000. Hyatt also had the right under the Alliance Agreement to invest in joint ventures providing financing for specified projects. No joint ventures were commenced prior to the termination of the Alliance Agreement.

         Hyatt also had the right to designate two nominees to the Board of Directors of the Company. Hyatt designated John Pritzker, President of Hyatt, and Adam Aron, Chairman and Chief Executive Officer of Vail Resorts, Inc., to be its representatives on the Board of Directors. Messrs. Pritzker and Aron resigned from the

Board of Directors on October 20, 1997 and November 11, 1997, respectively. Under the terms of the Alliance Agreement, these individuals received options to purchase an aggregate of 250,000 shares of Class A Common Stock under the Company's Amended and Restated 1994 Stock Option Plan.

         Following execution of the Alliance Agreement, Hyatt agreed to execute an agreement with Qantas which was necessary in order for the Company to become a preferred provider in the Qantas bid alignment process, in exchange for which Hyatt received an additional 60,000 shares of Class A Common Stock.

FORTUNET LICENSE

         In October 1994, the Company entered into an Intellectual Property License and Support Services Agreement with FortuNet, Inc. ("FortuNet"), which was amended and restated on November 7, 1996 (as amended, the "FortuNet License"). The FortuNet License grants the Company a worldwide, perpetual license to FortuNet's current and future patents, copyrights, trade secrets and related know-how covering a computerized system for use in all fields other than bingo halls. Further, this license is exclusive to the Company within the airline industry. As consideration, the Company must pay FortuNet an annual license fee of $100,000 in monthly installments through November 2002. The Company was previously also required to compensate FortuNet for certain development, support and maintenance services, but this obligation has been terminated effective November 7, 1996. Further, the restated version of the FortuNet License no longer prohibits the Company from engaging in any gaming activities outside of airplanes. In exchange for these amendments to the FortuNet License and certain other modifications, on November 7, 1996, the Company issued to FortuNet a warrant to purchase fifty thousand shares of Class A Common Stock at a price of $9.75 per share, which was repriced on January 6, 1997 to $8.00 per share. Under the FortuNet License, an aggregate of $100,000 was paid to FortuNet in fiscal 1997.

         Yuri Itkis, a former director and principal stockholder of the Company, is the President and sole stockholder of FortuNet and Boris Itkis, a former director of the Company and a son of Yuri Itkis, is an employee of FortuNet. Michail Itkis, the Chief Executive Officer and a director of the Company, is also a son of Yuri Itkis and was an employee of FortuNet until October 1994. The FortuNet License was entered into after extensive negotiations between the parties and the Company believes that the terms of the agreement are no less favorable to the Company than could be obtained from an unaffiliated third party.

STOCKHOLDERS' AGREEMENT

         In October 1994, the Company entered into a stockholders' agreement with Yuri Itkis, Michail Itkis, Boris Itkis, Steven M. Fieldman, Donald H. Goldman and Lance Fieldman (the "Stockholders' Agreement"). In connection with the May 1996 and November 1996 resignations of Messrs. Goldman, Steven Fieldman and Lance Fieldman, and in connection with the execution of the Strategic Alliance Agreement with Hyatt, the parties to the Stockholders' Agreement entered into agreements which terminated the Stockholders' Agreement as to Messrs. Goldman, Steven Fieldman and Lance Fieldman, added Hyatt as a Stockholder under the Stockholders' Agreement, and amended certain terms of the Stockholders' Agreement. On November 10, 1997 with the termination of the Alliance Agreement with Hyatt, the Stockholders' Agreement was amended again to terminate Hyatt's rights.

         As amended, the Stockholders' Agreement provides that Michail Itkis and Yuri Itkis shall each be entitled to designate one nominee to the Company's Board of Directors. No other parties have any continuing right under the Stockholders' Agreement to nominate a director. Each stockholder who is a party to the Stockholders' Agreement agreed to vote all the shares of Common Stock owned by him for the election of the directors so nominated and not to take any action to remove any director so elected (except for the director(s) nominated by such stockholder).

EMPLOYMENT MATTERS

         The Company has employment agreements with certain of its executive officers and has granted such officers options to purchase shares of Class A Common Stock. See "Executive Compensation -- Employment and Severance Agreements." In addition, Michail Itkis's wife, Lauren Snopkowski, was previously the Secretary of the Company and an employee of the Company until April 1997. Ms. Snopkowski, who served as Director of Purchasing during fiscal 1997, received compensation in fiscal 1997 of $59,222 and severance of $115,775.

SEVERANCE AGREEMENTS

         Donald H. Goldman served as a director of the Company and was employed by the Company as President until he resigned from such positions as of May 10, 1996. Mr. Goldman left the Company voluntarily to pursue other interests. In connection with his resignation, the Company and Mr. Goldman agreed that Mr. Goldman would render such consulting, legal and other services to the Company, consistent with his experience and background and subject to his other business commitments, as may be reasonably requested by the Company's then President or Chief Executive Officer during the 15 month period commencing on May 10, 1996. The Company agreed to pay Mr. Goldman at the rate of $150,000 per year during such 15 month period.

         Robert J. Aten was employed by the Company as Chief Financial Officer pursuant to an employment agreement with the Company until he was replaced in that position as of October 11, 1996. In connection with his termination, the Company and Mr. Aten agreed that Mr. Aten would render certain limited consulting and other services to the Company as may be reasonably requested by the Company. Pursuant to Mr. Aten's employment agreement, he received an aggregate severance payment of $90,390 upon his termination.

         Lance D. Fieldman was employed by the Company as Vice President of Sales pursuant to an employment agreement with the Company until he resigned from the position as of November 2, 1996. In connection with his resignation, the Company and Mr. Fieldman agreed that Mr. Fieldman would render certain limited consulting and other services to the Company, consistent with his experience and background and subject to his other business commitments, as may be reasonably requested by the Company during the one-year period commencing on November 2, 1996. The Company agreed to pay Mr. Fieldman an aggregate of $100,000 as compensation for such services and an additional $300,000 as settlement of certain commissions claimed to be owed to him. Mr. Fieldman has further agreed that he will vote his stock on all matters in proportion to the vote of the Company's other stockholders.

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

CONSULTING AND ADVISORY AGREEMENTS

         The Company had consulting arrangements with former director Howard J. Tytel pursuant to which he received fees of $100,000 for the fiscal year ended October 31, 1996 and $50,000 for the fiscal year ended

October 31, 1995. Mr. Tytel's services to the Company included assistance in negotiating various employment agreements, the original FortuNet License, the original Stockholders' Agreement and certain financing arrangements for the Company, as well as consulting on various business and financial matters. The Company has no current consulting arrangements with Mr. Tytel.

         Concurrently with the 1994 execution of the FortuNet License, the Company entered into a Consulting Agreement with Yuri Itkis, which provided for an annual consulting fee of $100,000 and the grant of stock options to purchase 40,000 shares of Class A Common Stock at an exercise price of $4.40 per share. Under this consulting agreement, Mr. Itkis received an aggregate of $100,000 in fiscal 1996. This consulting agreement was terminated effective November 7, 1996.

         On April 8, 1996, the Company entered into a consulting agreement (the "Haig Consulting Agreement") with General Alexander M. Haig, Jr. and Worldwide Associates, Inc., a corporation controlled by General Haig. The Haig Consulting Agreement was terminated on October 11, 1997 concurrent with General Haig's resignation from the Board of Directors. Pursuant to the Haig Consulting Agreement, General Haig was to provide strategic advisory services to advance the Company's interests worldwide. In consideration of such services, during the three-year term of the Haig Consulting Agreement the Company was to pay an aggregate of $50,000 annually and a fee of one percent (1%) of gross revenues received by the Company from customers obtained through the significant advice or assistance provided by General Haig. Under the Haig Consulting Agreement, General Haig received options to acquire an aggregate of 100,000 shares of Class A Common Stock vesting over a three-year period. Worldwide Associates, Inc. received an aggregate of $56,063 and $41,667 during fiscal 1997 and fiscal 1996, respectively.

         By letter agreement dated May 28, 1996, the Company entered into a financial advisory agreement with Houlihan Lokey Howard & Zukin Capital ("Houlihan Lokey"), pursuant to which Houlihan Lokey provided certain advice and assistance regarding its strategic posture and alternatives and as to various financing alternatives. The Company in turn agreed to pay Houlihan Lokey a one-time retainer fee of $50,000 and a monthly fee thereafter of $20,000. The Company also agreed to pay Houlihan Lokey a percentage of capital raised in certain transactions and, pursuant to this provision, the Company paid Houlihan Lokey $699,377 for its services in connection with the Company's November 1996 Class B Warrant exercise offer. In addition, as compensation for its services in negotiating the above-described transactions with Hyatt, Houlihan Lokey received a warrant to purchase one hundred fifty thousand shares of Class A Common Stock at an exercise price of $9.75 per share, which was repriced on January 6, 1997 to $8.00 per share. By letter dated February 25, 1997, the Company's agreement with Houlihan Lokey was modified to eliminate the monthly retainer fee as well as Houlihan Lokey's right to receive a percentage of any capital raised by the Company, although the Company and Houlihan Lokey may agree from time to time, on a project-by-project basis, for Houlihan Lokey to provide additional services for fees to be agreed upon at that time. Mr. James H. Zukin, a former director of the Company, is a Managing Director of Houlihan Lokey and a member of its Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

Dated:  February 27, 1998               By: /s/ Michail Itkis
                                           -------------------------------------
                                            Michail Itkis
                                            Chief Executive Officer