Form 10QSB
period 1998-01-31
INTERACTIVE FLIGHT TECHNOLOGIES INC
filed 1998-03-09
CIK 932021

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                 --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 1998

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

                                Yes X     No___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                               Outstanding at February 28, 1998
            -----                               --------------------------------
Class A Common Stock, $.01 par value                    17,459,124 shares
Class B Common Stock, $.01 par value                     3,733,334 shares

                  Transitional Small Business Disclosure Format

                                Yes___     No X

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                      INDEX




                                                                        PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of January 31, 1998
         (unaudited) and October 31, 1997 (audited)....................... 3

         Condensed Statements of Operations for the Three Months
         Ended January 31, 1998 and 1997 (unaudited)...................... 4

         Condensed Statements of Cash Flows for the Three Months
         Ended January 31, 1998 and 1997 (unaudited)...................... 5

         Notes to Condensed Financial Statements ......................... 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................. 7


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................13

SIGNATURES.................................................................14

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                                                                              JANUARY 31,          OCTOBER 31,
                                ASSETS                                           1998                 1997
                                                                             -------------        -------------
                                                                              (UNAUDITED)
Current assets:
    Cash and cash equivalents                                                $  37,959,310        $  36,890,454
    Short-term investment securities                                             1,697,023            2,137,084
    Accounts receivable                                                          4,598,895            5,654,118
    Inventories, net of reserves of $11,202,848 and $11,179,895,
      respectively                                                               2,609,317            6,110,761
    Prepaid expenses                                                                97,995              253,771
    Other current assets                                                           715,578              606,883
                                                                             -------------        -------------
           Total current assets                                                 47,678,118           51,653,071
                                                                             -------------        -------------

Investment securities                                                              815,299                   --
Property and equipment, net of accumulated depreciation of $7,070,932
    and $9,555,383, respectively                                                 2,644,876            2,959,539
Deposits                                                                           468,579              166,845
                                                                             -------------        -------------
           Total assets                                                      $  51,606,872        $  54,779,455
                                                                             =============        =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $   2,793,683        $   5,747,833
    Accrued liabilities                                                          4,503,799            4,248,222
    Deferred revenue                                                                64,792            2,383,904
    Accrued severance costs                                                         55,000               55,000
    Accrued maintenance costs                                                    1,379,447            1,286,873
    Accrued product warranties                                                   6,362,681            4,610,687
    Current maturities of capital lease obligations                                 82,789               80,753
                                                                             -------------        -------------
           Total current liabilities                                            15,242,191           18,413,272
                                                                             -------------        -------------

Accrued severance costs, noncurrent                                                 41,250               55,000
Capital lease obligations, less current maturities                                  55,362               76,840
                                                                             -------------        -------------
                   Total liabilities                                            15,338,803           18,545,112
                                                                             -------------        -------------

Stockholders' equity:
    Preferred stock, par value $0.01 per share, 5,000,000 shares
       authorized, none issued                                                          --                   --
    Class A common stock, one vote per share, par value $0.01 per share, 40,000,000 shares authorized; 18,377,724 and 18,189,995
      shares issued, respectively                                                  183,777              181,900
    Class B common stock, six votes per share, par value $0.01 per share, 4,000,000 shares authorized; 3,733,334 shares issued and
      outstanding including 3,200,000 shares held in escrow                         37,334               37,334
    Additional paid-in capital                                                 112,223,734          112,037,882
    Accumulated deficit                                                        (75,861,190)         (76,022,773)
    Treasury stock, at cost; 326,800 and 0 shares, respectively                   (315,586)                  --
                                                                             -------------        -------------
           Total stockholders' equity                                           36,268,069           36,234,343
                                                                             -------------        -------------
           Total liabilities and stockholders' equity                        $  51,606,872        $  54,779,455
                                                                             =============        =============

            See accompanying notes to condensed financial statements.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                             Three Months
                                                           Ended January 31,
                                                    --------------------------------
                                                        1998                1997
                                                    ------------        ------------
Revenue:
     Equipment sales                                $ 13,291,226        $    148,709
     Service income                                      118,439              77,296
                                                    ------------        ------------
                                                      13,409,665             226,005
                                                    ------------        ------------

Costs and expenses:
     Cost of equipment sales                          11,567,395           2,673,624
     Cost of service income                                5,700              81,699
     Provision for doubtful accounts                          --             136,590
     Research and development expenses                   609,927           2,624,516
     Marketing and administrative
       expenses                                        1,606,431           3,431,025
                                                    ------------        ------------
                                                      13,789,453           8,947,454
                                                    ------------        ------------
           Operating loss                               (379,788)         (8,721,449)

Other:
     Interest income                                     545,132             403,772
     Interest expense                                     (3,761)                 --
                                                    ------------        ------------
           Net income (loss)                        $    161,583        $ (8,317,677)
                                                    ============        ============

Basic and diluted net income (loss) per share       $       0.01        $      (0.66)
                                                    ============        ============

Weighted average shares outstanding                   18,722,349          12,657,715
                                                    ============        ============





            See accompanying notes to condensed financial statements.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                  Three Months Ended
                                                                                      January 31,
                                                                           --------------------------------
                                                                               1998                1997
                                                                           ------------        ------------
Cash flows from operating activities:
    Net income (loss)                                                      $    161,583        $ (8,317,677)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Provision for doubtful accounts                                             --             136,590
         Depreciation and amortization                                          320,357             191,851
         Expense recognized upon issuance of stock options
              and shares of Class A common stock                                     --             474,181
         Changes in assets and liabilities:
              Decrease (increase) in accounts receivable                      1,055,223             (42,377)
              Decrease in inventories                                         3,501,444           1,153,759
              Increase in prepaid expenses, other current assets and
              deposits                                                         (254,653)           (898,272)
              Increase (decrease) in accounts payable                        (2,954,150)          2,390,012
              Increase in accrued liabilities and maintenance                   535,880             422,801
              Decrease in deferred revenue                                   (2,319,112)                 --
              Decrease in accrued severance costs                               (13,750)           (450,450)
              Increase (decrease) in accrued product warranties               1,751,994             (52,569)
                                                                           ------------        ------------
               Net cash provided by (used in) operating activities            1,784,816          (4,992,151)
                                                                           ------------        ------------

Cash flows from investing activities:
    Purchases of investments                                                   (500,547)                 --
    Maturities of investments                                                   125,309           6,810,275
    Purchases of property and equipment                                          (5,694)        (12,032,051)
                                                                           ------------        ------------
                    Net cash used in investing activities                      (380,932)         (5,221,776)
                                                                           ------------        ------------

Cash flows from financing activities:
    Purchases of treasury stock                                                (315,586)                 --
    Payments on capital lease obligations                                       (19,442)                 --
    Proceeds from issuance of common stock                                           --          73,589,775
    Registration costs                                                               --          (4,481,164)
                                                                           ------------        ------------
              Net cash provided by (used in) financing activities              (335,028)         69,108,611
                                                                           ------------        ------------

              Increase in cash and cash equivalents                           1,068,856          58,894,684

Cash and cash equivalents at beginning of period                             36,890,454           7,736,345
                                                                           ------------        ------------
Cash and cash equivalents at end of period                                 $ 37,959,310        $ 66,631,029
                                                                           ============        ============




            See accompanying notes to condensed financial statements.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


(1)   BASIS OF PRESENTATION

         The condensed financial statements of Interactive Flight Technologies, Inc. (the "Company") included herein have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto for the fiscal year ended October 31, 1997, included in the Company's Annual Report on Form 10-KSB and amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1997.

         The results of operations for the three months ended January 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

(2)       COMPUTATION OF NET INCOME (LOSS) PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") which specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. This Statement is effective for both interim and annual periods ending after December 15, 1997. The Company has adopted the provisions of SFAS No. 128 for the quarter ended January 31, 1998 and has restated the 1997 data to conform to SFAS No. 128.

(3)       TREASURY STOCK

         On December 17, 1997, the Board of Directors authorized the Company to repurchase shares of its Class A Common Stock on the open market. As of January 31, 1998, the Company had repurchased 326,800 shares at prices ranging from $0.75 to $1.00 per share.

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

         Because of the long lead-time for aircraft installments, the Company must schedule programs well in advance, and its success depends on its ability to continue to obtain major orders. The Company has been pursuing other major airlines to fill its pipeline following the scheduled completion of the installation phase of the Swissair program in March 1998. The Company has not succeeded in this effort to date and there can be no assurance that the Company will be successful in this effort in the future. As of January 31, 1998, the only remaining firm orders for the Company's Entertainment Network consisted of those under the Swissair agreement, which were first and business class installations on two Swissair MD-11 aircraft.

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

         The Company believes that it has cash and liquidity resources in excess of that required to fulfill its current contractual commitments, although this will depend in large part on the ability of the Company to fulfill those obligations in an efficient manner. The Company could use those additional resources towards pursuing additional customers and development efforts in the in-flight entertainment business or could seek to use the resources in other businesses. At the present time, based on the low level of demand in the industry at this point in the business cycle, the Company intends to limit the resources it expends in pursuing new in-flight entertainment business until and unless it obtains another customer. In particular, the Company is reducing its workforce and overhead since the Company's current backlog consists of Swissair only. The Company has also decided not to develop the next generation of the Entertainment Network unless a new customer is obtained. The Company's future research and development efforts will consist only of those efforts that are required contractually by the Swissair agreement. Conserving cash in this manner may permit the Company to pursue alternative businesses, but could well mean that the Company will not be able to continue to compete in the in-flight entertainment business even if market conditions improve. Because of the difficulties in obtaining new in-flight entertainment customers, the Company is also looking for possible acquisitions to use any available cash. The Company has not identified any specific areas for alternative business development. There can be no assurance that the Company will find acceptable opportunities for alternative business development or that the Company will be successful in entering or operating in alternative business areas. In addition, the Company has used, and may continue to use, a portion of its cash to repurchase its own shares.

EXISTING INSTALLATIONS

         The Company has installed shipsets on aircraft operated by three European airlines: Swissair, Debonair and Alitalia Airlines S.p.S. ("Alitalia").

         The Swissair agreement provides for the Company to be responsible for all costs including materials, installation and maintenance through September 1998 for the installation of the Entertainment Network in the first, business and economy class sections of two MD-11 and one B-747 aircraft. Title to these three systems transfer at no cost to Swissair one-year after installation; title to the system on the first MD-11 transferred to Swissair in January 1998. The Company expensed the estimated material, installation, maintenance, warranty and upgrade costs for these three systems during fiscal 1997. For another sixteen aircraft, Swissair will purchase Entertainment Networks covering only first and business class for an average of $1.7 million per aircraft. The Company is responsible for the installation and maintenance costs through September 1998 for the sixteen aircraft. The Swissair agreement also provides a one-year warranty on all of the Entertainment Networks and specific upgrades to the Entertainment Networks currently being installed. The Company is obligated to deliver several software and hardware upgrades whose development is not yet complete. If the upgrades are not completed by specified deadlines, the Company will face significant penalties. The Company must also meet and maintain certain operational reliability criteria for the Entertainment Networks or be subject to certain penalties.

         The Company has completed the installation of Entertainment Networks in the economy, business and first class sections of two Swissair MD-11 aircraft and one B-747 Swissair aircraft as of January 31, 1998. The Company has also completed the installation of Entertainment Networks in the first and/or business class sections of twelve Swissair MD-11 aircraft and two B-747 Swissair aircraft as of January 31, 1998. The remaining installations are expected to be completed by March 31, 1998. The Company is working to further improve the reliability of the system through software revisions and through design improvements. The Company believes that the reliability goals for the system can be met; however, there can be no assurance that technical obstacles may not prove more difficult than anticipated or that as yet undetermined issues will not appear. The Company is subject to certain penalties, which could be substantial, if the Entertainment Networks do not meet and maintain certain operational reliability criteria through the year 2003. This may require the Company to continue to maintain a presence in the in-flight entertainment business even if it pursues other businesses.

         In conjunction with the Swissair agreement, the Company has an agreement with Interkantonale Landeslotterie ("ILL"), a Swiss non-profit organization that organizes lotteries in Switzerland. Pursuant to the agreements, any net gaming profits generated from the Swissair Entertainment Networks are to be divided between the three parties with 4% being paid to the ILL and the remaining 96% being divided between the Company and Swissair based on a priority of expenses. As of January 31, 1998, the Company's cumulative portion of the net gaming profits generated by the Swissair systems was $20,277.

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

         The Debonair agreement originally required the Company to manufacture, assemble, deliver, install, operate and maintain the system on six Debonair aircraft. As long as Debonair utilized the casino gaming features of the systems, payment of the purchase price of these systems was to be made solely through a revenue-sharing agreement. The Company completed the first installation of a Debonair aircraft in August 1997. In October 1997, the Company notified Debonair that the revenues being generated by the Entertainment Network were insufficient to justify continued operation of the Entertainment Network and further installations. In February 1998, the Company and Debonair signed a Termination Agreement. Pursuant to the agreement, Debonair will remove the Entertainment Network from its aircraft and no further installations of the system on Debonair aircraft will be completed. As full and final settlement of all of its obligations with Debonair, the Company will pay $134,235 to Debonair.

         Pursuant to the contract with Alitalia, the Company delivered five first generation systems for installation on Alitalia aircraft during fiscal 1996. However, Alitalia installed only four of the five Entertainment Networks and did not purchase sufficient spare parts to support continued operation of the systems. Alitalia has notified the Company that it does not intend to continue operation of the systems, and the Company has indicated that it will not support the systems because of the actions of Alitalia. As of January 31, 1998, the final outcome of this matter is unclear.

RESULTS OF OPERATIONS

         Revenues for the quarter ended January 31, 1998 were $13,409,665, an increase of

$13,183,660 (or 5833%) over revenues of $226,005 for the corresponding quarter of the previous fiscal year. Equipment sales generated during the quarter ended January 31, 1998 were principally from the installation of the Entertainment Networks on Swissair aircraft. As of January 31, 1998, the Company had completed installations on seventeen Swissair aircraft, including three B-747 aircraft and fourteen MD-11 aircraft. During the quarter ended January 31, 1997, the Company did not complete any installations of the Entertainment Network and had $148,709 of miscellaneous equipment sales. Service income of $118,439 for the quarter ended January 31, 1998 was principally generated from services provided to Swissair pursuant to a Media Programming Services Agreement and the Company's share of gaming profits generated by the Swissair systems. Service income of $77,296 for the quarter ended January 31, 1997 was primarily derived from entertainment programming services provided to Alitalia and another air carrier.

         Cost of equipment sales and service income for the quarter ended January 31, 1998 were $11,573,095, an increase of $8,817,772 (or 320%) over cost of sales of $2,755,323 for the corresponding quarter of the previous fiscal year. The increase in cost of sales is due to the installations on eight Swissair aircraft during the first quarter of fiscal 1998. Pursuant to the Swissair agreement, the Company is responsible for all costs related to the installation of the Entertainment Networks on the Swissair aircraft and maintenance costs of the systems until September 1998. Both the installation and maintenance required under the Swissair agreement are out-sourced by the Company to third parties. Cost of equipment sales includes materials, installation and maintenance costs, as well as estimated warranty costs and costs of upgrades to the Swissair Entertainment Networks that the Company is contractually committed to providing to Swissair. Cost of equipment sales and service income for the quarter ended January 31, 1997 were principally a result of scrapped inventory and provisions for the valuation of inventory. The scrapped inventory resulted from the re-design of certain components of the Entertainment Network during the first quarter of fiscal 1997.

         There was no provision for doubtful accounts for the quarter ended January 31, 1998, compared to $136,590 for the quarter ended January 31, 1997. Fiscal 1997 provisions resulted from entertainment programming services provided under the Alitalia agreement.

         Research and development expenses for the quarter ended January 31, 1998 were $609,927, a decrease of $2,014,589 (or 77%) over expenses of $2,624,516 for the corresponding quarter of the previous fiscal year. The decrease in expenses reflects the Company's decision not to develop the next generation of the Entertainment Network and the resulting reduction in staff and professional fees. The Company does not plan to continue its research and development beyond those efforts that are required contractually by the Swissair agreement. The Swissair agreement requires the Company to provide specific upgrades to the Entertainment Network currently being installed on Swissair aircraft. The Company expects to complete the development and implementation of these upgrades by December 1998 and does not plan to develop any further upgrades to the Entertainment Network. The costs of developing these upgrades are included in the Company's statements of operations as a cost of equipment sales. The Company will continue any development efforts that are required to support system reliability guarantees through the year 2003.

         Marketing and administrative expenses for the quarter ended January 31, 1998 were $1,606,431, a decrease of $1,824,594 (or 53%) over expenses of $3,431,025 for the corresponding quarter of the previous fiscal year. The decrease in expenses reflects the Company's reduction in staff in administrative areas, including production, marketing and program management departments. During the quarter ended January 31, 1997, the Company recorded an expense of $466,875 upon the issuance of restricted Class A Common Stock to Hyatt Ventures, Inc. in exchange for the execution of an agreement necessary during a bid process with Qantas.

         Interest income of $545,132 for the quarter ended January 31, 1998 increased from $403,772 for the quarter ended January 31, 1997. The interest arose principally out of short-term investments of working capital. The increase in income is due to the higher average cash balance during the first quarter of fiscal 1998 compared to fiscal 1997.

         Interest expense was $3,761 for the quarter ended January 31, 1998 compared to none for the quarter ended January 31, 1997. The increase is due to capital lease agreements that the Company entered into during the second quarter of fiscal 1997. The leases expire in September 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 1998, the Company had working capital of approximately $32.4 million. The Company's primary source of funding has been through equity offerings. Since the Company has no backlog after the installation of the Entertainment Network on two remaining Swissair aircraft, the Company expects that losses will continue for the foreseeable future. As a result, unless funds are received from additional financings, working capital is expected to continue to decrease.

         During the quarter ended January 31, 1998, the Company generated $1.8 million of cash from operating activities, an increase of $6.8 million from the corresponding period of the previous fiscal year. The cash provided by operations during the quarter ended January 31, 1998 is primarily a result of decreases in accounts receivable and inventories and an increase in accrued product warranties, partly offset by decreases in accounts payable and deferred revenue.

         Purchases of property and equipment for the quarter ended January 31, 1998 were $5,694 compared to $12.0 million for the quarter ended January 31, 1997. Capital expenditures for the first quarter of fiscal 1997 were primarily related to the manufacture of the system under the Debonair agreement, the installation of systems on three aircraft under the Swissair Agreement, and research and development equipment.

         On December 17, 1997, the Board of Directors authorized the Company to repurchase shares of its Class A Common Stock on the open market. As of January 31, 1998, the Company had repurchased 326,800 shares at prices ranging from $0.75 to $1.00 per share.

         At January 31, 1998, the Company's material capital commitments were
(i) purchase orders of approximately $4.0 million relating primarily to inventory purchases and (ii) its obligations under the Swissair Agreement.

         The Company is currently using its working capital to finance its current expenses, including installations, equipment purchases, product development, inventory and other expenses associated with the delivery and installation of the Swissair systems. The Company believes that its current cash balances will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. However, in the event the Company were to obtain additional orders for systems (as to which there can be no assurance), the Company may require significant additional financing for manufacture, assembly and installation of any such future orders. The Company may also in the future elect to explore business opportunities, including additional applications for its technologies other than in-flight entertainment. To do so, the Company would require significant additional capital for research and development and, if such development efforts are successful, for marketing, manufacturing and installing its new products. Alternatively, the Company is considering seeking opportunities to acquire or develop other business in which to deploy its cash resources. No assurance can be given that any such alternative opportunities could be located, or if located, could be successfully acquired and operated profitably.

FORWARD-LOOKING INFORMATION

         Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the failure of passenger use of the systems to generate sufficient revenues, the inability of the Company to convince customers to purchase its systems, the failure to execute definitive agreements with additional airlines on favorable terms or at all, cost overruns in connection with the Company's current contracts, failure of installed systems to perform in accordance with system specifications, the failure of the Company to receive sufficient financing to perform under any new airline contracts or to perform sufficient future research and development, the impact of competition and downward pricing pressures, the effect of changing economic conditions and conditions in the airline industry, the inability of the Company to locate, evaluate, purchase and operate other businesses, the impact of any changes in domestic and foreign regulatory environments or the Company's inability to obtain requisite government approvals, risks in technology development, the risks involved in currency fluctuations, and the other risks and uncertainties detailed in the Company's Annual Report on Form 10-KSB and amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1997.

PART II. OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

           3.1(1)*         -        Certificate of Ownership and Merger

           3.2(1)*         -        Amended and Restated Certificate of Incorporation of
                                    the Registrant

           3.3(1)*         -        Certificate of Amendment of Amended and Restated Certificate of
                                    Incorporation of Registrant

           3.4(1)*         -        By-laws of the Registrant

           4.5(1)*         -        Form of Underwriter's Unit Purchase Option

           4.6(1)*         -        Specimen of Class A Common Stock Certificate

           4.7(1)*         -        Specimen of Class B Common Stock Certificate

           4.10(2)*        -        Specimen of Class D Warrant Certificate

           4.11(4)*        -        Stock Purchase Warrant, dated as of November 7, 1996, issued to
                                    FortuNet, Inc.

           4.12(4)*        -        Stock Purchase Warrant, dated as of November 12, 1996,
                                    issued to Houlihan Lokey Howard & Zukin

           27              -        Financial Data Schedule


--------------------------

* Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997 and Amendment No. 1 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission.


(b)      REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended January 31, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 9, 1998                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.


                                                    By: /s/ Michail Itkis
                                                       Michail Itkis
                                                       Chief Executive Officer


                                                    By: /s/ John W. Alderfer
                                                       John W. Alderfer
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

3.4(1)                 By-laws of the Registrant                                                    *

4.5(1)                 Form of Underwriter's Unit Purchase Option                                   *

4.6(1)                 Specimen of Class A Common Stock Certificate                                 *

4.7(1)                 Specimen of Class B Common Stock Certificate                                 *

4.10(2)                Specimen of Class D Warrant Certificate                                      *

4.11(4)                Stock Purchase Warrant, dated as of November 7, 1996, issued to              *
                       FortuNet, Inc.

4.12(4)                Stock Purchase Warrant, dated as of November 12, 1996, issued to             *
                       Houlihan Lokey Howard & Zukin

27                     Financial Data Schedule                                                      16

---------------------------

* Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997 and Amendment No. 1 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission.