Form 10QSB
period 1998-04-30
INTERACTIVE FLIGHT TECHNOLOGIES INC
filed 1998-06-05
CIK 932021

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended April 30, 1998

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

                                 Yes X    No ___

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                          Outstanding at May 29, 1998
                 -----                          ---------------------------
      Class A Common Stock, $.01 par value      17,324,224 shares
      Class B Common Stock, $.01 par value      3,733,334 shares

                  Transitional Small Business Disclosure Format

                                 Yes ___    No X

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                      INDEX




                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

      Condensed Balance Sheets as of April 30, 1998
      (unaudited) and October 31, 1997 (audited).............................. 3

      Condensed Statements of Operations for the Three Months
      and Six Months Ended April 30, 1998 and 1997 (unaudited)................ 4

      Condensed Statements of Cash Flows for the Six Months
      Ended April 30, 1998 and 1997 (unaudited)............................... 5

      Notes to Condensed Financial Statements ................................ 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................. 7


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings....................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................13

SIGNATURES....................................................................14

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS


                                                      APRIL 30,        OCTOBER 31,
                     ASSETS                             1998              1997
                                                    -------------     -------------
                                                     (UNAUDITED)
Current assets:
   Cash and cash equivalents                        $  40,706,887     $  36,890,454
   Short-term investment securities                     1,698,772         2,137,084
   Accounts receivable                                    544,225         5,654,118
   Inventories, net of reserves of $11,635,327
    and $11,179,895, respectively                       1,107,379         6,110,761
   Prepaid expenses                                       329,505           253,771
   Other current assets                                   692,270           606,883
                                                    -------------     -------------
        Total current assets                           45,079,038        51,653,071
                                                    -------------     -------------

Investment securities                                   1,509,290                --
Property and equipment, net of accumulated
   depreciation of $4,934,603 and $9,555,383,
   respectively                                         2,344,510         2,959,539
Deposits                                                  621,845           166,845
                                                    -------------     -------------

        Total assets                                $  49,554,683     $  54,779,455
                                                    =============     =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $   1,879,473     $   5,747,833
   Accrued liabilities                                  3,990,616         4,248,222
   Deferred revenue                                       190,844         2,383,904
   Accrued severance costs                                 55,000            55,000
   Accrued maintenance costs                            1,138,313         1,286,873
   Accrued product warranties                           6,856,503         4,610,687
   Current maturities of capital lease
    obligations                                            84,876            80,753
                                                    -------------     -------------
        Total current liabilities                      14,195,625        18,413,272
                                                    -------------     -------------

Accrued severance costs, noncurrent                        27,500            55,000
Capital lease obligations, less current
   maturities                                              33,346            76,840
                                                    -------------     -------------
        Total liabilities                              14,256,471        18,545,112
                                                    -------------     -------------

Stockholders' equity:
   Preferred stock, par value $0.01 per share,
    5,000,000 shares authorized, none issued                   --                --
   Class A common stock, one vote per share, par
    value $0.01 per share, 40,000,000 shares
    authorized; 18,377,724 and 18,189,995 shares
    issued, respectively                                  183,777           181,900
   Class B common stock, six votes per share,
    par value $0.01 per share, 4,000,000 shares
    authorized; 3,733,334 shares issued and
    outstanding including 3,200,000 shares held
    in escrow                                              37,334            37,334
   Additional paid-in capital                         112,223,734       112,037,882
   Accumulated deficit                                (76,135,654)      (76,022,773)
   Treasury stock, at cost; 1,053,500 and 0
    shares, respectively                               (1,010,979)               --
                                                    -------------     -------------
        Total stockholders' equity                     35,298,212        36,234,343
                                                    -------------     -------------

        Total liabilities and stockholders' equity  $  49,554,683     $  54,779,455
                                                    =============     =============

            See accompanying notes to condensed financial statements.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                     Three Months                      Six Months
                                                    Ended April 30,                  Ended April 30,
                                            -----------------------------     -----------------------------
                                                1998             1997             1998             1997
                                            ------------     ------------     ------------     ------------
Revenue:
   Equipment sales                          $  4,569,337     $  2,329,422     $ 17,860,563     $  2,478,131
   Service income                                162,825           31,940          281,264          109,236
                                            ------------     ------------     ------------     ------------
                                               4,732,162        2,361,362       18,141,827        2,587,367
                                            ------------     ------------     ------------     ------------

Costs and expenses:
   Cost of equipment sales                     3,768,459        6,155,089       15,335,854        8,879,913
   Cost of service income                          7,257           13,828           12,957           95,527
   Provision for doubtful accounts                    --           13,725               --          150,315
   Research and development expenses             482,389        2,080,017        1,092,316        4,646,361
   Marketing and administrative expenses       1,271,967        2,996,333        2,878,398        6,434,330
   Bad debt recoveries                                --       (1,064,284)              --       (1,064,284)
                                            ------------     ------------     ------------     ------------
                                               5,530,072       10,194,708       19,319,525       19,142,162
                                            ------------     ------------     ------------     ------------
        Operating loss                           797,910        7,833,346        1,177,698       16,554,795

Other:
   Interest income                               526,180          489,663        1,071,312          893,435
   Interest expense                               (3,234)          (1,041)          (6,995)          (1,041)
   Other, net                                        500          (66,655)             500          (66,655)
                                            ------------     ------------     ------------     ------------
        Net loss                                 274,464     $  7,411,379     $    112,881     $ 15,729,056
                                            ============     ============     ============     ============

Basic and diluted net loss per share        $      (0.02)    $      (0.40)    $      (0.01)    $      (1.00)
                                            ============     ============     ============     ============

Weighted average shares outstanding           17,992,968       18,723,062       18,363,703       15,690,289
                                            ============     ============     ============     ============

            See accompanying notes to condensed financial statements.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                 UNAUDITED


                                                                        Six Months Ended April 30,
                                                                       -----------------------------
                                                                           1998             1997
                                                                       ------------     ------------
Cash flows from operating activities:
   Net loss                                                            $   (112,881)    $(15,729,056)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
       Provision for inventory obsolescence                                      --          800,000
       Loss on sale of equipment                                                 --           66,655
       Depreciation and amortization                                        641,419          802,154
       Expense recognized upon issuance of stock options and
            shares of Class A common stock                                       --          479,436
       Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                    5,109,893         (854,008)
            Decrease in allowance for doubtful accounts                          --       (1,446,111)
            Decrease (increase) in inventories                            5,003,382      (13,674,814)
            Increase in prepaid expenses, other current assets and
                deposits                                                   (616,121)        (376,543)
            Increase (decrease) in accounts payable                      (3,868,360)       3,234,154
            Increase (decrease)  in accrued liabilities and
                maintenance                                                (218,437)         523,187
            Decrease in deferred revenue                                 (2,193,060)              --
            Decrease in accrued severance costs                             (27,500)        (502,500)
            Increase in accrued product warranties                        2,245,816          502,506
                                                                       ------------     ------------
                Net cash provided by (used in) operating activities       5,964,151      (26,174,940)
                                                                       ------------     ------------

Cash flows from investing activities:
   Purchases of investments                                              (1,305,593)              --
   Maturities of investments                                                234,615        6,810,275
   Purchases of property and equipment                                      (26,390)      (8,532,103)
                                                                       ------------     ------------
                Net cash used in investing activities                    (1,097,368)      (1,721,828)
                                                                       ------------     ------------

Cash flows from financing activities:
   Payments on capital lease obligations                                    (39,371)          (9,561)
   Purchases of treasury stock                                           (1,010,979)              --
   Redemption of Class B warrants                                                --          (40,576)
   Proceeds from issuance of common stock                                        --       73,589,775
   Registration costs                                                            --       (4,481,164)
                                                                       ------------     ------------
                Net cash provided by (used in) financing activities      (1,050,350)      69,058,474
                                                                       ------------     ------------

                Increase in cash and cash equivalents                     3,816,433       41,161,706

Cash and cash equivalents at beginning of period                         36,890,454        7,736,345
                                                                       ------------     ------------
Cash and cash equivalents at end of period                             $ 40,706,887     $ 48,898,051
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

      The results of operations for the three months and six months ended April 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

2)    COMPUTATION OF NET LOSS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") which specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. This Statement is effective for both interim and annual periods ending after December 15, 1997. The Company adopted the provisions of SFAS No. 128 effective November 1, 1997. Net loss per share for the three months and six months ended April 30, 1997 has been restated to conform to SFAS No. 128.

3)    TREASURY STOCK

      On December 17, 1997, the Board of Directors authorized the Company to repurchase shares of its Class A Common Stock on the open market. As of April 30, 1998, the Company had repurchased 1,053,500 shares at prices ranging from $0.75 to $1.00 per share.

4)    CONTINGENCIES

      On March 6, 1998, the Company was named as a nominal defendant in a derivative action filed in the Supreme Court of the State of New York. The lawsuit names ten current and former officers and directors of the Company and alleges various breaches of fiduciary duty. The complaint seeks at least $50,000,000 in damages and an injunction against the defendants taking any action to manage the Company. The plaintiffs have recently filed an amended complaint, seeking the same relief, to which the defendants have yet to respond. The defendants intend to defend the actions vigorously.

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

      The Company had originally based its business plan on allowing airlines to finance the purchase of the system out of a share of gaming revenues without paying any money down. However, gaming revenues from the operation of the system have proven to be insufficient to support the financing of the system. As a result, the Company sought to have airlines finance the purchase and installation of the system themselves, with the Company receiving only a limited percentage of revenues from the Entertainment Networks.

      The decision of the Company not to finance system purchases out of future contingent revenues eliminated certain potential customers who do not have the resources to finance the systems independently. Moreover, the Company has had to attempt to justify the costs of the Entertainment Networks (both purchase and operational) based solely on a perceived competitive need, rather than on ancillary revenue. The perception of that need depends on the phase of the business cycle in the airline industry, as airlines are more likely to invest in competitive factors at times when competition for customers is intense. With load factors at a historically high level, this is a difficult phase of the industry cycle for airlines to justify purchases of the Entertainment Network.

             The Company's continuation in the in-flight entertainment business has been dependent upon its ability to obtain future major orders. As of April 30, 1998, the only order for the Company's Entertainment Network consists of a letter of intent from Swissair for $3,970,000, which is for first and business class installations on three Swissair MD-11 aircraft that are being added to the Swissair fleet in November 1998. The Company has also received a letter of intent from Swissair for $3,975,000 to extend the warranty on all installed systems for a second and third year. The Company has had no success in pursuing other major airlines to fill its pipeline following the completion of the installation phase of the initial Swissair program in March 1998. Because of the lack of prospects for success in obtaining additional orders, and in order to reduce its expenses further, the Company terminated almost all sales and marketing efforts as of May 29, 1998. Although the Company may respond to any requests for proposals it receives from airlines, the decision not to continue to invest resources in sales and marketing reflects the fact that the Company has no significant prospects for additional revenue from in-flight entertainment other than those related to the two letters of intent from Swissair. Moreover, the Company's prior decision not to expend money on developing the next generation of the Entertainment Network means that any technological leads it had in this area can be expected to dissipate quickly. As a consequence, the Company may well not be able to compete in the in-flight entertainment business even if market conditions were to improve.

      The Company believes that it has cash and liquidity resources in excess of that required to fulfill its current contractual commitments, although this will depend in large part on the ability of the Company to fulfill those obligations in an efficient manner. Because of the difficulties in obtaining new in-flight entertainment customers, the Company has begun actively looking for possible acquisitions in other lines of business. The Company is working to identify specific areas for alternative business development or acquisition which can use the Company's principal assets -- its cash and net operating losses. There can be no assurance that the Company will find acceptable opportunities for alternative business development or acquisition, or that the Company will be successful in entering or operating in alternative business areas. In addition, the Company has used in the past, and may continue to use, a portion of its cash to repurchase its own shares.

SWISSAIR INSTALLATIONS

      The Company's main agreement with Swissair requires the Company to install and maintain the Entertainment Network in the first, business and economy class sections of three aircraft at no cost and in only the first and business class of another sixteen aircraft at an average price of $1.7 million per aircraft. As of April 30, 1998, the Company had completed all installations under the initial Swissair program. The Company is responsible for maintenance costs through September 1998 for all nineteen aircraft. The Swissair agreement also provides a one-year warranty (which would be extended to three years under the recent letter of intent) on all of the Entertainment Networks and requires specific software and hardware upgrades to the Entertainment Networks. Development of these upgrades is not complete. If the upgrades are not completed by specified deadlines, the Company will face significant penalties.

      The Company must also meet operational reliability criteria for the Entertainment Networks. The Company is working to further improve the reliability of the system through software revisions and through design improvements. The Company believes that the reliability goals for the system can be met; however, there can be no assurance that technical obstacles may not prove more difficult than anticipated or that as yet undetermined issues will not appear. The Company is subject to certain penalties, which could be substantial, if the Entertainment Networks do not meet these operational reliability criteria through the year 2003. Avoiding these penalties may require the Company to continue to maintain a presence in the in-flight entertainment business even if it pursues other businesses.

      In conjunction with the Swissair agreement, the Company has an agreement with Interkantonale Landeslotterie ("ILL"), a Swiss non-profit organization that organizes lotteries in Switzerland. Pursuant to the agreements, any net gaming profits generated from the Swissair Entertainment Networks are to be divided between the three parties with 4% being paid to the ILL and the remaining 96% being divided between the Company and Swissair based on a priority of expenses. As of April 30, 1998, the Company's cumulative portion of the net gaming profits generated by the Swissair systems was $30,167.

      Pursuant to a separate Media Programming Services Agreement with Swissair, the Company may bill Swissair for costs incurred related to the supply of program material and other entertainment programming costs. Swissair receives all entertainment programming revenues generated by the Entertainment Networks.

      As previously noted, the Company has recently entered into two letters of intent with Swissair. The first is for a $3,970,000 order for first and business class installations on three Swissair MD-11 aircraft that are being added to the Swissair fleet in November 1998. The Company has also received a letter of intent from Swissair for $3,975,000 to extend the warranty on all installed systems for a second and third year. No assurance can be given that these letters of intent will actually become signed contracts.

OTHER INSTALLATIONS

      With regard to other airlines, the Company had an agreement with Debonair to manufacture, assemble, deliver, install, operate and maintain the Entertainment Network on six aircraft. In February 1998, the Company and Debonair signed a Termination Agreement under which Debonair removed the Entertainment Network from the one aircraft on which it had been installed and the Company paid $134,235 in settlement of its obligations to Debonair. Pursuant to a contract with Alitalia Airlines, the Company delivered five first generation systems for installation on Alitalia aircraft during fiscal 1996. However, Alitalia installed only four of these five Entertainment Networks and did not purchase sufficient spare parts to support continued operation of the systems. Alitalia has ceased operation of the systems, and the Company has ceased supporting the systems. To date, no contractual resolution has been sought by either party.

RESULTS OF OPERATIONS

      Revenues for the quarter ended April 30, 1998 were $4,732,162, an increase of $2,370,800 (or 100%) over revenues of $2,361,362 for the corresponding quarter of the previous fiscal year. Revenues for the six months ended April 30, 1998 were $18,141,827, an increase of $15,554,460 (or 601%) over revenues of
$2,587,367 in the corresponding period of the previous fiscal year. Equipment sales generated during the three months and six months ended April 30, 1998 were principally from the installation of the Entertainment Networks on Swissair aircraft. During the three and six months ended April 30, 1998, the Company completed installations under the initial Swissair program on seven aircraft and nine aircraft, respectively. During the six months ended April 30, 1997, the Company completed installations of the Entertainment Network on two Swissair aircraft. Service income of $162,825 and $281,264 for the three months and six months ended April 30, 1998, respectively, was principally generated from services provided to Swissair pursuant to a Media Programming Services Agreement, the Company's share of gaming profits generated by the Swissair systems and revenue earned under the Swissair Letter of Intent to extend the warranty. Service income of $31,940 and $109,236 for the three months and six months ended April 30, 1997, respectively, was primarily derived from entertainment programming services provided to Alitalia and another air carrier.

      Cost of equipment sales and service income for the quarter ended April 30, 1998 were $3,775,716, an increase of $2,393,201 (or 39%) over cost of sales of $6,168,917 for the corresponding quarter of the previous fiscal year. Cost of equipment sales and service income for the six months ended April 30, 1998 were $15,348,811, an increase of $6,373,371 (or 71%) over cost of sales of $8,975,440 in the corresponding period of the previous fiscal year. As a percentage of revenue, cost of equipment sales and service were 80% and 85% for the three and six months ended April 30, 1998, respectively, compared to 261% and 347% for the three and six months ended April 30, 1997, respectively. The increase in cost of sales is due to the installations on additional Swissair aircraft during the first six months of fiscal 1998. Pursuant to the Swissair agreement, the Company is responsible for all costs related to the installation of the Entertainment Networks on the Swissair aircraft and maintenance costs of the systems until September 1998. Both the installation and maintenance required under the Swissair agreement are out-sourced by the Company to third parties. Cost of equipment sales includes materials, installation and maintenance costs, as well as estimated warranty costs and costs of upgrades to the Swissair Entertainment Networks that the Company is contractually committed to providing to Swissair. Cost of equipment sales and service income for the six months ended April
30, 1997 also included provisions for inventory obsolescence of $800,000 and scrapped inventory and rework adjustments of $3,462,684. The scrapped inventory resulted from the re-design of certain components of the Entertainment Network during the first quarter of fiscal 1997.

      There was no provision for doubtful accounts during the three months and six months ended April 30, 1998, compared to $13,725 and $150,315 for the three months and six months ended April 30, 1997, respectively. Fiscal 1997 provisions resulted from entertainment programming services provided under the Alitalia agreement.

      Bad debt recoveries of $1,064,284 during the three months and six months ended April 30, 1997 resulted from the recovery of accounts receivable under the Alitalia agreement which were reserved for during the Company's fourth quarter of its fiscal year ended October 31, 1996.

      Research and development expenses for the quarter ended April 30, 1998 were $482,389, a decrease of $1,597,628 (or 77%) over expenses of $2,080,017 for the corresponding quarter of the previous fiscal year. Research and development expenses for the six months ended April 30, 1998 were $1,092,316, a decrease of $3,554,045 (or 76%) over expenses of $4,646,361 in the corresponding period of the previous fiscal year. The decrease in expenses reflects the Company's decision not to develop the next generation of the Entertainment Network and the resulting reduction in staff and professional fees. The Company does not plan to continue its research and development beyond those efforts that are required contractually by the Swissair agreement. The Swissair agreement requires the Company to provide specific upgrades to the Entertainment Network currently installed on Swissair aircraft. The Company expects to complete the development and implementation of these upgrades by December 1998 and does not plan to develop any further upgrades to the Entertainment Network. The anticipated costs of developing these upgrades were included in the Company's statements of operations as a cost of equipment sales upon installations of the systems. The Company expects to continue any development efforts that are required to support the Swissair system reliability guarantees through the year 2003.

      Marketing and administrative expenses for the quarter ended April 30, 1998 were $1,271,967, a decrease of $1,724,366 (or 58%) over expenses of $2,996,333 for the corresponding quarter of the previous fiscal year. Marketing and administrative expenses for the six months ended April 30, 1998 were $2,878,398, a decrease of $3,555,932 (or 55%) over expenses of $6,434,330 for the corresponding period of the previous fiscal year. The decrease in expenses reflects the Company's reduction in staff in administrative areas, including production, marketing and program management departments. The Company has further reduced its sales and marketing efforts and other administrative expenses subsequent to April 30, 1998.

      Interest income of $526,180 and $1,071,312 for the three months and six months ended April 30, 1998 increased from $489,663 and $893,435 for the three months and six months ended April 30, 1997, respectively. The interest arose principally out of short-term investments of working capital. The increase in income is due to the higher average cash balance during the first six months of fiscal 1998 compared to fiscal 1997.

      Interest expense was $3,234 and $6,995 for the three months and six months ended April 30, 1998 compared to $1,041 for the three months and six months ended April 30, 1997. The increase in expense is due to capital lease agreements that the Company entered into during the second quarter of fiscal 1997. The leases expire in September 1999.

      Other income of $500 for the three months and six months ended April 30, 1998 and other expense of $66,655 for the three months and six months ended April 30, 1997 represents the net loss or gain on sales of equipment.

LIQUIDITY AND CAPITAL RESOURCES

      At April 30, 1998, the Company had working capital of approximately $30.9 million. The Company's primary source of funding has been through equity offerings. Excluding any payments to be received under the Swissair Letter of Intent to extend the warranty, the Company's backlog consists only of installations on three Swissair aircraft. Therefore, the Company does not expect any significant profit for the foreseeable future. As a result working capital may continue to decrease.

      During the six months ended April 30, 1998, the Company generated $6.0 million of cash from operating activities, an increase of $32.1 million from the corresponding period of the previous fiscal year. The cash provided by operations during the six months ended April 30, 1998 is primarily a result of decreases in accounts receivable and inventories and an increase in accrued product warranties, partly offset by decreases in accounts payable and deferred revenue.

      Purchases of property and equipment for the six months ended April 30, 1998 were $26,390 compared to $8.5 million for the six months ended April 30, 1997. Capital expenditures for the first six months of fiscal 1997 were primarily related to the manufacture of the system under the Debonair agreement, the installation of systems on three aircraft under the Swissair Agreement, and research and development equipment.

      On December 17, 1997, the Board of Directors authorized the Company to repurchase shares of its Class A Common Stock on the open market. As of April 30, 1998, the Company had repurchased 1,053,500 shares at prices ranging from $0.75 to $1.00 per share.

      On May 27, 1998, the Company executed a lease termination agreement for its office space in California. Pursuant to the termination agreement, the Company paid $6,604 to terminate its lease as of May 31, 1998. Additionally, the Company executed a lease surrender agreement as of May 12, 1998 for a portion of its office space in Arizona. Pursuant to the surrender agreement, the Company surrendered a portion of its leased premises in exchange for a reduction in the monthly rental rate.

      At April 30, 1998, the Company's material capital commitments were purchase orders of approximately $2.8 million relating primarily to inventory purchases for its obligations under the Swissair Agreements.

      The Company is currently using its working capital to finance its current expenses, including installations, product development, inventory purchases, repairs and other expenses associated with the delivery and installation of the Swissair systems. The Company believes that its current cash balances will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. However, in the event the Company were to obtain additional orders for systems (which the Company does not consider likely), the Company may require significant additional financing for manufacture, assembly and installation of any such future orders. As an alternative, as previously noted, the Company is seeking opportunities to acquire or develop other business in which to deploy its cash resources. No assurance can be given that any such alternative opportunities can be located, or if located, could be successfully acquired and operated profitably.

FORWARD-LOOKING INFORMATION

      Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, but are not limited to, cost overruns in connection with the Company's current and future contracts, failure of installed systems to perform in accordance with system specifications, the failure to execute definitive agreements relating to the letters of intent with Swissair, the inability of the Company to locate, evaluate, purchase and operate other businesses, the inability of the Company to convince airlines to purchase its systems, the failure of the Company to receive sufficient financing to perform under any new airline contracts, the impact of competition and downward pricing pressures, the effect of changing economic conditions and conditions in the airline and other industries, the impact of any changes in domestic and foreign regulatory environments, the Company's inability to obtain requisite government approvals, technology changes, currency fluctuations, and the other risks and uncertainties detailed in the Company's Annual Report on Form 10-KSB and amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1997.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      On March 6, 1998, the Company was named as a nominal defendant in a derivative action filed in the Supreme Court of the State of New York, County of New York, entitled Barington Capital Group, L.P. et al. v. Yuri Itkis et al. (no. 98103878). The lawsuit names ten current and former officers and directors of the Company and alleges various breaches of fiduciary duty. The complaint seeks at least $50,000,000 in damages and an injunction against the defendants taking any action to manage the Company. The plaintiffs have recently filed an amended complaint, seeking the same relief, to which the defendants have yet to respond. The defendants intend to defend the actions vigorously.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

        3.1(1)*   -     Certificate of Ownership and Merger
        3.2(1)*   -     Amended and Restated Certificate of
                        Incorporation of the Registrant
        3.3(1)*   -     Certificate of Amendment of Amended and Restated
                        Certificate of Incorporation of Registrant
        3.4(1)*   -     By-laws of the Registrant
        4.5(1)*   -     Form of Underwriter's Unit Purchase Option
        4.6(1)*   -     Specimen of Class A Common Stock Certificate
        4.7(1)*   -     Specimen of Class B Common Stock Certificate
        4.10(2)*  -     Specimen of Class D Warrant Certificate
        4.11(4)*  -     Stock Purchase Warrant, dated as of November 7, 1996,
                        issued to FortuNet, Inc.
        4.12(4)*  -     Stock Purchase Warrant, dated as of November 12, 1996,
                        issued to Houlihan Lokey Howard & Zukin
       10.20      -     Debonair Termination Agreement, dated as of February 13,
                        1998
       10.21      -     Lease Termination Agreement, dated as of May 27, 1998
       10.22      -     Lease Surrender Agreement, dated as of May 12, 1998
       27         -     Financial Data Schedule
       27.1       -     Financial Data Schedule, Restated Fiscal Years Ended
                        October 31, 1997 and 1996
       27.2       -     Financial Data Schedule, Restated Quarters 1, 2, and 3
                        of Fiscal Year Ended October 31, 1997

----------
* Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997 and Amendment No. 1 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission.

(b)   REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the quarter ended April 30, 1998.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 5, 1998                 INTERACTIVE FLIGHT TECHNOLOGIES, INC.


                                    By: /s/ Michail Itkis
                                       --------------------------------
                                       Michail Itkis
                                       Chief Executive Officer


                                    By: /s/ John W. Alderfer
                                       --------------------------------
                                       John W. Alderfer
                                       Chief Financial Officer

                                INDEX OF EXHIBITS


Exhibit No.                        Description                          Page No.
-----------                        -----------                          --------

 3.1(1)         Certificate of Ownership and Merger                        *
 3.2(1)         Amended and Restated Certificate of                        *
                Incorporation of the Registrant
 3.3(1)         Certificate of Amendment of Amended and                    *
                Restated Certificate of Incorporation of
                Registrant
 3.4(1)         By-laws of the Registrant                                  *
 4.5(1)         Form of Underwriter's Unit Purchase Option                 *
 4.6(1)         Specimen of Class A Common Stock Certificate               *
 4.7(1)         Specimen of Class B Common Stock Certificate               *
 4.10(2)        Specimen of Class D Warrant Certificate                    *
 4.11(4)        Stock Purchase Warrant, dated as of November               *
                7, 1996, issued to FortuNet, Inc.
 4.12(4)        Stock Purchase Warrant, dated as of November               *
                12, 1996, issued to Houlihan Lokey Howard &
                Zukin
10.20           Debonair Termination Agreement, dated as of
                February 13, 1998                                          19
10.21           Lease Termination Agreement, dated as of May
                27, 1998                                                   21
10.22           Lease Surrender Agreement, dated as of May
                12, 1998                                                   26
27              Financial Data Schedule                                    16
27.1            Financial Data Schedule, Restated Fiscal
                Years Ended October 31, 1997 and 1996                      17
27.2            Financial Data Schedule, Restated Quarters 1,
                2, and 3 of Fiscal Year Ended October 31, 1997             18

----------
* Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997 and Amendment No. 1 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission.