Form 10QSB
period 1998-07-31
INTERACTIVE FLIGHT TECHNOLOGIES INC
filed 1998-09-15
CIK 932021

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                 --------------

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended July 31, 1998

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

                        Yes [X]           No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                         Outstanding at August 31, 1998
                  -----                         ------------------------------
      Class A Common Stock, $.01 par value             16,082,637 shares
      Class B Common Stock, $.01 par value              3,733,334 shares

                Transitional Small Business Disclosure Format

                        Yes [ ]           No [X]

              INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND SUBSIDIARY
                                      INDEX


                                                                                   PAGE
                                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

      Condensed Consolidated Balance Sheets as of
      July 31, 1998 (unaudited) and October 31, 1997 (audited) ...............      3

      Condensed Consolidated Statements of Operations for the Three Months and
      Nine Months Ended July 31, 1998 and 1997 (unaudited) ...................      4

      Condensed Consolidated Statements of Cash Flows for the
      Nine Months Ended July 31, 1998 and 1997 (unaudited) ...................      5

      Notes to Condensed Consolidated Financial Statements ...................      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ....................................   8


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings ...................................................     16

Item 6.  Exhibits and Reports on Form 8-K ....................................     16

SIGNATURES ...................................................................     17

              INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           JULY 31,            OCTOBER 31,
                        ASSETS                              1998                  1997
                                                         -------------        -------------
                                                          (UNAUDITED)
Current assets:
   Cash and cash equivalents                             $  36,420,771        $  36,890,454
   Short-term investment securities                          3,555,428            2,137,084
   Accounts receivable                                         758,975            5,654,118
   Inventories, net of reserves of $8,149,209 and
     $11,179,895                                             1,442,064            6,110,761
   Prepaid expenses                                            243,349              253,771
   Other current assets                                        351,981              606,883
                                                         -------------        -------------
        Total current assets                                42,772,568           51,653,071
                                                         -------------        -------------

Investment securities                                          928,846                   --
Goodwill, net of amortization of $1,168                        541,982                   --
Property and equipment, net of accumulated
   depreciation of $2,024,760 and $9,555,383,
   respectively                                              2,253,567            2,959,539
Deposits                                                       623,933              166,845
                                                         -------------        -------------

        Total assets                                     $  47,120,896        $  54,779,455
                                                         =============        =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $   1,059,038        $   5,747,833
   Accrued liabilities                                       3,493,704            4,248,222
   Deferred revenue                                             72,997            2,383,904
   Accrued severance costs                                      55,000               55,000
   Accrued maintenance costs                                   601,970            1,286,873
   Accrued product warranties                                6,739,164            4,610,687
   Current maturities of capital lease obligations              87,015               80,753
   Note payable                                                125,000                   --
                                                         -------------        -------------
        Total current liabilities                           12,233,888           18,413,272
                                                         -------------        -------------

Accrued severance costs, noncurrent                             13,750               55,000
Capital lease obligations, less current maturities              10,773               76,840
                                                         -------------        -------------
                   Total liabilities                        12,258,411           18,545,112
                                                         -------------        -------------

Stockholders' equity:
   Preferred stock, par value $0.01 per share,
    5,000,000 shares authorized, none issued                        --                   --
   Class A common stock, one vote per share, par
    value $0.01 per share, 40,000,000 shares
    authorized; 18,377,724 and 18,189,995 shares
    issued, respectively                                       183,777              181,900
   Class B common stock, six votes per share, par
    value $0.01 per share, 4,000,000 shares authorized;
    3,733,334 shares issued and outstanding including
    3,200,000 shares held in escrow                             37,334               37,334
   Additional paid-in capital                              112,223,734          112,037,882
   Accumulated deficit                                     (76,571,381)         (76,022,773)
   Treasury stock, at cost; 1,053,500 shares                (1,010,979)                  --
                                                         -------------        -------------
        Total stockholders' equity                          34,862,485           36,234,343
                                                         -------------        -------------

        Total liabilities and stockholders' equity       $  47,120,896        $  54,779,455
                                                         =============        =============


     See accompanying notes to condensed consolidated financial statements.

              INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                    Three Months                            Nine Months
                                                    Ended July 31,                          Ended July 31,
                                           --------------------------------        --------------------------------
                                               1998                1997                1998                1997
                                           ------------        ------------        ------------        ------------
Revenue:
   Equipment sales                         $    178,056        $  1,164,711        $ 18,038,619        $  3,642,842
   Service income                               260,965             377,787             542,229             487,023
                                           ------------        ------------        ------------        ------------
                                                439,021           1,542,498          18,580,848           4,129,865
                                           ------------        ------------        ------------        ------------

Costs and expenses:
   Cost of equipment sales                      187,428           2,961,451          15,523,282          11,841,364
   Cost of service income                         9,320              64,971              22,277             160,498
   Provision for doubtful
     accounts                                        --              29,004                  --             179,319
   Research and development
     expenses                                        --           1,442,066           1,092,316           6,088,427
   Marketing and
     administrative expenses                  1,512,599           2,860,263           4,390,997           9,294,593
   Unusual charges                             (190,000)         13,065,133            (190,000)         13,065,133
   Bad debt recoveries                               --                  --                  --          (1,064,284)
                                           ------------        ------------        ------------        ------------
                                              1,519,347          20,422,888          20,838,872          39,565,050
                                           ------------        ------------        ------------        ------------
        Operating loss                        1,080,326          18,880,390           2,258,024          35,435,185

Other:
   Interest income                              637,152             774,991           1,708,464           1,668,426
   Interest expense                              (2,732)             (3,200)             (9,727)             (7,643)
   Other, net                                    10,179             (53,823)             10,679            (117,076)
                                           ------------        ------------        ------------        ------------
        Net loss                                435,727        $ 18,162,422        $    548,608        $ 33,891,478
                                           ============        ============        ============        ============


Basic and diluted net loss per share       $      (0.02)       $      (0.97)       $      (0.03)       $      (2.03)
                                           ============        ============        ============        ============

Weighted average shares outstanding          17,867,758          18,733,336          18,203,334          16,701,238
                                           ============        ============        ============        ============


     See accompanying notes to condensed consolidated financial statements.

              INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                            Nine Months Ended July 31,
                                                                         --------------------------------
                                                                             1998                1997
                                                                         ------------        ------------
Cash flows from operating activities:
   Net loss                                                              $   (548,608)       $(33,891,478)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
       Provision for doubtful accounts                                             --             179,320
       Provision for inventory valuation                                           --           1,979,879
       Loss on disposal of equipment                                               --             117,661
       Unusual charge                                                              --          13,065,133
       Depreciation and amortization                                          966,975           1,301,818
       Expense recognized upon issuance of stock options,
            warrants and shares of common stock                                    --             480,749
       Changes in assets and liabilities, net of acquisition:
            Decrease (increase) in accounts receivable                      4,960,143          (3,679,062)
            Decrease in allowance for doubtful accounts                            --          (1,597,381)
            Decrease (increase) in inventories                              4,668,697         (17,437,262)
            Increase in prepaid expenses, other current assets and
               deposits                                                      (179,678)           (224,248)
            Decrease in accounts payable                                   (4,688,795)         (2,140,079)
            Increase (decrease) in accrued liabilities and
               maintenance                                                 (1,251,687)            534,898
            Increase (decrease) in deferred revenue                        (2,310,907)            854,298
            Decrease in accrued severance costs                               (41,250)           (553,750)
            Increase in accrued product warranties                          2,128,477             786,784
                                                                         ------------        ------------
               Net cash provided by (used in) operating activities          3,703,367         (40,222,720)
                                                                         ------------        ------------

Cash flows from investing activities:
   Purchases of investment securities                                      (2,808,549)                 --
   Maturities of investment securities                                        461,356           6,810,275
   Purchase of Johnny Valet, Inc.                                            (688,736)                 --
   Purchases of property and equipment                                        (66,337)         (7,322,002)
                                                                         ------------        ------------
               Net cash used in investing activities                       (3,102,266)           (511,727)
                                                                         ------------        ------------

Cash flows from financing activities:
   Payments on capital lease obligations                                      (59,805)            (27,906)
   Purchases of treasury stock                                             (1,010,979)                  --
   Redemption of Class B warrants                                                  --             (40,576)
   Proceeds from issuance of common stock                                          --          73,589,775
   Registration costs                                                              --          (4,481,164)
                                                                         ------------        ------------
               Net cash provided by (used in) financing activities         (1,070,784)         69,040,129
                                                                         ------------        ------------

               Increase (decrease) in cash and cash equivalents              (469,683)         28,305,682

Cash and cash equivalents at beginning of period                           36,890,454           7,736,345

                                                                         ------------        ------------
Cash and cash equivalents at end of period                               $ 36,420,771        $ 36,042,027
                                                                         ============        ============


     See accompanying notes to condensed consolidated financial statements.

              INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements include the accounts of Interactive Flight Technologies, Inc. and its wholly owned subsidiary (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

       The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the fiscal year ended October 31, 1997, included in the Company's Annual Report on Form 10-KSB and amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1997.

      The results of operations for the three months and nine months ended July 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

(2) ACQUISITION AND SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES

      On July 24, 1998, the Company purchased the assets and business of Johnny Valet, Inc., a retail dry cleaning plant in San Diego, California. The Company paid $688,736 in cash and signed a note payable of $125,000. The non-interest-bearing note is due on January 10, 1999. The acquisition was accounted for utilizing the purchase method of accounting and the results of operations of Johnny Valet, Inc. have been included in the accompanying financial statements beginning July 24, 1998. The excess of the purchase price over the fair value of assets acquired of $543,150 was recorded as goodwill and is being amortized over ten years.

(3) STOCK REPURCHASE PROGRAM

      On December 17, 1997, the Board of Directors authorized the Company to repurchase shares of its Class A Common Stock on the open market. As of July 31, 1998, the Company had repurchased 1,053,500 shares at prices ranging from $0.75 to $1.00 per share.

(4) COMMITMENTS

      As of August 31, 1998, the Company has entered into various Letters of Intent to acquire the assets and businesses of retail dry cleaning plants located in San Diego, California and Phoenix, Arizona. The purchases are conditioned upon successful assignment of facility leases, satisfactory completion of Phase I and Phase II environmental studies and completion of other financial due diligence.

(5) CONTINGENCIES

      On March 6, 1998, the Company was named as a nominal defendant in a derivative action filed in the Supreme Court of the State of New York. The lawsuit names ten current and former officers and directors of the Company and alleges various breaches of fiduciary duty. The complaint seeks at least $50,000,000 in damages and an injunction against the defendants taking any action to manage the Company. The plaintiffs have filed an amended complaint, seeking the same relief, to which the defendants have responded. The defendants have moved to dismiss the action with prejudice for lack of subject matter jurisdiction, and intend to defend the action vigorously.

              INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Interactive Flight Technologies, Inc. and Subsidiary ("the Company") has been engaged in the development, manufacture, installation and operation of a computer-based in-flight entertainment network ("Entertainment Network" or "system"), which provides aircraft passengers the opportunity to view movies, purchase goods and services, play computer games and, in certain cases where permitted by applicable law, gamble through an in-seat video touch screen.

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

      The Company's continuation in the in-flight entertainment business has been dependent upon its ability to obtain future major orders. As of July 31, 1998, the only order for the Company's Entertainment Network consists of a letter of intent from Swissair for $3,970,000, which is for first and business class installations on three Swissair MD-11 aircraft that are scheduled to be added to the Swissair fleet in November 1998. The Company has also received a letter of intent from Swissair for $3,975,000 to extend the warranty on all installed systems for a second and third year. The Company has had no success in pursuing other major airlines to fill its pipeline following the completion of the installation phase of the initial Swissair program in March 1998. Because of the lack of prospects for success in obtaining additional orders, and in order to reduce its expenses further, the Company terminated almost all sales and marketing efforts as of May 29, 1998. Although the Company may respond to any requests for proposals it receives from airlines, the decision not to continue to invest resources in sales and marketing reflects the fact that the Company has no significant prospects for additional revenue from in-flight entertainment other than those related to the two letters of intent from Swissair. Moreover, the Company's prior decision not to expend money on developing the next generation of the Entertainment Network means that any technological leads it had in this area can be expected to dissipate quickly. As a consequence, the Company may well not be able to compete in the in-flight entertainment business even if market conditions were to improve.

      The Company believes that it has cash and liquidity resources in excess of that required to fulfill its current contractual commitments, although this will depend in large part on the ability of the Company to fulfill those obligations in an efficient manner. Because of the difficulties in obtaining new in-flight entertainment customers, the Company has elected to re-deploy its capital, which consists primarily of cash and tax net operating carry forwards. The Company intends to acquire and develop dry cleaning businesses in large population centers in the United States. The dry cleaning business has traditionally been a highly fragmented industry, with the vast majority of the locations owned by individuals. The Company believes the dry cleaning industry is ready for consolidation and many individual owners will increasingly turn to public consolidators as their exit strategy. The Company intends to implement standard operating procedures, effective cash controls, uniform site and location criteria, as well as customer service programs and brand name marketing designed to result in greater efficiency, appeal, and customer service resulting in greater profits and cash flow. There can be no assurance that the Company will find acceptable opportunities for business development or acquisition, or that the Company will be successful in entering and operating in the dry cleaning industry. In addition, the Company has used in the past, and may continue to use, a portion of its cash to repurchase its own shares.

      On July 24, 1998, the Company implemented its strategy to start or acquire a significant number of dry cleaning businesses across the United States. The Company acquired the assets and business of Johnny Valet, Inc., a retail dry cleaning plant in San Diego, California, for $813,736. The acquisition represents the Company's initial foray into the dry cleaning business and what the Company believes will be the first of many acquisitions in the industry.

SWISSAIR INSTALLATIONS

      The Company's main agreement with Swissair required the Company to install and maintain the Entertainment Network in the first, business and economy class sections of three aircraft at no cost and in only the first and business class of another sixteen aircraft at an average price of $1.7 million per aircraft. As of July 31, 1998, the Company had completed all installations under the initial Swissair program. The Company is responsible for maintenance costs through September 1998 for all nineteen aircraft. The Swissair agreement also provides a one-year warranty (which would be extended to three years under the recent letter of intent) on all of the Entertainment Networks and requires specific software and hardware upgrades to the Entertainment Networks. Development of these upgrades is not complete. If the upgrades are not completed by specified deadlines, the Company will face significant penalties.

      The Company must also meet operational reliability criteria for the Entertainment Networks. The Company is working to further improve the reliability of the system through software revisions and through design improvements. The Company believes that the reliability goals for the system can be met; however, there can be no assurance that technical obstacles may not prove more difficult than anticipated or that as yet undetermined issues will not appear. The Company is subject to certain penalties, which could be substantial, if the Entertainment Networks do not meet these operational reliability criteria through the year 2003. Avoiding these penalties may require the Company to continue to maintain a presence in the in-flight entertainment business even though it has entered the dry cleaning industry.

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

      As previously noted, the Company has recently entered into two letters of intent with Swissair. The first relates to a $3,970,000 order for first and business class installations on three Swissair MD-11 aircraft that are being added to the Swissair fleet in November 1998. The Company has also received a letter of intent from Swissair for $3,975,000 to extend the warranty on all installed systems for a second and third year. No assurance can be given that these letters of intent will actually become signed contracts.

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

RESULTS OF OPERATIONS

      Revenues for the quarter ended July 31, 1998 were $439,021, a decrease of $1,103,477 (or 72%) over revenues of $1,542,498 for the corresponding quarter of the previous fiscal year. Revenues for the nine months ended July 31, 1998 were $18,580,848, an increase of $14,450,983 (or 350%) over revenues of $4,129,865 in the corresponding period of the previous fiscal year. Revenues in each period consist of equipment sales (principally from the installation of the Entertainment Networks on Swissair aircraft) and service income. During the nine months ended July 31, 1998 and 1997, the Company completed installations under the initial Swissair program on ten and five aircraft, respectively, while revenues from equipment sales rose 395% from $3.6 million to $18.0 million, since three of the installations in fiscal 1997 were not revenue producing. Revenues from equipment sales declined by 85% to $178,056 in the third quarter of 1998 from $1,164,711 in the prior year third quarter as a result of the substantial completion of the initial Swissair installation program. Service income of $260,965 and $542,229 for the three months and nine months ended July 31, 1998, respectively, was principally generated from services provided to Swissair pursuant to the Media Programming Services Agreement, the Company's share of gaming profits generated by the Swissair systems and revenue earned under the Swissair Letter of Intent to extend the warranty. Also included in service income for the three months and nine months ended July 31, 1998 is $24,273 of sales from the Company's initial dry cleaning plant acquired on July 24, 1998. Service income of $377,787 and $487,023 for the three months and nine months ended July 31, 1997, respectively, was primarily derived from a Product Identification/Product Development Agreement with Qantas Airways and entertainment programming services provided to Alitalia and another air carrier.

      Cost of equipment sales and service income for the quarter ended July 31, 1998 was $196,748, a decrease of $2,829,674 (or 93%) over the comparable figure of $3,026,422 for the corresponding quarter of the previous fiscal year. Cost of equipment sales and service income for the nine months ended July 31, 1998 was $15,545,559, an increase of $3,543,697 (or 30%) over cost of sales of $12,001,862 in the corresponding period of the previous fiscal year. Cost of equipment sales includes materials, installation and maintenance costs, as well as estimated warranty costs and costs of upgrades to the Swissair Entertainment Networks that the Company is contractually committed to providing to Swissair. The increase in the cost of equipment sales is primarily due to the installations on ten Swissair aircraft during the first nine months of fiscal 1998 compared to five aircraft during the first nine months of fiscal 1997. As a percentage of revenue, cost of equipment sales and service income declined to 84% in the first nine months of 1998 from 291% in the first nine months of 1997, and declined to 45% in the third quarter of 1998 from 196% in the third quarter of 1997. The improvement in the gross margin percentage for the nine-month period and the third quarter stems partly from a reduction in estimated warranty costs for completed systems and the inclusion in the nine months ended July 31, 1997 of provisions for inventory obsolescence, unusable inventory and rework adjustments of $5,861,339.

      There was no provision for doubtful accounts during the three months and nine months ended July 31, 1998, compared to $29,004 and $179,319 for the three months and nine months ended July 31, 1997, respectively. Fiscal 1997 provisions resulted from entertainment programming services provided under the Alitalia agreement.

      Bad debt recoveries of $1,064,284 during the nine months ended July 31, 1997 resulted from the recovery of accounts receivable under the Alitalia agreement which were reserved for during the Company's fourth quarter of its fiscal year ended October 31, 1996.

      Research and development expenses for the three months ended July 31, 1998 were $0, a decrease of $1,442,066 (or 100%) over expenses of $1,442,066 for the corresponding quarter of the previous fiscal year. Research and development expenses for the nine months ended July 31, 1998 were $1,092,316, a decrease of $4,996,111 (or 82%) over expenses of $6,088,427 in the corresponding period of the previous fiscal year. The decrease in expenses reflects the Company's decision not to develop the next generation of the Entertainment Network and the resulting reduction in staff and professional fees. The Company does not plan to continue its research and development beyond those efforts that are required contractually by the Swissair agreement. The Swissair agreement requires the Company to provide specific upgrades to the Entertainment Network currently installed on Swissair aircraft. The Company expects to complete the development and implementation of these upgrades by December 1998 and does not plan to develop any further upgrades to the Entertainment Network. The anticipated costs of developing these upgrades were included in the Company's statements of operations as a cost of equipment sales upon installations of the systems. The Company expects to continue any development efforts that are required to support the Swissair system reliability guarantees through the year 2003.

      Marketing and administrative expenses for the quarter ended July 31, 1998 were $1,512,599, a decrease of $1,347,664 (or 47%) over expenses of $2,860,263 for the corresponding quarter of the previous fiscal year. Marketing and administrative expenses for the nine months ended July 31, 1998 were $4,390,997, a decrease of $4,903,596 (or 53%) over expenses of $9,294,593 for the corresponding period of the previous fiscal year. The decrease in expenses reflects the Company's reduction in staff in administrative areas, including production, marketing and program management departments. As of May 29, 1998, the Company terminated almost all sales and marketing efforts related to the Entertainment Network.

      Recoveries of unusual charges for the three months and nine months ended July 31, 1998 of $190,000 are a result of a decline in the number of Entertainment Networks requiring maintenance. The estimated maintenance costs of Entertainment Networks installed in the economy cabin of Swissair aircraft were recognized as an unusual charge in fiscal 1997. Unusual charges for the three months and nine months ended July 31, 1997 represent the costs of Entertainment Networks on three aircraft transferred to Swissair at no charge. In addition to the hardware costs, the Company is also responsible for the installation and maintenance costs for these systems through September 1998. Total hardware, installation, maintenance and warranty costs incurred and expected to be incurred for these three systems were estimated by management to be $13,065,133.

      Interest income was $637,152 and $1,708,464 for the three months and nine months ended July 31, 1998 compared to $774,991 and $1,668,426 for the three months and nine months ended July 31, 1997, respectively. The interest arose principally out of short-term investments of working capital. The increase in income is due to the higher average cash balance during the first nine months of fiscal 1998 compared to fiscal 1997.

      Interest expense was $2,732 and $9,727 for the three months and nine months ended July 31, 1998 compared to $3,200 and $7,643 for the three months and nine months ended July 31, 1997, respectively. The increase in expense is due to capital lease agreements that the Company entered into during the second quarter of fiscal 1997. The leases expire in September 1999.

      Other income of $10,179 and $10,679 for the three months and nine months ended July 31, 1998 and other expense of $53,823 and $117,076 for the three months and nine months ended July 31, 1997, respectively, represents the net loss or gain on sales of equipment and scrapped inventory.

LIQUIDITY AND CAPITAL RESOURCES

      At July 31, 1998, the Company had working capital of approximately $30.5 million. The Company's primary source of funding has been through equity offerings. Excluding any payments to be received under the Swissair Letter of Intent to extend the warranty, the Company's backlog consists only of installations on three Swissair aircraft. Therefore, the Company does not expect any significant profit from its in-flight entertainment business for the foreseeable future. As a result, working capital may continue to decrease.

      During the nine months ended July 31, 1998, the Company generated $3.7 million of cash from operating activities, an increase of $43.9 million from the corresponding period of the previous fiscal year. The cash provided by operations during the nine months ended July 31, 1998 is primarily a result of decreases in accounts receivable and inventories and an increase in accrued product warranties, partly offset by decreases in accounts payable, accrued liabilities and deferred revenue.

      Purchases of property and equipment for the nine months ended July 31, 1998 were $66,337 compared to $7.3 million for the nine months ended July 31, 1997. Capital expenditures for the first nine months of fiscal 1997 were primarily related to the manufacture of the system under the Debonair agreement, the installation of systems on three aircraft under the Swissair Agreement, and research and development equipment.

      On July 24, 1998, the Company acquired the assets and business of Johnny Valet, Inc., a retail dry cleaning plant in San Diego, California. The Company paid $688,736 in cash and signed a non-interest-bearing note for $125,000. The note is due January 10, 1999. The Company also entered into a facility lease requiring monthly payments of $4,897 through August 31, 2000.

      On December 17, 1997, the Board of Directors authorized the Company to repurchase shares of its Class A Common Stock on the open market. As of July 31, 1998, the Company had repurchased 1,053,500 shares at prices ranging from $0.75 to $1.00 per share.

      At July 31, 1998, the Company's material capital commitments were purchase orders of approximately $2.3 million relating primarily to inventory purchases for its obligations under the Swissair Agreements. As of August 31, 1998, the Company has entered into various Letters of Intent to acquire the assets and businesses of retail dry cleaning plants in San Diego, California and Phoenix, Arizona.

      The Company is currently using its working capital to finance its current expenses, including installations, product development, inventory purchases, repairs and other expenses associated with the delivery and installation of the Swissair systems. The Company believes that its current cash balances will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. However, in the event the Company were to obtain additional orders for systems (which the Company does not consider likely), the Company may require significant additional financing for manufacture, assembly and installation of any such future orders. Additionally, the Company has implemented a strategy to start or acquire a significant number of dry cleaning businesses in large population centers of the United States. The acquisition of these businesses and integration into the Company's operating plan will require working capital.

RISKS ASSOCIATED WITH YEAR 2000

      The year 2000 issue is the result of computer programs being written using two digits rather than four to define the year, thus rendering them incapable of properly managing and manipulating data that includes 21st century dates. The Company has performed an assessment of its Entertainment Network for year 2000 issues. The Entertainment Network is a Microsoft Windows NT 4.0 based network system that uses a four-digit year identifier and is therefore year 2000 compliant. The Company believes that its products have no inherent date sensitive features. The Company has also reviewed its existing software systems utilized in the planning, purchasing, manufacturing, product development and accounting areas and believes these systems are all year 2000 compliant. The Company does not believe the year 2000 issue will pose significant operational problems for the Company.

The Company continues to evaluate the estimated costs associated with its year 2000 compliance efforts and does not expect the future costs to be material. However, no assurance can be given that the Company will not incur additional expenses pursuing year 2000 compliance. Furthermore, even if the Company's systems are year 2000 compliant, there can be no assurance that the Company will not be adversely affected by the failure of others to become year 2000 compliant. For example, the Company may be adversely affected by, among other things, warranty and other claims made by the Company's customers related to product failures caused by the year 2000 problem, the disruption or inaccuracy of data provided to the Company by non-year 2000 compliant third parties, and the failure of the Company's service providers to become year 2000 compliant. The Company will continue to monitor the progress of its material vendors and customers and formulate a contingency plan at that point in time when the Company does not believe a material vendor or customer will be compliant. Despite the Company's efforts to date, there can be no assurance that the year 2000 problem will not have a material adverse affect on the Company in the future.

FORWARD-LOOKING INFORMATION

      Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, but are not limited to, cost overruns in connection with the Company's current and future contracts, failure of installed systems to perform in accordance with system specifications, the failure to execute definitive agreements relating to the letters of intent with Swissair, the inability of the Company to locate, evaluate, purchase and operate other businesses, the inability of the Company to convince airlines to purchase its systems, the failure of the Company to receive sufficient financing to perform under any new airline contracts, the impact of competition and downward pricing pressures, the effect of changing economic conditions and conditions in the airline and other industries, year 2000 issues, the impact of any changes in domestic and foreign regulatory environments, the Company's inability to obtain requisite government approvals, technology changes, currency fluctuations, and the other risks and uncertainties detailed in the Company's Annual Report on Form 10-KSB and amendment No. 1 to the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1997.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On March 6, 1998, the Company was named as a nominal defendant in a derivative action filed in the Supreme Court of the State of New York, County of New York, entitled Barington Capital Group, L.P. et al. v. Yuri Itkis et al. (no. 98103878). The lawsuit names ten current and former officers and directors of the Company and alleges various breaches of fiduciary duty. The complaint seeks at least $50,000,000 in damages and an injunction against the defendants taking any action to manage the Company. The plaintiffs have filed an amended complaint, seeking the same relief, to which the defendants have responded. The defendants have moved to dismiss the action with prejudice for lack of subject matter jurisdiction, and intend to defend the action vigorously.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

        3.1(1)*   -     Certificate of Ownership and Merger

        3.2(1)*   -     Amended and Restated Certificate of Incorporation
                        of the Registrant

        3.3(1)*   -     Certificate of Amendment of Amended and Restated
                        Certificate of Incorporation of Registrant

        3.4(1)*   -     By-laws of the Registrant

        4.5(1)*   -     Form of Underwriter's Unit Purchase Option

        4.6(1)*   -     Specimen of Class A Common Stock Certificate

        4.7(1)*   -     Specimen of Class B Common Stock Certificate

        4.10(2)*  -     Specimen of Class D Warrant Certificate

        4.11(4)*  -     Stock Purchase Warrant, dated as of November 7, 1996,
                        issued to FortuNet, Inc.

        4.12(4)*  -     Stock Purchase Warrant, dated as of November 12, 1996,
                        issued to Houlihan Lokey Howard & Zukin

       10.20      -     Amendment to Severance Compensation Agreement, dated as
                        of August 28, 1998

       10.21      -     Second Amendment to Employment Agreement, dated as of
                        August 28, 1998

       10.22      -     Second Amendment to Employment Agreement, dated as of
                        August 28, 1998

       27         -     Financial Data Schedule

--------------------------

* Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997 and Amendment No. 1 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission.


(b)   REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the quarter ended July 31, 1998.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   September 15, 1998         INTERACTIVE FLIGHT TECHNOLOGIES, INC.


                                    By:   /s/ Michail Itkis
                                       ---------------------------------------
                                       Michail Itkis
                                       Chief Executive Officer


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

 4.5(1)         Form of Underwriter's Unit Purchase Option          *

 4.6(1)         Specimen of Class A Common Stock Certificate        *

 4.7(1)         Specimen of Class B Common Stock Certificate        *

 4.10(2)        Specimen of Class D Warrant Certificate             *

 4.11(4)        Stock Purchase Warrant, dated as of November 7,
                1996, issued to FortuNet, Inc.                      *

 4.12(4)        Stock Purchase Warrant, dated as of November        *
                12, 1996, issued to Houlihan Lokey Howard &
                Zukin

10.20           Amendment to Severance Compensation Agreement,      19
                dated as of August 28, 1998

10.21           Second Amendment to Employment Agreement,           20
                dated as of August 28, 1998

10.22           Second Amendment to Employment Agreement,           21
                dated as of August 28, 1998

27              Financial Data Schedule                             22

---------------------------

* Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997 and Amendment No. 1 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission.