Form 10QSB/A
period 1998-07-31
INTERACTIVE FLIGHT TECHNOLOGIES INC
filed 1998-09-21
CIK 932021

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                  Amendment #1
                                 --------------

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended July 31, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to _______

                           Commission File No. 0-25668
                                               -------

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                     11-3197148
   ------------------------------                   ---------------------
  (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation of Organization)                   Identification Number)

                            4041 North Central Avenue
                                   Suite 2000
                             Phoenix, Arizona 85012
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (602) 200-8900
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
               ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

              INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND SUBSIDIARY
                                      Index



                                                                                                 PAGE
                                                                                                 ----

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         July 31, 1998 (unaudited) and October 31, 1997 (audited).................................. 3

         Condensed Consolidated Statements of Operations for the Three
         Months and Nine Months Ended July 31, 1998 and 1997 (unaudited)........................... 4

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended July 31, 1998 and 1997 (unaudited)...................................... 5

         Notes to Condensed Consolidated Financial Statements ..................................... 6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................................................8


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.........................................................................16

Item 6.  Exhibits and Reports on Form 8-K..........................................................16

SIGNATURES.........................................................................................17

              INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                                              July 31,            October 31,
                                Assets                                          1998                  1997
                                                                           --------------        --------------
                                                                            (unaudited)

Current assets:
    Cash and cash equivalents                                              $ 36,420,771        $ 36,890,454
    Short-term investment securities                                          3,555,428           2,137,084
    Accounts receivable                                                         758,975           5,654,118
    Inventories, net of reserves of $8,149,209 and $11,179,895                1,442,064           6,110,761
    Prepaid expenses                                                            243,349             253,771
    Other current assets                                                        351,981             606,883
                                                                           ------------        ------------
           Total current assets                                              42,772,568          51,653,071
                                                                           ------------        ------------

Investment securities                                                           928,846                  --
Goodwill, net of amortization of $1,168                                         541,982                  --
Property and equipment, net of accumulated depreciation of $2,024,760
    and $9,555,383, respectively                                              2,253,567           2,959,539
Deposits                                                                        623,933             166,845
                                                                           ------------        ------------
           Total assets                                                    $ 47,120,896        $ 54,779,455
                                                                           ============        ============

                 Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                       $  1,059,038        $  5,747,833
    Accrued liabilities                                                       3,493,704           4,248,222
    Deferred revenue                                                             72,997           2,383,904
    Accrued severance costs                                                      55,000              55,000
    Accrued maintenance costs                                                   601,970           1,286,873
    Accrued product warranties                                                6,739,164           4,610,687
    Current maturities of capital lease obligations                              87,015              80,753
    Note payable                                                                125,000                  --
                                                                           ------------        ------------
           Total current liabilities                                         12,233,888          18,413,272
                                                                           ------------        ------------
Accrued severance costs, noncurrent                                              13,750              55,000
Capital lease obligations, less current maturities                               10,773              76,840
                                                                           ------------        ------------
                   Total liabilities                                         12,258,411          18,545,112
                                                                           ------------        ------------

Stockholders' equity:
    Preferred stock, par value $0.01 per share, 5,000,000 shares
       authorized, none issued                                                       --                  --
    Class A common stock, one vote per share, par value $0.01 per share, 40,000,000 shares authorized; 18,377,724 and 18,189,995
      shares issued, respectively                                               183,777             181,900
    Class B common stock, six votes per share, par value $0.01 per share, 4,000,000 shares authorized; 3,733,334 shares issued and
      outstanding including 3,200,000 shares held in escrow                      37,334              37,334
    Additional paid-in capital                                              112,223,734         112,037,882
    Accumulated deficit                                                     (76,571,381)        (76,022,773)
    Treasury stock, at cost; 1,053,500 shares                                (1,010,979)                 --
                                                                           ------------        ------------
           Total stockholders' equity                                        34,862,485          36,234,343
                                                                           ------------        ------------
           Total liabilities and stockholders' equity                      $ 47,120,896        $ 54,779,455
                                                                           ============        ============

     See accompanying notes to condensed consolidated financial statements.

              INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                                Three Months                   Nine Months
                                               Ended July 31,                 Ended July 31,
                                         ----------------------------    ----------------------------
                                             1998            1997            1998            1997
                                         ------------    ------------    ------------    ------------
Revenue:
     Equipment sales                     $    178,056    $  1,164,711    $ 18,038,619    $  3,642,842
     Service income                           260,965         377,787         542,229         487,023
                                         ------------    ------------    ------------    ------------
                                              439,021       1,542,498      18,580,848       4,129,865
                                         ------------    ------------    ------------    ------------

Costs and expenses:

     Cost of equipment sales                  187,428       2,961,451      15,523,282      11,841,364
     Cost of service income                     9,320          64,971          22,277         160,498
     Provision for doubtful accounts             --            29,004            --           179,319
     Research and development expenses           --         1,442,066       1,092,316       6,088,427
     Marketing and administrative
       expenses                             1,512,599       2,860,263       4,390,997       9,294,593

      Unusual charges                        (190,000)     13,065,133        (190,000)     13,065,133
      Bad debt recoveries                        --              --              --        (1,064,284)
                                         ------------    ------------    ------------    ------------
                                            1,519,347      20,422,888      20,838,872      39,565,050
                                         ------------    ------------    ------------    ------------
           Operating loss                   1,080,326      18,880,390       2,258,024      35,435,185

Other:
     Interest income                          637,152         774,991       1,708,464       1,668,426
     Interest expense                          (2,732)         (3,200)         (9,727)         (7,643)
     Other, net                                10,179         (53,823)         10,679        (117,076)
                                         ------------    ------------    ------------    ------------
           Net loss                           435,727    $ 18,162,422    $    548,608    $ 33,891,478
                                         ============    ============    ============    ============
Basic and diluted net loss per share     $      (0.02)   $      (0.97)   $      (0.03)   $      (2.03)
                                         ============    ============    ============    ============
Weighted average shares outstanding        17,867,758      18,733,336      18,203,334      16,701,238
                                         ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

              INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                Nine Months Ended July 31,
                                                                          ----------------------------------------
                                                                                1998                  1997
                                                                          ------------------    ------------------
Cash flows from operating activities:
    Net loss                                                                $   (548,608)        $(33,891,478)
    Adjustments to reconcile net loss to net cash provided by (used
      in) operating activities:
         Provision for doubtful accounts                                            --                179,320
         Provision for inventory valuation                                          --              1,979,879
         Loss on disposal of equipment                                              --                117,661
         Unusual charge                                                             --             13,065,133
         Depreciation and amortization                                           966,975            1,301,818
         Expense recognized upon issuance of stock options,
           warrants and shares of common stock                                      --                480,749
         Changes in assets and liabilities, net of acquisition:

              Decrease (increase) in accounts receivable                       4,960,143           (3,679,062)
              Decrease in allowance for doubtful accounts                           --             (1,597,381)
              Decrease (increase) in inventories                               4,668,697          (17,437,262)
              Increase in prepaid expenses, other current assets and
                deposits                                                        (179,678)            (224,248)
              Decrease in accounts payable                                    (4,688,795)          (2,140,079)
              Increase (decrease) in accrued liabilities
                and maintenance                                               (1,251,687)             534,898
              Increase (decrease) in deferred revenue                         (2,310,907)             854,298
              Decrease in accrued severance costs                                (41,250)            (553,750)
              Increase in accrued product warranties                           2,128,477              786,784
                                                                            ------------         ------------
               Net cash provided by (used in) operating activities             3,703,367          (40,222,720)
                                                                            ------------         ------------

Cash flows from investing activities:

    Purchases of investment securities                                        (2,808,549)                --
    Maturities of investment securities                                          461,356            6,810,275
    Purchase of Johnny Valet, Inc.                                              (688,736)                --
    Purchases of property and equipment                                          (66,337)          (7,322,002)

                                                                            ------------         ------------
                    Net cash used in investing activities                     (3,102,266)            (511,727)
                                                                            ------------         ------------

Cash flows from financing activities:
    Payments on capital lease obligations                                        (59,805)             (27,906)
    Purchases of treasury stock                                               (1,010,979)                --
     Redemption of Class B warrants                                                 --                (40,576)
     Proceeds from issuance of common stock                                         --             73,589,775
     Registration costs                                                             --             (4,481,164)
                                                                            ------------         ------------
              Net cash provided by (used in) financing activities             (1,070,784)          69,040,129
                                                                            ------------         ------------

              Increase (decrease) in cash and cash equivalents                  (469,683)          28,305,682

Cash and cash equivalents at beginning of period                              36,890,454            7,736,345
                                                                            ------------         ------------
Cash and cash equivalents at end of period                                  $ 36,420,771         $ 36,042,027
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

(5)   Contingencies

     On March 6, 1998, the Company was named as a nominal defendant in a derivative action filed in the Supreme Court of the State of New York by Barington Capital Group. The lawsuit names ten current and former officers and directors of the Company and alleges various breaches of fiduciary duty. The complaint seeks at least $50,000,000 in damages and an injunction against the defendants taking any action to manage the Company. The plaintiffs have filed an amended complaint, seeking the same relief, to which the defendants have responded. The defendants intend to defend the actions vigorously.

     On August 25, 1998 Ocean Castle Partners, LLC ("OCP") filed preliminary consent solicitation material with the Securities and Exchange Commission requesting other shareholders to join with OCP to remove the Company's existing board and elect a slate of directors proposed by OCP. OCP and its affiliates claim to own about 34% of the Company's voting rights. On August 31, 1998, the Company filed suit in the Delaware Chancery Court alleging that OCP had engaged in illegal vote buying and improper disclosure. On September 2, 1998, OCP filed preliminary consent solicitation/proxy material with the Securities and Exchange Commission. The preliminary consent solicitation/proxy material indicates OCP intends to oppose the proposed 5 to 1 reverse split of the common stock. The Company has been informed by the Nasdaq that its Class A Common Stock is to be delisted from the Nasdaq National Market System because it has been trading below $1.00 per share. The Company had filed an appeal with the Nasdaq based on the anticipated impact of reverse stock split. On September 15, 1998, the proxy contest for control of the Board of Directors for the Company was settled and the nominees of OCP were elected to all the seats on the board and the former members of the board resigned. As a result, the current board is comprised of Irwin L. Gross, Chairman, Charles T. Condy, Stephen Schachman, M. Moshe Porat and James W. Fox. The Company has engaged three of its former executives, Messrs. Michail Itkis, Thomas Metzler and John Alderfer, as consultants in connection with its Swissair agreements. New management met with the Nasdaq Qualifications Hearing Panel on September 17, 1998 for the purpose of delaying the delisting of the Company's Class A Common Stock. There is no assurance that such delisting will be delayed.

     The Company manufactured and installed the in-flight entertainment system in the first and business class cabins of Swissair Airlines flight 111 that, on September 2, 1998, en route from New York to Geneva Switzerland, crashed off the coast of Nova Scotia. Any crash of a commercial passenger aircraft results in an extensive investigation of the cause by the FAA and other relevant agencies of the United States and other governments. Unless the cause of a crash is immediately apparent, such an investigation may take as long as two years to complete. During an investigation, suppliers such as the Company are required to cooperate in providing extensive data and assistance. At the present time the Company has no reason to believe that its in-flight entertainment system was in any way responsible for the crash.

     On September 9, 1998, the Company was named as a nominal defendant in another derivative action filed in the Superior Court of Arizona, Maricopa County, by the Berington Capital Group. The lawsuit again named ten former officers and directors of the Company, as well as OCP, and alleges the same various breaches of fiduciary duty as well as illegal vote buying and seeks an injunction against the defendants to, among other things, delay the Annual Meeting of Stockholders. On September 16, 1998, the Court in Arizona issued a Temporary Restraining Order and Order To Show Cause delaying the Annual Meeting pursuant to an ex parte order. A hearing is scheduled for September 23, 1998, and the defendants intend to defend the actions vigorously.




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

     On September 9, 1998, the Company was named as a nominal defendant in another derivative action filed in the Superior Court of Arizona, Maricopa County, by the Berington Capital Group, L.P. The lawsuit again named ten former officers and directors of the Company, as well as OCP, and alleges the same various breaches of fiduciary duty as well as illegal vote buying and seeks an injunction against the defendants to, among other things, delay the Annual Meeting of Stockholders. On September 16, 1998, the Court in Arizona issued a Temporary Restraining Order and Order To Show Cause delaying the Annual Meeting pursuant to an ex parte order. A hearing is scheduled for September 23, 1998, and the defendants intend to defend the actions vigorously.


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


Dated:   September 19, 1998          INTERACTIVE FLIGHT TECHNOLOGIES, INC.


                                     By: /s/ Irwin L. Gross
                                         ---------------------------------------
                                             Irwin L. Gross
                                             Chief Executive Officer

                                INDEX OF EXHIBITS

Exhibit No.                                     Description                                     Page No.
-----------                                     -----------                                     --------
 3.1(1)                Certificate of Ownership and Merger                                          *
 3.2(1)                Amended and Restated Certificate of Incorporation of the Registrant          *
 3.3(1)                Certificate of Amendment of Amended and Restated Certificate of
                       Incorporation of Registrant                                                  *
 3.4(1)                By-laws of the Registrant                                                    *
 4.5(1)                Form of Underwriter's Unit Purchase Option                                   *
 4.6(1)                Specimen of Class A Common Stock Certificate                                 *
 4.7(1)                Specimen of Class B Common Stock Certificate                                 *
 4.10(2)               Specimen of Class D Warrant Certificate                                      *
 4.11(4)               Stock Purchase Warrant, dated as of November 7, 1996, issued to
                       FortuNet, Inc.                                                               *
 4.12(4)               Stock Purchase Warrant, dated as of November 12, 1996, issued to
                       Houlihan Lokey Howard & Zukin                                                *
10.20                  Amendment to Severance Compensation Agreement, dated as of August
                       28, 1998                                                                    19
10.21                  Second Amendment to Employment Agreement, dated as of August 28,
                       1998                                                                        20
10.22                  Second Amendment to Employment Agreement, dated as of August
                       28, 1998                                                                    21
27                     Financial Data Schedule                                                     22


---------------------------

* Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997 and Amendment No. 1 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission.