Form 10-K
period 1998-10-31
INTERACTIVE FLIGHT TECHNOLOGIES INC
filed 1999-01-20
CIK 932021

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                            ------------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended October 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________.

                          COMMISSION FILE NO. 0-25668
                                              -------


                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                DELAWARE                                    11-3197148
    -------------------------------                     -------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)


                             4041 N. CENTRAL AVENUE
                             PHOENIX, ARIZONA 85012
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (602) 200-8900
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

              Title of each Class                   Name of Each Exchange on Which Registered
-----------------------------------------------     -----------------------------------------
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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

    The Issuer's revenues for the fiscal year ended October 31, 1998 were $19,142,961.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant on January 8, 1999 was approximately $15,967,494, based on the closing sales price of the Class A Common Stock on such date as reported by the Nasdaq National Market.

    The number of shares outstanding of each of the Issuer's classes of common equity, as of January 8, 1999 was 5,317,900 shares of Class A Common Stock, $0.01 par value, and 1,185,186 shares of Class B Common Stock, $0.01 par value.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant's Definitive Proxy Statement relating to the Registrant's 1999 Annual Meeting of Stockholders, to be filed by the Registrant with the Securities and Exchange Commission on or before February 28, 1999, is hereby incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                 Transitional Small Business Disclosure Format:

                                Yes     No X
                                   ---    ---

================================================================================

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I....................................................................    1

  ITEM 1 -- DESCRIPTION OF BUSINESS.......................................    1

  ITEM 2 -- DESCRIPTION OF PROPERTY.......................................    7

  ITEM 3 -- LEGAL PROCEEDINGS.............................................    7

  ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    8

PART II...................................................................    9

  ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......    9

  ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...........................    9

  ITEM 7 -- FINANCIAL STATEMENTS..........................................   15

  ITEM 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...........................   15

PART III..................................................................   16

  ITEMS 9 - 12 -- DOCUMENTS INCORPORATED BY REFERENCE.....................   16

  ITEM 13 -- EXHIBITS AND REPORTS ON FORM 8-K.............................   16

SIGNATURES................................................................   18

FINANCIAL STATEMENTS......................................................  F-1

                                     PART I

ITEM I -- DESCRIPTION OF BUSINESS

THE COMPANY

     Interactive Flight Technologies, Inc. and subsidiary (the "Company") has been engaged in the development, assembly, installation and operation of a computer-based in-flight entertainment network (the "Entertainment Network" or the "IFEN-2").

     On September 15, 1998, the former management and Board of Directors resigned and elected the current directors as the Board of the Company. The current Board was reelected by the stockholders of the Company at the Annual Meeting held on October 30, 1998. The new management of the Company has been evaluating the in-flight entertainment business and the opportunities presented by technology related to such business and is developing a strategic plan to take advantage of the opportunities associated with the in-flight entertainment business and the technologies related thereto for alternative markets. New management is pursuing a sale to or a strategic alliance with other entities in the in-flight entertainment business in order to maximize the potential of the Entertainment Network. In addition, new management is currently evaluating technology related businesses that may build upon the Company's core competencies, as well as other technology related business opportunities. New management is evaluating how to re-deploy the Company's capital to exploit such potential alliance and business opportunities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook: Issues and Risks."

     On July 24, 1998, the Company acquired the assets and business of Johnny Valet, Inc., a retail dry cleaning plant in San Diego, California. The Company paid $688,736 in cash and signed a non-interest bearing note for $125,000. The acquisition represented the Company's initial foray into the dry cleaning business. In October 1998, the Company's new Board of Directors decided to not pursue the strategy of consolidating the dry cleaning industry. The Company is presently attempting to sell this business and will no longer be in the dry cleaning business.

     The Company was incorporated in Delaware in August 1994 and is the successor by merger to In-Flight Entertainment Services Corp., a New York corporation incorporated in February 1994. The Company completed an initial public offering of its securities in March 1995.

     Unless the context requires or as otherwise indicated, all references to the "Company" include the predecessor company. The Company's principal executive offices are located at 4041 N. Central Avenue, Suite B-200, Phoenix, Arizona 85012, and its telephone number is (602) 200-8900.

SWISSAIR

     The Entertainment Network provides aircraft passengers the opportunity to view movies, to play computer games and, in certain cases where permitted by applicable law, to gamble through an in-seat video touch screen. The IFEN-2 system can also support interactive advertising and shopping once arrangements are made with advertisers and vendors and once programming for particular products is created. See "The Entertainment Network."

     The Company's only agreement for the Entertainment Network is with Swissair VKB ("Swissair") which required the Company to install and maintain the Entertainment Network in the first, business and economy class sections of three aircraft at no cost to Swissair and in the first and business class of another sixteen aircraft at an average price of $1.7 million per aircraft. As of October 31, 1998, the Company had completed all installations under the initial Swissair program. The Company was responsible for maintenance costs through September 1998 for all nineteen aircraft. The Swissair agreement also provides a one-year warranty (which is extended to three years under the letter of intent described below) on all of the Entertainment Networks and requires specific software and hardware upgrades to the Entertainment Networks. Development of these upgrades is not complete. If the upgrades are not completed by specified deadlines, the Company may face significant penalties. The Company must also meet operational reliability criteria for the Entertainment Network through the year 2003 or be subject to penalties.

     The Company has a letter of intent from Swissair for $4,700,000, which is for first and business class installations on four Swissair MD-11 aircraft that were scheduled to be added to the Swissair fleet beginning in November 1998. The Company has also received a letter of intent from Swissair for $3,975,000 to extend the warranty on all installed systems for a second and third year. The Company has had no success in pursuing other major airlines to fill its pipeline following the completion of the installation phase of the initial Swissair program in March 1998. Because of the lack of prospects for success in obtaining additional orders, and in order to reduce its expenses further, prior management terminated almost all sales and marketing efforts as of May 29, 1998. Although the Company may respond to any requests for proposals it receives from airlines, the decision not to continue to invest resources in sales and marketing reflects the fact that the Company has no significant prospects for additional revenue from in-flight entertainment other than those related to the two letters of intent from Swissair. Moreover, the Company's prior decision not to expend money on developing the next generation of the Entertainment Network means that any technological leads it had in this area can be expected to dissipate quickly. As a consequence, the Company may well not be able to compete in the in-flight entertainment business even if market conditions were to improve.

     On October 29, 1998, the Company was notified by Swissair of its decision to deactivate the Entertainment Networks on all Swissair aircraft. Swissair told the Company that this precautionary action was taken in response to technical investigations conducted by the Canadian Transportation Safety Board following the crash of Swissair Flight No. 111 on September 2, 1998. However, based on investigation findings, the Company has been informed by representatives of the Canadian Transportation Safety Board and Swissair that its Entertainment Network has not been related, in any way, to the cause of the crash of Swissair Flight No. 111. The Federal Aviation Administration is conducting a review of the system's installation certification and to date, has found no safety hazards or violations of Federal Aviation Regulations. The Company and its system integrator/installation contractor are working closely with Swissair to take the necessary steps that will allow Swissair to reactivate all systems as quickly as possible. On December 9, 1998, the Company was notified by Swissair of their intent to reactivate the system in October 1999. The Company has submitted a plan to Swissair for earlier reactivation of the Entertainment Network, which is currently under discussion.

     On December 9, 1998, the Company received notice from Swissair stating their intent to cancel the order for the four additional installations. As of January 5, 1999, Swissair has paid $645,000 of the $4.7 million order for the four installations and continues to engage in active discussions with the Company regarding outstanding financial matters and a reactivation process.

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

THE ENTERTAINMENT NETWORK

  General

     The Company believes that the Entertainment Network is the most technologically advanced interactive in-flight entertainment system currently available on a commercial airline. The Entertainment Network is a distributed network that combines computer, video and audio technologies in an interactive system capable of providing a variety of entertainment options for airline passengers on an in-seat terminal. These options currently include secure casino gaming, video-on-demand and video-in-progress movies, audio-on-demand, arcade games, the ability for passengers to pay for gaming and other features directly through their credit cards, and the ability (subject to arrangements with advertisers and vendors) to support in-flight interactive advertising. However, the Company has decided to reduce its expenditures on the development of its system. There can be no assurance that competitors will not be able to develop newer and more technologically advanced in-flight entertainment systems in the future. Indeed, this can be expected if expenditures by the Company are not increased.

  Technological Aspects of the Entertainment Network

     General. The Entertainment Network was designed to provide a network system platform that permits the distribution of flexible multimedia (audio and visual) content to individual users on a highly interactive basis. The Entertainment Network also provides valuable statistical data concerning end-user access to different entertainment and information options. This type of network system has applications in alternative markets, which may create new business opportunities for the Company, although no assurances can be made. The software architecture that has been developed is a Web-browser architecture, which readily supports many Internet applications.

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

     The Company is currently assessing other uses for the technology involved in the Entertainment Network besides the in-flight entertainment business.

PRODUCT DEVELOPMENT

     During fiscal 1998, the Company continued to expand the functionality of the Entertainment Network to include features which were contractually committed to Swissair. Research and development expenses during fiscal 1998 and fiscal 1997 were approximately $1.1 Million and $7.8 Million, respectively. Such amounts have not been borne by customers. The Company anticipates that research and development expenses will continue to substantially decrease in the future as the Company does not plan on developing any new generations of the Entertainment Network for airlines. Research and development efforts of the Company will include primarily those efforts that are required by contractual obligations. Due to the decision to not develop the next generation of the Entertainment Network, the Company has reduced the number of personnel involved in product development. Due to this decision and the significant shortage of qualified product development and program management personnel, many employees have departed the Company. While the Company has attempted to institute an employee retention program, there can be no assurance that these efforts will be successful. The Company will have to retain contract employees to complete some or all of its obligations to Swissair. This would result in a significant increase in the expected development costs as well as negatively impact the expected delivery schedule.

     The Company has arrangements with certain movie distributors pursuant to which the Company chooses from lists of available movies from each distributor and compiles the lists for presentation to the airlines. However, with the exception of certain casino gaming software licensed from FortuNet which is not being utilized by the Company and a limited number of casino and arcade games developed to date by the Company, the Company does not currently own or have rights to use or include any entertainment or other programming software for use on the Entertainment Network. The Company intends to evaluate additional programming software for availability on the Entertainment Network. Although the Company has had discussions with certain entertainment software developers, it has not yet entered into any long-term agreements or arrangements to obtain rights to any such programming software other than "Reversi."

COMPETITION

     The Company believes that the market for technologically advanced in-flight entertainment systems is emerging quite slowly. The Company believes that airlines are currently more interested in acquiring less technologically advanced in-flight entertainment systems at a lower cost than the Entertainment Network. The competition to provide technologically advanced in-flight entertainment systems to the airlines is intense. The Company is aware of several other companies that provide systems that compete with the Entertainment Network, some of which have been installed on aircraft. These competitors have substantially greater financial, customer support, marketing, engineering and other resources than the Company and, accordingly, have a significant competitive advantage over the Company. The Company's principal competitors include Sony, Matsushita, Rockwell-Collins (Hughes-Avicom), BE Aerospace, and The Network Connection.

     The Company believes that it competes with other companies primarily on the basis of its advanced hardware and software technology, the variety of entertainment options available for the Entertainment Network, and the fact that it has delivered technologically advanced in-flight entertainment systems to Swissair. There can be no assurance, however, that the Company will be able to compete successfully for additional sales in the in-flight entertainment market.

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

MANUFACTURING, ASSEMBLY AND INSTALLATION

     The Company obtains most of the components of the Entertainment Network from commercially available sources. To date, the Company has engaged in only limited manufacturing operations and, when required components have not been commercially available, has subcontracted out substantially all component manufacturing. The Company has leased manufacturing and warehouse facilities in Phoenix that it uses to assemble the Entertainment Networks. The Company anticipates that this facility will be sufficient to satisfy the Company's needs through 1999. See "Item 2 -- Description of Property."

     The Company has contracted with Hollingsead International to perform system installation on all Swissair aircraft. The Company anticipates that future installations, if any, will be performed by an experienced third-party subcontractor such as Hollingsead International. See "Government Regulation."

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

     Once the Company identifies the specific aircraft type on which the Entertainment Network will be installed, it will, through the subcontractor, make application to the FAA for the STC for that aircraft type. Thereafter, the FAA will initially establish the certification criteria required to be met for approval, which will include an in-flight test. The FAA, or its designee, subject to FAA review, will review all necessary certification and technical drawings, manuals and procedures for adequacy and compliance; issue necessary interim approvals including permission to conduct a flight test of the Entertainment Network; review the results of the flight test; perform inspections to ensure that both the components of the Entertainment Network and their installation and operation conform to the certification requirements; and issue the STC. In addition, the Company or its subcontractor must obtain from the FAA a Parts Manufacturer Approval ("PMA") with respect to the components of the Entertainment Network to be installed on each specific aircraft type for which an STC is granted. There can be no assurance that the Company will be issued the STCs and PMAs for which it applies or that if such approvals are granted, that they will be granted within a reasonable time frame or within the amount budgeted by the Company for such approvals. See "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Information."

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

EMPLOYEES

     As of January 8, 1999, the Company employed 23 people on a full-time basis and 3 people on a temporary basis. None of the employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2 -- DESCRIPTION OF PROPERTY

     The Company's principal executive offices and assembly and warehouse facilities, located in Phoenix, Arizona, contain approximately 45,000 square feet of space and are occupied pursuant to three separate leases providing for monthly rent of approximately $51,700. The leases expire in July 1999. The Company subleases approximately 4,200 square feet of space to an unrelated party at a monthly rent of $5,950. As a result of reductions in its work force, the Company is attempting to sublease additional space under one of its leases. However, the Company has been mostly unsuccessful in this effort and there can be no assurance that the Company will be able to sublet its facilities on terms that are favorable to the Company.

     The Company also leases facilities for its dry cleaning operations in San Diego, California pursuant to a lease that expires in August 2000. The lease provides for monthly rent of approximately $4,900.

     The Company has no policy regarding investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities. However, the Company currently holds no such investments.

ITEM 3 -- LEGAL PROCEEDINGS

     The Company is not currently a party to any pending legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 30, 1998, the Company held its 1998 Annual Meeting of Stockholders. At the Annual Meeting, the following matters were submitted to a vote of stockholders:

     1. The following five individuals, constituting the full Board of Directors of the Company, were nominated and elected to serve as the directors of the
Company:

Irwin L. Gross                         FOR: 6,575,259
                                       WITHHOLD AUTHORITY: 47,182
Charles T. Condy                       FOR: 6,575,259
                                       WITHHOLD AUTHORITY: 47,182
Stephen Schachman                      FOR: 6,575,259
                                       WITHHOLD AUTHORITY: 47,182
M. Moshe Porat                         FOR: 6,575,259
                                       WITHHOLD AUTHORITY: 47,182
James W. Fox                           FOR: 6,575,259
                                       WITHHOLD AUTHORITY: 47,182

     2. The holders of 6,575,259 shares of Common Stock voted in favor of, the holders of 6,505 shares of Common Stock voted against, and the holders of 64,139 shares of Common Stock abstained with respect to the proposed amendment to the Amended and Restated Certificate of Incorporation of the Company for a Staggered Board.

     3. The holders of 6,575,259 shares of Common Stock voted in favor of, the holders of 132,900 shares of Common Stock voted against, and the holders of 12,103 shares of Common Stock abstained with respect to the proposed amendment to the Amended and Restated Certificate of Incorporation of the Company for the Reverse Stock Split.

     4. The holders of 6,651,926 shares of Common Stock voted in favor of, the holders of 25,252 shares of Common Stock voted against, and the holders of 10,367 shares of Common Stock abstained with respect to the ratification of the selection of KPMG LLP, independent certified public accountants, to serve as independent accountants for the Company.

                                    PART II

ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock and Class B Warrants traded on the Nasdaq SmallCap Market under the symbols FLYT and FLYTZ, respectively, beginning March 7, 1995, the date of the Company's initial public offering. The Class B Warrants were called by the Company and ceased trading on January 16, 1997. The Class A Common Stock began trading on the Nasdaq National Market on May 19, 1997. The following table sets forth the high and low last sale prices for the Company's securities as reported by the Nasdaq SmallCap Market and the Nasdaq National Market. These prices do not reflect retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

     On December 17, 1997 and October 30, 1998, the Board of Directors authorized the Company to repurchase shares of its Class A Common Stock on the open market. As of January 8, 1999, the Company had repurchased 867,267 shares at prices ranging from $0.75 to $3.00 per share. The Company expects to make additional open market purchases of its shares in the future.

CLASS A COMMON STOCK                                          HIGH       LOW
--------------------                                        --------   --------
November 1, 1996 through January 31, 1997.................  39         22 7/8
February 1, 1997 through April 30, 1997...................  25 7/8      9 15/16
May 1, 1997 through July 31, 1997.........................  22 1/8      9 15/16
August 1, 1997 through October 31, 1997...................  10 7/8      3
November 1, 1997 through January 31, 1998.................   4 5/8      1 7/8
February 1, 1998 through April 30, 1998...................   3 11/16    2 6/16
May 1, 1998 through July 31, 1998.........................   3 1/2      1 7/8
August 1, 1998 through October 31, 1998...................   3 1/8      1 7/8

     The closing sales price of the Class A Common Stock as of January 8, 1999 as reported by the Nasdaq National Market was $3.125 per share.

     As of January 8, 1999, there were 33 record holders of Class A Common
Stock.

     On October 30, 1998, the stockholders of the Company approved a one-for-three reverse stock split on the Company's Class A Common Stock and Class B Common Stock. The reverse stock split was effective as of the close of business on November 2, 1998. All references to the number of common shares, price per share and stock option data elsewhere herein have been restated as appropriate to reflect the effect of the reverse stock split for all periods presented.

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, Interactive Flight Technologies, Inc. and subsidiary (the "Company") Consolidated Financial Statements and the Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

HISTORICAL OVERVIEW

     Interactive Flight Technologies, Inc. and subsidiary has been engaged in the development, manufacture, installation and operation of a computer-based in-flight entertainment network ("Entertainment Network" or "system"), which provides aircraft passengers the opportunity to view movies, purchase goods and services, play computer games and, in certain cases where permitted by applicable law, gamble through an in-seat video touch screen. The Company also operates a retail dry cleaning facility in San Diego, California which it is in the process of selling.

     Former management had determined to exit the in-flight entertainment business in May 1998, except for continuing efforts associated with meeting its contractual obligations with its only customer, Swissair. This decision was based on a number of factors including industry trends, financial resources of the Company and the Company's inability to attract new customers.

SWISSAIR

     The Company's main agreement with Swissair required the Company to install and maintain the Entertainment Network in the first, business and economy class sections of three aircraft at no cost to Swissair and in the first and business classes of another sixteen aircraft at an average price of $1.7 million per aircraft. As of October 31, 1998, the Company had completed all installations under the initial Swissair program. The Company was responsible for maintenance costs through September 1998 for all nineteen aircraft and specific software and hardware upgrades to the Entertainment Networks that are not yet completed. The Swissair agreement also provided for a one-year warranty on all of the Entertainment Networks. The Company has also received a letter of intent dated April 1, 1998, from Swissair to extend the warranty on all installed systems for a second and third year at a price of $3,975,000.

     On April 1, 1998, the Company also entered into a letter of intent with Swissair for a $4.7 million order for first and business class installations on four Swissair MD-11 aircraft that are being added to the Swissair fleet. As of October 31, 1998, none of the installations on the four aircraft were completed though the Company had purchased or contracted for purchase, the majority of materials required for the installations. On December 9, 1998, the Company received notice from Swissair stating their intent to cancel the order for the four additional installations. Inventory on-hand and outstanding purchase commitments for inventory relating to the four additional installations totaling $1,005,427 and $1,800,000, respectively, have been reflected in the Company's consolidated financial statements and notes thereto, as of October 31, 1998. As of January 8, 1999, Swissair had paid $645,000 of the $4.7 million order for the four installations and continues to engage in active discussions with the Company regarding outstanding financial matters related to current receivables, inventory, purchase commitments and extended warranty obligations. Significant uncertainty exists surrounding these matters and no assurances can be given that such events will be resolved on favorable terms to the Company.

RESULTS OF OPERATIONS

     Revenue for the year ended October 31, 1998 was $19,142,961, an increase of $8,042,252 (or 72%) over revenue of $11,100,709 for the year ended October 31, 1997. Revenues in each year consist of equipment sales (principally from the installation of the Entertainment Networks on Swissair aircraft) and service income. During the year ended October 31, 1998, the Company completed installations under the initial Swissair program in ten business classes and eighteen first classes whereas installations completed in fiscal 1997 were in nine business classes and one first class. Revenues from equipment sales rose 71% from $10.5 million in fiscal 1997 to $18.0 million in fiscal 1998 due to the increased installations in fiscal 1998. Service income of $1,104,342 for the year ended October 31, 1998 was principally generated from programming services provided to Swissair, the Company's share of gaming profits generated by the Swissair systems and revenue earned under the Swissair extended warranty Letter of Intent. Also included in service income for the year ended October 31, 1998 is revenue of $326,000 generated by the Company's dry cleaning operations acquired on July 24, 1998. Service income of $575,881 for the year ended October 31, 1997 was primarily derived from a Product Identification/Product Development Agreement with an airline and entertainment programming services provided to customers.

     Cost of equipment sales and service income for the year ended October 31, 1998 was $15,762,119, a decrease of $9,116,341 (or 37%) over the comparable figure of $24,878,460 for the fiscal year ended October 31, 1997. Cost of equipment sales includes materials, installation and maintenance costs, as well as estimated one-year warranty costs and costs of upgrades to the Swissair Entertainment Networks that the Company is contractually committed to providing to Swissair. The decrease in cost of equipment sales is primarily a result of the inclusion of provisions for inventory obsolescence, unusable inventory and rework adjustments of $11,496,748 in cost of equipment sales for fiscal 1997. The 1997 provision for inventory obsolescence was a result of the Company purchasing inventory for installation in the economy sections of Swissair aircraft and actually completing only three economy installations. The unusable inventory and rework adjustments primarily resulted from the Company's redesign of the tray table utilized in the Entertainment Networks for the economy section of an aircraft. The decrease in cost of equipment sales for fiscal 1998 is also attributable to reductions in maintenance costs and estimated one-year warranty costs as the reliability of the Entertainment Networks has improved. Additionally, the Company recognized a reduction in installation costs from its subcontractor during fiscal 1998. Included in cost of service income for fiscal 1998 is $225,047 of production costs related to the Company's dry cleaning operations.

     Provisions for doubtful accounts for the year ended October 31, 1998 were $9,869 compared to $216,820 for the year ended October 31, 1997. Fiscal 1998 provisions resulted from the Company's dry cleaning operations and fiscal 1997 provisions resulted from entertainment programming services provided to a previous customer.

     Bad debt recoveries of $1,064,284 during the year ended October 31, 1997 resulted from the recovery of accounts receivable under a customer agreement which were reserved for during the Company's fourth quarter of its fiscal year ended October 31, 1996.

     Research and development expenses for the year ended October 31, 1998 were $1,092,316, a decrease of $6,729,324 (or 86%) over expenses of $7,821,640 for the year ended October 31, 1997. The decrease in expenses reflects the Company's decision not to develop the next generation of the Entertainment Network and the resulting reduction in staff and professional fees. The Company does not plan to continue its research and development in the in-flight entertainment business beyond those efforts that are required contractually by the Swissair agreement. The Swissair agreement requires the Company to provide specific upgrades to the Entertainment Network currently installed on Swissair aircraft. The Company expects to complete the development of these upgrades in the first quarter of fiscal 1999 and does not plan to develop any further upgrades to the Entertainment Network. The anticipated costs of developing these upgrades were included as cost of equipment sales in the Company's consolidated statements of operations at the time of installation. The Company expects to continue any development efforts that are required to support the Swissair system reliability guarantees through the year 2003, subject to the development of a successful reactivation plan.

     General and administrative expenses for the year ended October 31, 1998 were $11,387,872, a decrease of $1,186,351 (or 9%) over expenses of $12,574,223 for the year ended October 31, 1997. The decrease in expenses reflects the Company's reduction in staff in administrative areas, including production, marketing and program management departments. As of May 29, 1998, the Company terminated almost all sales and marketing efforts related to the Entertainment Network. The decrease in expenses during fiscal 1998 was partly offset by the payment of $3,053,642 in severance to three former executives of the Company.

     Special charges for the year ended October 31, 1998 were $400,024 compared to $19,649,765 for the year ended October 31, 1997. Special charges in fiscal 1998 primarily resulted from equipment write-offs of $1,006,532. The write-offs were for excess computers, furniture and other equipment that the Company is not utilizing in its operations and is in the process of disposing. The equipment write-offs were partly offset by a recovery of special charges expensed in fiscal 1997. During fiscal 1998, a recovery of $190,000 was recognized as a special charge credit as a result of a reduction in the number of Entertainment Networks requiring maintenance. The Company also recognized a recovery of $416,508 related to Swissair's decision to not develop the system for the front row in the economy sections of its aircraft. Special charges in fiscal 1997 primarily resulted from the installment of the Entertainment Networks on three Swissair aircraft and installations required by the Debonair agreement. The Company was responsible for the costs of installing the system on three Swissair aircraft, including materials, installation, upgrades, a one-year warranty and maintenance through

September of 1998. The costs for these three systems of $14,292,404 were recorded as a special charge during fiscal 1997. Due to the termination of the Debonair agreement, the costs of the installed system ($956,447) and all inventory on-hand under the Debonair agreement ($2,881,962) were written off as a special charge in fiscal 1997. Additionally, the Company recorded a special charge of $1,518,952 for the write-off of a system integration lab utilized in software development and testing. The lab equipment will not be utilized in the Company's future operations.

     Interest expense was $11,954 for the year ended October 31, 1998 compared to $13,423 for the year ended October 31, 1997. The expense is attributable to the Company's capital leases for furniture that expire in September of 1999.

     Interest income for the year ended October 31, 1998 was $2,251,055, an increase of $80,380 (or 4%) over income of $2,170,675 for the year ended October 31, 1997. The interest arose principally out of short-term investments of working capital. The increase in income is due to the higher average cash balance during fiscal 1998 compared to fiscal 1997.

     Other income of $10,179 for the year ended October 31, 1998 represents proceeds from the sale of scrapped inventory. Other expense of $203,649 for the year ended October 31, 1997 represents the loss on disposals of property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 1998, the Company had working capital of approximately $23.1 million. The Company's primary source of funding has been through equity offerings. Excluding any payments to be received under the Swissair Letter of Intent to extend the warranty, the Company's backlog consisted only of installations on four Swissair aircraft, which have subsequently been cancelled as discussed above. Therefore, the Company does not expect any significant profit from its in-flight entertainment business for the foreseeable future. As a result, working capital may continue to decrease.

     During the year ended October 31, 1998, the Company used $3.2 million of cash in operating activities, a decrease of $31 million from the $34.2 million of cash utilized in operating activities during fiscal 1997. The decrease in cash utilized in operations in fiscal 1998 compared to fiscal 1997 is primarily a result of a decrease in the net loss. The cash utilized in operations during fiscal 1998 resulted from decreases in accounts receivable and inventories and an increase in accrued product warranties, partly offset by the net loss and decrease in accounts payable, accrued liabilities and deferred revenue.

     Purchases of property and equipment for the year ended October 31, 1998 were $77,013 compared to $10.3 million for the year ended October 31, 1997. Capital expenditures for fiscal 1997 were primarily related to the manufacture of the system under the Debonair agreement, the installation of systems on three aircraft under the Swissair Agreement, and research and development equipment.

     During fiscal 1998, the Company's restricted cash increased by $1.0 million for payments required under consulting and severance agreements with three former executives of the Company. The Company also loaned $447,939 to a related party for the purchase of 99,542 shares of the Company's Class A Common Stock. The note is secured by 99,542 shares of the Company's Class A Common Stock, bears interest at the prime rate plus 1% and is due in October 2001.

     In connection with a stock repurchase program during the year ended October 31, 1998, the Company purchased a total of 844,667 shares of the Company's Class A Common Stock in open market activities at a total cost of $2,315,983. On October 30, 1998, the Board of Directors authorized another repurchase program whereby the Company may repurchase up to 666,667 shares of its Class A Common Stock on the open market.

     At October 31, 1998, the Company's material capital commitments were purchase orders of approximately $1.8 million relating primarily to inventory purchases for its obligations under the Swissair Agreements.

     The Company is currently using its working capital to finance its current expenses, including product development, inventory purchases, repairs and other expenses associated with the delivery and installation of the Swissair systems and general and administrative costs. The Company believes that its current cash balances plus interest received on such balances will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months.

OUTLOOK: ISSUES AND RISKS

     On September 15, 1998 the former Board of Directors of the Company resigned and elected the current directors as the new Board of the Company. On October 30, 1998, the stockholders reelected the new Board at the Annual Stockholders' Meeting. The Company and its Board of Directors are in the process of developing a strategic plan for the Company to maximize shareholder value, though no assurances can be given as to the ultimate implementation and success of such plan. The Company is developing strategies to leverage off certain core competencies developed in the in-flight entertainment business to enter new markets with the technology. Further, the Company is investigating strategic alliances for the in-flight entertainment business and other technology related business opportunities. The Company believes its in-flight entertainment system core technology has value and the Company has begun a process to actively market the system and its related technology to or to form strategic alliances with respect thereto with its competitors and other avionics manufacturers. There can be no assurances that the Company will be successful in locating a buyer or a strategic partner for its system and technology.

     In November 1998, the Company entered into a Letter of Intent to acquire a 27.5% equity interest in Inter Lotto Ltd. (Inter Lotto). Inter Lotto is a United Kingdom company involved in the operation of lotteries. Pursuant to the Letter of Intent, the Company would pay pounds 200,000 to an unrelated third party for the 27.5% equity interest and enter into a management agreement with Inter Lotto whereby the Company would have the authority and responsibility for the management of Inter Lotto's operations. Prior to the closing of the transaction, the Company has committed to providing advances to Inter Lotto to fund their current operations. The closing is subject to completion of due diligence and other conditions.

     In December 1998, the Company entered into a Letter of Intent to acquire a 55% interest in Information Paradigms, Inc. (IPI). IPI has developed software for use by investment management companies. Pursuant to the Letter of Intent, the Company would commit up to $3,000,000 of capital in the form of a secured convertible interest-bearing note. The note would be convertible to equity of IPI at the Company's option. The closing of the transaction is subject to completion of due diligence and other conditions.

     The Company believes that it has cash and liquidity resources in excess of that required to fulfill its current contractual commitments, although this will depend in large part on the ability of the Company to fulfill those obligations in an efficient manner. There can be no assurances that the Company will be successful in developing an alternative business strategy or that it will be successful in locating, evaluating, purchasing and operating other businesses. In addition, the Company has used in the past, and may continue to use, a portion of its cash to repurchase its own shares.

     The Company's contract with Swissair requires the Company to support the Entertainment Networks installed on Swissair aircraft through 2003. The Company must meet operational reliability criteria for the systems and the Company is working to further improve the reliability of the systems through software revisions and through design improvements. The Company believes that the reliability goals for the system can be met; however, there can be no assurance that technical obstacles may not prove more difficult than anticipated or that as yet undetermined issues will not appear. The Company is subject to certain penalties, which could be substantial, if the Entertainment Networks do not meet these operational reliability criteria through the year 2003. Avoiding these penalties may require the Company to continue to maintain a presence in the in-flight entertainment business. The Company believes that Swissair's decision to deactivate the Entertainment Networks will not result in penalties.

     On July 24, 1998, pursuant to a strategic initiative of former management, the Company acquired the assets and business of Johnny Valet, Inc., a retail dry cleaning plant in San Diego, California, for $813,736. The acquisition represented the Company's initial foray into the dry cleaning business. In October 1998, the Company's new Board of Directors decided to not pursue the strategy of consolidating the dry cleaning industry and determined that it would sell the assets of Johnny Valet, Inc. There can be no assurances that the Company will be successful in divesting its dry cleaning operation in a timely manner or that the Company will be able to recover its investment.

YEAR 2000 ISSUE

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the year, thus rendering them incapable of properly managing and manipulating data that includes 21st century dates. The Company has performed an assessment of its Entertainment Network for year 2000 issues. The Entertainment Network is a Microsoft based network system that uses a four-digit year identifier and is therefore year 2000 compliant. The Company believes that its products have no inherent date sensitive features. The Company has also reviewed its existing software systems utilized in the planning, purchasing, manufacturing, product development and accounting areas and believes these systems are all year 2000 compliant. The Company does not believe the year 2000 issue will pose significant operational problems for the Company.

     The Company continues to evaluate the estimated costs associated with its year 2000 compliance efforts and does not expect the future costs to be material. However, no assurance can be given that the Company will not incur additional expenses pursuing year 2000 compliance. Furthermore, even if the Company's systems are year 2000 compliant, there can be no assurance that the Company will not be adversely affected by the failure of others to become year 2000 compliant. For example, the Company may be adversely affected by, among other things, warranty and other claims made by the Company's customers related to product failures caused by the year 2000 problem, the disruption or inaccuracy of data provided to the Company by non-year 2000 compliant third parties, and the failure of the Company's service providers to become year 2000 compliant. The Company will continue to monitor the progress of its material vendors and customers and formulate a contingency plan at that point in time when the Company does not believe a material vendor or customer will be compliant. Despite the Company's efforts to date, there can be no assurance that the year 2000 problem will not have a material adverse effect on the Company in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.130, "Reporting Comprehensive Income," to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for the Company for the fiscal year ending October 31, 1999, is currently anticipated to be applicable for the unrealized gains or losses on investment securities included in the consolidated statement of stockholders' equity.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," to establish standards for reporting information about operating segments in annual financial statements, selected information about segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for the Company for the fiscal year ending October 31, 1999, may require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which will result in more detailed information in the notes to the Company's financial statements than is currently required and provided.

FORWARD-LOOKING INFORMATION

     Except for historical information contained herein, the matters discussed in this ITEM 6 and elsewhere in this Annual Report on Form 10-KSB are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, but are not limited to, cost overruns in connection with the Company's current contracts, failure of installed systems to perform in accordance with system specifications, the failure of the Company to resolve its differences with Swissair on a favorable basis, the impact of competition and downward pricing pressures, the effect of changing economic conditions and conditions in the airline industry, the inability of the Company to evaluate other businesses, the risks and uncertainties involved in the Company's other proposed business ventures, the impact of any changes in domestic and foreign regulatory environments or the Company's inability to obtain requisite government approvals, risks in technology development, the risks involved in currency fluctuations, and the other risks and uncertainties detailed herein.

ITEM 7 -- FINANCIAL STATEMENTS

     The audited consolidated financial statements of the Company for the fiscal year ended October 31, 1998 are located beginning at page F-1 of this Annual Report on Form 10-KSB.

ITEM 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no items or circumstances to be disclosed under this Item 8.

                                    PART III

ITEMS 9-12 -- DOCUMENTS INCORPORATED BY REFERENCE

     Information with respect to Items 9, 10, 11 and 12 of Form 10-KSB is hereby incorporated by reference into this Part III of Form 10-KSB from the Registrant's Definitive Proxy Statement relating to the Registrant's 1999 Annual Meeting of Stockholders to be filed by the Registrant with the Securities and Exchange Commission on or before February 28, 1999.

ITEM 13 -- EXHIBITS AND REPORTS ON FORM 8-K

     The exhibits listed in the Index to Exhibits below are filed as part of the Annual Report on Form 10-KSB.

     (A) EXHIBITS

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 1.1(1)     --   Revised Form of Underwriting Agreement
 3.1(1)     --   Certificate of Ownership and Merger
 3.2(1)     --   Amended and Restated Certificate of Incorporation of the
                 Registrant
 3.3(1)     --   Certificate of Amendment of Amended and Restated Certificate
                 of Incorporation of Registrant
 3.4(1)     --   By-laws of the Registrant
 4.1(1)     --   Warrant Agreement, dated as of March 7, 1995, by and among the Registrant, D. H. Blair Investment Banking Corp. and
                 American Stock Transfer & Trust Company
 4.2(4)     --   Form of Amendment to March 7, 1995 Warrant Agreement, to be
                 entered into by and among the Registrant, D. H. Blair
                 Investment Banking Corp., and American Stock Transfer &
                 Trust Company
 4.3(4)     --   Warrant Agreement, dated as of October 24, 1996, by and
                 among the Registrant, D. H. Blair Investment Banking Corp., and American Stock Transfer & Trust Company
 4.4(4)     --   Form of Amendment to October 24, 1996 Warrant Agreement, to
                 be entered into by and among the Registrant, D. H. Blair
                 Investment Banking Corp., and American Stock Transfer &
                 Trust Company
 4.5(1)     --   Form of Underwriter's Unit Purchase Option
 4.6(1)     --   Specimen of Class A Common Stock Certificate
 4.7(1)     --   Specimen of Class B Common Stock Certificate
 4.10(2)    --   Specimen of Class D Warrant Certificate
 4.11(4)    --   Stock Purchase Warrant, dated as of November 7, 1996, issued to FortuNet, Inc.
 4.12(4)    --   Stock Purchase Warrant, dated as of November 12, 1996,
                 issued to Houlihan Lokey Howard & Zukin
10.1(3)     --   Amended and Restated 1994 Stock Option Plan
10.2(4)     --   Severance Agreement between the Registrant and Steven M.
                 Fieldman dated as of November 4, 1996
10.3(l)     --   Employment Agreement between the Registrant and Michail
                 Itkis dated as of October 31, 1994
10.4(4)     --   Employment Agreement between the Registrant and John
                 Alderfer, dated as of October 2, 1996
10.5(4)     --   Severance Agreement between the Registrant and Lance
                 Fieldman dated as of November 4, 1996
10.6(l)     --   Amended and Restated Shareholders' Agreement by and among
                 Yuri Itkis, Michail Itkis, Boris Itkis, Steven M. Fieldman,
                 Donald H. Goldman, Lance Fieldman and Registrant dated as of
                 October 6, 1994
10.7(4)     --   Amended and Restated Intellectual Property License and
                 Support Services Agreement by and between FortuNet, Inc. and
                 Registrant dated as of November 7, 1996

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.8(1)     --   Amended and Restated Escrow Agreement by and between the
                 Registrant, American Stock Transfer & Trust Company, Yuri
                 Itkis, Michail Itkis, Boris Itkis, Steven M. Fieldman,
                 Donald H. Goldman and Lance Fieldman
10.9(4)     --   Sublease and Consent, dated July 16, 1996 between the
                 Registrant and AGF 4041 Limited Partnership
10.10(4)    --   Office Lease, dated July 15, 1996, between the Registrant
                 and AGF 4041 Limited Partnership
10.11(4)    --   Standard Industrial/Commercial Single-Tenant Lease-Net,
                 dated as of June 27, 1996, between the Registrant and 44th
                 Street and Van Buren Limited Partnership
10.12(1)    --   Form of Indemnification Agreement
10.14(4)    --   Strategic Alliance Agreement, dated as of November 12, 1996, between the Registrant and Hyatt Ventures, Inc.
10.15(4)    --   Registration Rights Agreement, dated as of November 12,
                 1996, between the Registrant and Hyatt Ventures, Inc.
10.16(4)    --   Amendment No. 2 to Amended and Restated Shareholders'
                 Agreement, dated as of November 12, 1996
10.18(5)    --   Employment Agreement between the Registrant and Thomas
                 Metzler, dated as of November 18, 1996
10.19       --   Termination Agreement, dated November 10, 1997, between the
                 Registrant and Hyatt Ventures, Inc.
10.20(6)    --   Debonair Termination Agreement, dated as of February 13,
                 1998
10.21(6)    --   Lease Termination Agreement, dated as of May 27, 1998
10.22(6)    --   Lease Surrender Agreement, dated as of May 12, 1998
10.23(7)    --   Amendment to Severance Compensation Agreement, dated as of
                 August 28, 1998
10.24(7)    --   Second Amendment to Employment Agreement, dated as of August
                 28, 1998
10.25(7)    --   Second Amendment to Employment Agreement, dated as of August
                 28, 1998
23          --   Consent of KPMG LLP
27          --   Financial Data Schedule

------------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2, Registration No. 33-86928.
(2) Incorporated by reference from the Registrant's Quarterly Report on Form 1O-QSB for the fiscal period ended July 31, 1996, filed with the Securities and Exchange Commission on September 16, 1996, File No. 0-25668.
(3) Incorporated by reference from the Registrant's Registration Statement on Form SB-2, Registration No. 333-02044.
(4) Incorporated by reference from the Registrant's Registration Statement on Form S-3, Registration No. 333-14013.
(5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997, filed with the Securities and Exchange Commission on March 17, 1997, File No. 0-25668.
(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1998, filed with the Securities and Exchange Commission on June 5, 1998, File No. 0-25668.
(7) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 1998, filed with the Securities and Exchange Commission on September 15, 1998, File No. 0-25668.

(B) REPORTS ON FORM 8-K.

     During the quarter ended October 31, 1998, the Company filed a Current Report on Form 8-K dated September 1, 1998, in which the Company disclosed information under "Item 5 -- Other Events" and a Current Report on Form 8-K dated October 29, 1998, in which the Company disclosed information under "Item 5 -- Other Events."

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERACTIVE FLIGHT TECHNOLOGIES, INC.

Dated: January 14, 1999                   By: /s/ IRWIN L. GROSS
                                              ---------------------------------
                                              Irwin L. Gross,
                                              Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                             TITLE                          DATE
          ---------                             -----                          ----
/s/ IRWIN L. GROSS             Chief Executive Officer and Director       January 14, 1999
-----------------------------
Irwin L. Gross


/s/ JAMES W. FOX               President and Director                     January 14, 1999
-----------------------------
James W. Fox


/s/ MORRIS C. AARON            Chief Financial Officer                    January 14, 1999
-----------------------------  (Principal Financial Officer)
Morris C. Aaron


/s/ MARCHEA E. MALONE          Vice President - Finance                   January 14, 1999
-----------------------------  (Chief Accounting Officer)
Marchea E. Malone


/s/ CHARLES T. CONDY           Director                                   January 14, 1999
-----------------------------
Charles T. Condy


/s/ STEPHEN SCHACHMAN          Director                                   January 14, 1999
-----------------------------
Stephen Schachman


/s/ M. MOSHE PORAT             Director                                   January 14, 1999
-----------------------------
M. Moshe Porat

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report......................................          F-2

Consolidated Balance Sheets as of October 31, 1998 and 1997.......          F-3

Consolidated Statements of Operations for the years ended
  October 31, 1998 and 1997.......................................          F-4

Consolidated Statements of Stockholders' Equity for the
  years ended October 31, 1998 and 1997...........................          F-5

Consolidated Statements of Cash Flows for the years ended
  October 31, 1998 and 1997.......................................          F-6

Notes to Consolidated Financial Statements........................  F-7 to F-23

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Interactive Flight Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Interactive Flight Technologies, Inc. and subsidiary as of October 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Flight Technologies, Inc. and subsidiary as of October 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          KPMG LLP

Phoenix, Arizona
December 11, 1998

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                     OCTOBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $27,914,551    36,890,454
  Restricted cash...........................................    1,039,311            --
  Short-term investment securities..........................    1,762,049     1,697,023
  Accounts receivable.......................................    1,135,342     5,654,118
  Inventories, net..........................................    1,005,427     6,110,761
  Prepaid expenses..........................................      567,601       253,771
  Assets held for use.......................................      699,196            --
  Other current assets......................................      379,046       606,883
                                                              -----------   -----------
      Total current assets..................................   34,502,523    51,213,010
Investment securities.......................................    1,928,555       440,061
Note receivable from related party..........................      447,939            --
Property and equipment, net.................................      780,035     2,959,539
Other assets................................................      605,150       166,845
                                                              -----------   -----------
      Total assets..........................................  $38,264,202    54,779,455
                                                              ===========   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,447,815     5,747,833
  Accrued liabilities.......................................    3,939,633     5,590,095
  Deferred revenue..........................................      453,022     2,383,904
  Accrued product warranties................................    5,369,008     4,610,687
  Current maturities of capital lease obligations...........       76,840        80,753
  Note payable..............................................      125,000            --
                                                              -----------   -----------
      Total current liabilities.............................   11,411,318    18,413,272
Accrued severance costs, noncurrent.........................           --        55,000
Capital lease obligations, less current maturities..........           --        76,840
                                                              -----------   -----------
      Total liabilities.....................................   11,411,318    18,545,112
                                                              -----------   -----------

Stockholders' equity:
  Preferred stock, par value $0.01 per share, 5,000,000
    shares authorized, none issued..........................           --            --
  Class A common stock, one vote per share, par value $0.01
    per share, 40,000,000 shares authorized; 6,125,908 and
    6,063,332 shares issued and outstanding, respectively...      183,777       181,900
  Class B common stock, six votes per share, par value $0.01 per share, 4,000,000 shares authorized; 1,244,445 shares
    issued and outstanding including 1,066,667 shares placed
    in escrow...............................................       37,334        37,334
  Additional paid-in capital................................  112,223,734   112,037,882
  Net unrealized gains on investment securities.............        6,754            --
  Accumulated deficit.......................................  (83,282,732)  (76,022,773)
  Treasury stock, at cost; 844,667 shares...................   (2,315,983)           --
                                                              -----------   -----------
      Total stockholders' equity............................   26,852,884    36,234,343
                                                              -----------   -----------

      Total liabilities and stockholders' equity............  $38,264,202    54,779,455
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED OCTOBER 31,
                                                             -------------------------
                                                                1998          1997
                                                             -----------   -----------
Revenue:
  Equipment sales..........................................  $18,038,619    10,524,828
  Service income...........................................    1,104,342       575,881
                                                             -----------   -----------
                                                              19,142,961    11,100,709
                                                             -----------   -----------

Costs and expenses:
  Cost of equipment sales..................................   15,523,282    24,646,334
  Cost of service income...................................      238,837       232,126
  Provision for doubtful accounts..........................        9,869       216,820
  Research and development expenses........................    1,092,316     7,821,640
  General and administrative expenses......................   11,387,872    12,574,223
  Special charges..........................................      400,024    19,649,765
  Bad debt recoveries......................................           --    (1,064,284)
                                                             -----------   -----------
                                                              28,652,200    64,076,624
                                                             -----------   -----------
        Operating loss.....................................   (9,509,239)  (52,975,915)

Other:
  Interest expense.........................................      (11,954)      (13,423)
  Interest income..........................................    2,251,055     2,170,675
  Other income (expense)...................................       10,179      (203,649)
                                                             -----------   -----------
        Net loss...........................................  $(7,259,959)  (51,022,312)
                                                             ===========   ===========
Basic and diluted net loss per share of common stock.......  $     (1.22)        (8.89)
                                                             ===========   ===========
Weighted average shares outstanding........................    5,933,004     5,738,987
                                                             ===========   ===========

          See accompanying notes to consolidated financial statements.

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            CLASS A                CLASS B                        NET UNREALIZED
                                          COMMON STOCK          COMMON STOCK        ADDITIONAL       GAINS ON
                                      --------------------   -------------------     PAID-IN        INVESTMENT     ACCUMULATED
                                       SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL        SECURITIES       DEFICIT
                                      ---------   --------   ---------   -------   ------------   --------------   ------------
Balance as of October 31, 1996......  2,700,683   $ 81,020   1,320,000   $39,600   $ 42,587,712       $   --       $(25,000,461)
  Class A common stock issued for
    services received (20,000
    shares).........................     20,000        600          --        --        466,275           --                 --
  Class A common stock issued
    pursuant to Class B warrant
    exercise offer..................  3,266,587     97,998          --        --     73,491,777           --                 --
  Registration costs................         --         --          --        --     (4,481,164)          --                 --
  Redemption of Class B warrants....         --         --          --        --        (40,576)          --                 --
  Class A common stock issued under
    stock option plan pursuant to
    cashless exercise option........        507         16          --        --         13,858           --                 --
  Automatic conversion of Class B
    shares to Class A shares upon
    sale to non-holder of Class B
    shares..........................     75,555      2,266     (75,555)   (2,266)            --           --                 --
  Net loss..........................         --         --          --        --             --           --        (51,022,312)
                                      ---------   --------   ---------   -------   ------------       ------       ------------
Balance as of October 31, 1997......  6,063,332    181,900   1,244,445    37,334    112,037,882           --        (76,022,773)
  Net unrealized gains on investment
    securities......................         --         --          --        --             --        6,754                 --
  Issuance of common stock pursuant
    to bonus plan...................     62,576      1,877          --        --        185,852           --                 --
  Treasury stock purchases (844,667
    shares).........................         --         --          --        --             --           --                 --
  Net loss..........................         --         --          --        --             --           --         (7,259,959)
                                      ---------   --------   ---------   -------   ------------       ------       ------------
Balance as of October 31, 1998......  6,125,908   $183,777   1,244,445   $37,334   $112,223,734       $6,754       $(83,282,732)
                                      =========   ========   =========   =======   ============       ======       ============


                                                        TOTAL
                                       TREASURY     STOCKHOLDERS'
                                         STOCK         EQUITY
                                      -----------   -------------
Balance as of October 31, 1996......  $        --    $17,707,871
  Class A common stock issued for
    services received (20,000
    shares).........................           --        466,875
  Class A common stock issued
    pursuant to Class B warrant
    exercise offer..................           --     73,589,775
  Registration costs................           --     (4,481,164)
  Redemption of Class B warrants....           --        (40,576)
  Class A common stock issued under
    stock option plan pursuant to
    cashless exercise option........           --         13,874
  Automatic conversion of Class B
    shares to Class A shares upon
    sale to non-holder of Class B
    shares..........................           --             --
  Net loss..........................           --    (51,022,312)
                                      -----------    -----------
Balance as of October 31, 1997......           --     36,234,343
  Net unrealized gains on investment
    securities......................           --          6,754
  Issuance of common stock pursuant
    to bonus plan...................           --        187,729
  Treasury stock purchases (844,667
    shares).........................   (2,315,983)    (2,315,983)
  Net loss..........................           --     (7,259,959)
                                      -----------    -----------
Balance as of October 31, 1998......  $(2,315,983)   $26,852,884
                                      ===========    ===========

          See accompanying notes to consolidated financial statements.

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED OCTOBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Cash flows from operating activities:
  Net loss..................................................  $(7,259,959)  (51,022,312)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................    1,338,017     1,815,779
    Expense recognized upon issuance of stock options,
     warrants and shares of Class A common stock............           --       480,749
    Provision for doubtful accounts.........................        9,869       216,820
    Provision for inventory valuation.......................           --     8,297,933
    Special charges.........................................     (606,507)   19,649,765
    Loss on disposals of property and equipment.............    1,006,531       203,649
    Changes in assets and liabilities, net of acquisition:
      Decrease (increase) in accounts receivable............    4,505,074    (3,815,139)
      Decrease in provision for doubtful accounts...........           --    (1,949,197)
      Decrease (increase) in inventories....................    5,105,334   (12,563,721)
      Increase in note receivable...........................     (447,939)           --
      (Increase) decrease in prepaid expenses, other current
       assets and other assets..............................     (532,338)      183,394
      (Decrease) increase in accounts payable...............   (4,284,167)    1,673,893
      Decrease in accrued liabilities.......................     (892,345)     (584,655)
      (Decrease) increase in deferred revenue...............   (1,930,882)    2,383,904
      Increase in accrued product warranties................      758,321       836,667
                                                              -----------   -----------
         Net cash used in operating activities..............   (3,230,991)  (34,192,471)
                                                              -----------   -----------
Cash flows from investing activities:
  Maturities of investment securities.......................    2,468,880     6,810,275
  Purchases of investment securities........................   (4,015,616)   (2,137,084)
  Purchases of property and equipment.......................      (77,013)  (10,341,561)
  Proceeds from sale of equipment...........................        3,620            --
  Increase in restricted cash...............................   (1,039,311)           --
  Purchase of Johnny Valet, Inc.............................     (688,736)           --
                                                              -----------   -----------
         Net cash used in investing activities..............   (3,348,176)   (5,668,370)
                                                              -----------   -----------
Cash flows from financing activities:
  Payments on capital lease obligations.....................      (80,753)      (53,085)
  Repurchase of common stock................................   (2,315,983)           --
  Proceeds from issuance of common stock....................           --    73,589,775
  Registration costs........................................           --    (4,481,164)
  Redemption of Class A and Class B warrants................           --       (40,576)
                                                              -----------   -----------
         Net cash provided by (used in) financing
           activities.......................................   (2,396,736)   69,014,950
                                                              -----------   -----------
         Net increase (decrease) in cash and cash
           equivalents......................................   (8,975,903)   29,154,109
Cash and cash equivalents at beginning of year..............   36,890,454     7,736,345
                                                              -----------   -----------
Cash and cash equivalents at end of year....................  $27,914,551    36,890,454
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 1998 AND 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(A) DESCRIPTION OF BUSINESS

     Interactive Flight Technologies, Inc. and subsidiary (the "Company" or "IFT") is engaged in the development, manufacturing and marketing of a computer-based in-flight entertainment network (entertainment network or shipsets) which provides aircraft passengers the opportunity to view movies, purchase goods and services, play computer games and, in certain cases where permitted by applicable law, gamble through an in-seat video touch screen. The Company also operates a retail dry cleaning facility in San Diego, California.

(B) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Interactive Flight Technologies, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

(C) REVERSE STOCK SPLIT

     On October 30, 1998, the stockholders of the Company approved a one-for-three reverse stock split on the Company's Class A common stock and Class B common stock. One share will be issued for three shares of Common Stock held by stockholders of record as of the close of business on November 2, 1998.

     All references to the number of common shares, per share amounts and stock option data elsewhere in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the reverse split for all periods presented.

(D) CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash and cash equivalents.

(E) RESTRICTED CASH

     At October 31, 1998, the Company held restricted cash of $1,039,311 in a trust fund for payments required under consulting and severance agreements with three former executives of the Company. See Note 13.

(F) INVESTMENT SECURITIES

     Investment securities consist of debt securities with a maturity greater than three months at the time of purchase. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") the debt securities are classified as available-for-sale and carried at fair value, based on quoted market prices or classified as held-to-maturity and carried at amortized cost. The net unrealized gains or losses on these investments are reported in stockholders' equity, net of tax. The specific identification method is used to compute the realized gains and losses on the debt securities.

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           OCTOBER 31, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES -- (CONTINUED)

(G) INVENTORIES

     Inventories consisting principally of entertainment network components are stated at the lower of cost (first-in, first-out method) or market.

(H) GOODWILL

     The Company classifies as goodwill the excess of the purchase price over the fair value of the net assets acquired in a purchase transaction and goodwill is amortized over 10 years using the straight line method. At October 31, 1998, goodwill is included in assets held for sale on the consolidated balance sheet. See Note 5.

(I) PROPERTY AND EQUIPMENT

     Property and equipment are stated at the lower of cost or net realizable value. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the underlying lease term or asset life.

     Assets acquired under capital lease arrangements have been recorded at the present value of the future minimum lease payments and are being amortized on a straight line basis over the estimated useful life of the asset or lease term, whichever is shorter. Amortization of this equipment is included in depreciation and amortization expense.

(J) REVENUE RECOGNITION

     The Company's revenue derived from sales and installation of equipment is recognized upon installation and acceptance by the customer. Fees derived from servicing installed shipsets is recognized when earned, according to the terms of the service contract. Revenue pursuant to contracts that provide for revenue sharing with the airlines and/or others is recognized as cash is received in the amount of IFT's retained portion of the cash pursuant to the revenue sharing agreement. Revenue earned pursuant to extended warranty agreements is recognized ratably over the warranty period.

(K) DEFERRED REVENUE

     Deferred revenue represents the gross profit on advance billings of equipment sales as allowed under installation and extended warranty contracts.

(L) RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred except for development costs required by a customer contract. Development costs incurred pursuant to contractual obligations are allocated to aircraft based on seat installations. These development costs are expensed as cost of goods sold upon installation of the complete aircraft and acceptance by the customer.

(M) WARRANTY COSTS

     The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold with an initial warranty period. Revenue and expenses under extended warranty agreements are recognized ratably over the term of the extended warranty.

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           OCTOBER 31, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES -- (CONTINUED)

(N) IMPAIRMENT OF LONG-LIVED ASSETS

     The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

(O) INCOME TAXES

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

(P) LOSS PER SHARE

     In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted loss per share with basic and diluted loss per share. Unlike primary loss per share, basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Diluted loss per share is very similar to the previously reported fully diluted loss per share. All loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. Weighted average shares for purposes of the loss per share calculation do not include 1,066,667 shares placed in escrow at October 31, 1998 and 1997 due to the fact that they are contingently issuable and 685,610 and 710,717 stock options outstanding at October 31, 1998 and 1997, respectively, because their inclusion would have been anti-dilutive.

(Q) STOCK-BASED COMPENSATION

     In accordance with the provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant; accordingly, no compensation expense is recognized. As permitted, the Company has elected to adopt the pro forma disclosure provisions only of SFAS No. 123, "Accounting for Stock-Based Compensation". See Note 9.

(R) RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.

(S) USE OF ESTIMATES

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

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           OCTOBER 31, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES -- (CONTINUED)

(T) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for the Company for the fiscal year ending October 31, 1999, is currently anticipated to be applicable for the unrealized gains or losses on investment securities included in the consolidated statement of stockholders' equity.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," to establish standards for reporting information about operating segments in annual financial statements, selected information about segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for the Company for the fiscal year ending October 31, 1999, will require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which may result in more detailed information in the notes to the Company's financial statements than is currently required and provided.

(2) INVESTMENTS

     A summary of investments by major security type at October 31, 1998 and 1997 follows:

                                                            GROSS        GROSS
                                                          UNREALIZED   UNREALIZED
                                             AMORTIZED     HOLDING      HOLDING
                                                COST        GAINS        LOSSES     FAIR VALUE
                                             ----------   ----------   ----------   ----------
OCTOBER 31, 1998
Available-for-sale:
  Corporate debt securities................  $3,683,850     $6,754       $  --      $3,690,604
                                             ==========     ======       =====      ==========
OCTOBER 31, 1997
Held-to-maturity:
  Corporate debt securities................  $2,137,084     $  306       $(131)     $2,137,259
                                             ==========     ======       =====      ==========

     Maturities of securities at October 31, 1998 and 1997 follow:

                                                  1998                      1997
                                         -----------------------   -----------------------
                                         AMORTIZED                 AMORTIZED
                                            COST      FAIR VALUE      COST      FAIR VALUE
                                         ----------   ----------   ----------   ----------
Available-for-sale:
  Due within one year..................  $1,759,728   $1,762,049   $       --   $       --
  Due after one year...................   1,924,122    1,928,555           --           --
                                         ----------   ----------   ----------   ----------
                                         $3,683,850   $3,690,604   $       --   $       --
                                         ==========   ==========   ==========   ==========
Held-to-maturity:
  Due within one year..................  $       --   $       --   $1,697,023   $1,697,062
  Due after one year...................          --           --      440,061      440,197
                                         ----------   ----------   ----------   ----------
                                         $       --   $       --   $2,137,084   $2,137,259
                                         ==========   ==========   ==========   ==========

     A one-time reclassification was made effective October 31, 1998 upon reassessment of the appropriateness of the classifications of all securities held. Securities with an amortized cost of $3,683,850 were transferred from securities classified as held-to-maturity to securities classified as available-for-sale. The unrealized gain on the securities transferred was $6,754. The Company

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           OCTOBER 31, 1998 AND 1997

(2) INVESTMENTS -- (CONTINUED)

reclassified the securities since they may be sold in response to needs for liquidity or changes in interest rates.

(3) ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following as of October 31, 1998 and 1997:

                                                  1998         1997
                                               ----------   ----------
Trade accounts receivable....................  $1,130,648   $4,883,043
Other........................................       4,694      771,075
                                               ----------   ----------
     Accounts receivable.....................  $1,135,342   $5,654,118
                                               ==========   ==========

(4) INVENTORIES

     Inventories consist of the following as of October 31, 1998 and 1997:

                                                 1998         1997
                                              ----------   -----------
Raw materials...............................  $2,192,442   $ 4,074,492
Work in process.............................   3,439,888     4,828,173
Finished goods..............................   4,102,702     8,387,991
                                              ----------   -----------
                                               9,735,032    17,290,656
Less provision for inventory valuation......  (8,729,605)  (11,179,895)
                                              ----------   -----------
     Inventories, net.......................  $1,005,427   $ 6,110,761
                                              ==========   ===========

(5) ASSETS HELD FOR USE

     On July 24, 1998, the Company purchased the assets of Johnny Valet, Inc. a retail dry cleaning plant in San Diego, California. The Company paid $688,736 in cash and signed a note payable for $125,000. The non-interest-bearing note is due on January 10, 1999. The acquisition was accounted for utilizing the purchase method of accounting with the purchase price being allocated to the assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over the fair value of assets acquired of $543,150 was recorded as goodwill and is being amortized over ten years.

     In October 1998, the Company decided to not continue to pursue its strategy of consolidating the dry cleaning industry and determined that it would sell the assets of Johnny Valet, Inc. Goodwill was written down by $106,000 to reflect a reduction in the estimated amortizable life of the goodwill. The net assets held for use total $699,196 and have been classified as current assets on the consolidated balance sheet as of October 31, 1998. Operations of Johnny Valet, Inc. for the period from July 24, 1998 to October 31, 1998 resulted in a loss of $134,820 net of tax, including goodwill write-downs, and are included in the consolidated statement of operations for the year ended October 31, 1998.

(6) NOTE RECEIVABLE

     On October 21, 1998, the Company loaned Ocean Castle Investments, LLC (Ocean Castle) $447,939 to execute a block purchase of shares of the Company's Class A common stock from an unrelated third party. The Company's Chief Executive Officer is a principal of Ocean Castle. The note bears interest at the prime rate plus 1% with all interest and principal due October 21, 2001. The note is secured by 99,542 shares of the Company's Class A common stock.

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           OCTOBER 31, 1998 AND 1997

(7) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following as of October 31, 1998 and 1997:

                                                 1998         1997
                                              ----------   -----------
Leasehold improvements......................  $  237,551   $   472,901
Purchased software..........................     149,703       274,617
Furniture...................................     138,609       526,900
Equipment...................................     903,873     2,744,073
Shipsets and shipsets under construction....          --     8,496,431
                                              ----------   -----------
                                               1,429,736    12,514,922
Less accumulated depreciation...............    (649,701)   (9,555,383)
                                              ----------   -----------
     Property and equipment, net............  $  780,035   $ 2,959,539
                                              ==========   ===========

     During the year ended October 31, 1998, the Company recorded equipment write-offs of $1,006,532 which are included in special charges on the consolidated statement of operations. The write-offs are principally related to excess computers, furniture and other equipment that the Company is not utilizing.

     During the year ended October 31, 1997, the Company recorded equipment write-offs of $1,518,952 which are included in special charges in the consolidated statement of operations. The write-offs principally related to a system integration lab utilized in software development and testing. The lab equipment will not be utilized in the Company's future operations. Additionally, as of October 31, 1997, shipsets and shipsets under construction were fully reserved.

(8) ACCRUED LIABILITIES

     Accrued liabilities consist of the following as of October 31, 1998 and 1997:

                                                  1998         1997
                                               ----------   ----------
Accrued development and support costs........  $1,845,915   $2,534,689
Accrued maintenance costs....................     402,418    1,286,873
Due to related parties (see note 13).........     880,000       55,000
Other accrued expenses.......................     811,300    1,713,533
                                               ----------   ----------
     Accrued liabilities.....................  $3,939,633   $5,590,095
                                               ==========   ==========

(9) STOCK OPTION PLANS

     In October 1994, the Company adopted a Stock Option Plan (the 1994 Plan) which provides for the issuance of both incentive and nonqualified stock options to acquire up to 200,000 shares of the Company's Class A common stock. In November 1996, the Company amended and restated the 1994 Plan to increase the maximum shares that may be issued and sold under the plan to 800,000. The Company has granted options to purchase stock to various parties. All options were issued at a price equal to or greater than the market price of the Company's common stock at the date immediately prior to the grant and have a term of ten years. Options generally become exercisable after one to three years at the discretion of the Board of Directors. No further options will be granted under this plan.

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           OCTOBER 31, 1998 AND 1997

(9) STOCK OPTION PLANS -- (CONTINUED)

     In June 1997, the Company established a 1997 Stock Option Plan (the 1997
Plan). Options exercisable for a total of 500,000 shares of the Company's Class A common stock are issuable under the 1997 Plan. The 1997 Plan is administered by the Board of Directors of the Company (or a committee of the Board) which determines the terms of options granted under the 1997 Plan, including the exercise price and the number of shares subject to the option. The 1997 Plan provides the Board of Directors with the discretion to determine when options granted thereunder shall become exercisable. During fiscal 1998, 240,499 stock options with up to a three-year vesting period were granted at exercise prices ranging from $1.875 to $4.50. As of October 31, 1998, 258,557 stock options under the 1997 Plan remained available for grant.

     On February 10, 1998, the Company adopted a plan to reduce the exercise price on the stock options under the Company's 1994 and 1997 Plans on specified dates to $2.625 provided the holder is a current employee on the applicable future dates. The exercise price on one-half of each outstanding option was reduced to $2.625 on October 10, 1998 pursuant to the plan. A similar reduction in the exercise price for the remaining half of the options will occur on April 10, 1999, provided the option holder is still employed by the Company at that time.

     During the year ended October 31, 1998, the Company granted stock options to purchase 33,333 shares of Class A common stock at an exercise price of $4.50 to each of three stockholders of the Company. The options were granted in exchange for consulting services. See Note 13.

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

     Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share on a pro forma basis would be as indicated below:

                                               YEARS ENDED OCTOBER 31,
                                            -----------------------------
                                               1998              1997
                                            -----------      ------------
Net loss:
  As reported.............................  $(7,259,959)     $(51,022,312)
                                            ===========      ============
  Pro forma...............................  $(7,666,463)     $(53,486,930)
                                            ===========      ============
Basic and diluted net loss per share:
  As reported.............................  $     (1.22)     $      (8.89)
                                            ===========      ============
  Pro forma...............................  $     (1.29)     $      (9.32)
                                            ===========      ============

     Pro forma net losses reflect only options granted in fiscal 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to November 1995 are not considered under SFAS No. 123.

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           OCTOBER 31, 1998 AND 1997

(9) STOCK OPTION PLANS -- (CONTINUED)

     For purposes of the SFAS No. 123 pro forma net loss and net loss per share calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998 and 1997:

                                                  YEARS ENDED OCTOBER 31,
                                                  ------------------------
                                                   1998              1997
                                                  ------            ------
Dividend yield..................................      0%                0%
Expected volatility.............................  71.62%            71.62%
Risk free interest rate.........................   5.65%             6.12%
Expected lives (years)..........................    5.0               5.0

     Activity related to the stock option plans is summarized below:

                                                              YEARS ENDED OCTOBER 31,
                                               ------------------------------------------------------
                                                         1998                          1997
                                               ------------------------      ------------------------
                                                               WEIGHTED                      WEIGHTED
                                                               AVERAGE                       AVERAGE
                                               NUMBER OF       EXERCISE      NUMBER OF       EXERCISE
                                                 SHARES         PRICE          SHARES         PRICE
                                               ----------      --------      ----------      --------
Balance at the beginning of year.............    710,717        $24.15         534,900        $29.43
Granted......................................    240,499          3.01         282,233         22.32
Exercised....................................         --            --          (2,983)        21.72
Forfeited....................................   (265,606)        21.94        (103,433)        23.82
                                                --------                      --------
Balance at the end of year...................    685,610         17.42         710,717         24.15
                                                ========                      ========
Exercisable at the end of year...............    426,311         24.70         428,928         24.48
                                                ========                      ========
Weighted-average fair value of options
  granted during the year....................   $   1.91                      $  14.04
                                                ========                      ========

     The following table summarizes the status of outstanding stock options as of October 31, 1998:

                                                 OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                        -------------------------------------   ----------------------
                                                        WEIGHTED
                                                        AVERAGE      WEIGHTED                 WEIGHTED
                                         NUMBER OF     REMAINING     AVERAGE     NUMBER OF    AVERAGE
                                          OPTIONS     CONTRACTUAL    EXERCISE     OPTIONS     EXERCISE
RANGE OF EXERCISE PRICES                OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
------------------------                -----------   ------------   --------   -----------   --------
$ 1.87 - $13.50.......................    279,029         9.58        $ 4.20       42,533      $10.60
$15.00 - $23.82.......................      7,750         7.83         19.55        5,250       18.94
$24.00................................    249,582         7.92         24.00      246,113       24.00
$28.86 - $43.14.......................    149,249         7.67         31.00      132,415       30.75
                                          -------                                 -------
                                          685,610                                 426,311
                                          =======                                 =======

     At the discretion of the Board of Directors, the Company may allow optionees to elect to receive shares equal to the market value of the option, in lieu of delivery of the exercise price in cash. The market value of the shares issued is charged to compensation expense. As a result of optionees selecting this exercise option, 507 shares of stock were issued upon the exercise of 2,950 options during the fiscal year ended October 31, 1997. Compensation expense of $13,874 is included in the accompanying consolidated statement of operations for the year ended October 31, 1997.

(10) BENEFIT PLAN

     The Company has adopted a defined contribution benefit plan that complies with section 401(k) of the Internal Revenue Code and provides for discretionary Company contributions. Employees who

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           OCTOBER 31, 1998 AND 1997

(10) BENEFIT PLAN -- (CONTINUED)

complete three months of service are eligible to participate in the Plan. The Company did not make any contributions to the Plan for the years ended October 31, 1998 or 1997.

(11) STOCKHOLDERS' EQUITY

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

(A) STOCK REPURCHASE ACTIVITY

     In connection with a stock repurchase program authorized by the Board of Directors on December 17, 1997, the Company purchased a total of 844,667 shares of the Company's Class A common stock in open market activities at a total cost of $2,315,983. On October 30, 1998, the Board of Directors authorized another repurchase program whereby the Company may repurchase up to 666,667 shares of its Class A common stock on the open market.

(B) ESCROW SHARES

     As a condition of the Company's initial public offering in March 1995, the underwriter required that an aggregate of 1,066,667 shares of the Company's Class B common stock be designated as escrow shares. The escrow shares are not assignable or transferable until certain earnings or market price criteria have been met. If the conditions are not met by January 31, 1999, such shares will be canceled and contributed to the Company's capital.

     Of the escrow shares, 416,667 shares will be released from escrow, on a pro rata basis, if and only if, one or more of the following conditions is/are met:

     o the Company's pretax income, exclusive of extraordinary items amount to at least $5,900,000 for fiscal 1995 or fiscal 1996, $8,000,000 for fiscal 1997 or $10,100,000 for fiscal 1998;

     o the closing bid price of the Company's Class A common stock is in excess of $48.00 for a 30-day period during the 18-month period following the public offering or in excess of $60.00 for a 30-day period in the subsequent 18-month period.

     The remaining 650,000 escrow shares will be released from escrow, if and only if, one or more of the following conditions is/are met:

     o the Company's pretax income, exclusive of extraordinary items, amounts to at least $8,500,000 for fiscal 1995 or fiscal 1996, $11,500,000 for fiscal 1997 or $14,500,000 for fiscal 1998;

     o the closing bid price of the Company's Class A common stock is in excess of $66.00 for a 30-day period during the 18-month period following the public offering or in excess of $84.00 for a 30-day period in the subsequent 18-month period.

     The shares will also be released under certain circumstances if the Company is acquired or merged.

     As restrictions on such shares are removed, they will be accounted for as issued for services rendered and the fair value of such shares will be charged to operations as compensation expense. Management believes the criteria will not be met and such shares would then revert to the Company's treasury.

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           OCTOBER 31, 1998 AND 1997

(11) STOCKHOLDERS' EQUITY -- (CONTINUED)

(C) WARRANTS

     The following table summarizes warrant activity for the years ended October 31, 1998 and 1997:

                                                  CLASS B     CLASS C   CLASS D   CLASS E
                                                -----------   -------   -------   -------
Outstanding as of October 31, 1996............    3,536,482    55,000    55,000        --
Issued in connection with advisory services...           --        --        --    50,000
Issued in connection with amendment of license
  agreement...................................           --        --        --    16,667
Exercise of Class B warrants..................   (3,266,587)       --        --        --
Redemption of Class B warrants................     (269,895)       --        --        --
                                                -----------   -------   -------   -------
Outstanding as of October 31, 1997 and
  October 31, 1998............................           --    55,000    55,000    66,667
                                                ===========   =======   =======   =======
Exercise price................................  $     29.25   $ 33.00   $ 42.00   $ 24.00
                                                ===========   =======   =======   =======

     Each Class B, Class C, Class D and Class E warrant entitles the holder to one share of Class A common stock. All outstanding warrants are exercisable as of October 31, 1998.

     On November 22, 1996, the Company offered to the holders of its Class B warrants to reduce the exercise price of the Class B warrants to $22.50 per share from $29.25 per share upon the exercise of each Class B warrant exercised by December 24, 1996. As a result of this offer, 3,266,587 shares of Class A common stock were issued upon the exercise of 3,266,587 Class B warrants, yielding net proceeds of approximately $69,100,000, net of commissions and expenses approximating $4,480,000. Previously on October 23, 1996, the Company had notified the remaining Class B warrant holders of its intent to call all outstanding Class B warrants for redemption on January 17, 1997. The Company redeemed 269,895 Class B warrants at $.15 per warrant.

     In November 1996, the Company issued stock purchase warrants to purchase 50,000 shares of Class A common stock at $29.63 per share to Houlihan Lokey Howard & Zukin in exchange for advisory services. The exercise period of the warrants expires in November 2001. On January 6, 1997, the Company lowered the exercise price of the stock purchase warrants to $24 per share, such price being the trading price of the Class A common stock at the close of the previous business day.

     In November 1996, the Company issued stock purchase warrants to purchase 16,667 shares of Class A common stock at $32.25 per share in connection with the amendment and restatement of a License Agreement with FortuNet. The exercise period of the warrants expires in November 2001. On January 6, 1997, the Company lowered the exercise price of the stock purchase warrants to $24 per share, such price being the trading price of the Class A common stock at the close of the previous business day.

(D) UNIT PURCHASE OPTIONS

     In conjunction with the Company's initial public offering in March 1995, the Company agreed to sell to the underwriter and its designees, for nominal consideration, a unit purchase option to purchase up to 93,333 units. Each unit consists of one share of Class A common stock, one redeemable Class A warrant and one redeemable Class B warrant. The warrants are not subject to redemption by the Company unless, on the redemption date, the unit purchase option has been exercised and the underlying warrants are outstanding. The unit purchase option is exercisable during the four-year period commencing one year from the date of the initial public offering at an exercise price of $18.00 per unit, subject to certain events.

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           OCTOBER 31, 1998 AND 1997

(12) INCOME TAXES

     Income tax benefit differed from the amounts computed by applying the U.S. Federal corporate income tax rate of 34% to net loss as a result of the following:

                                                        1998           1997
                                                     -----------   ------------
Computed expected tax benefit......................  $ 2,468,386   $ 17,347,586
Change in valuation allowance......................   (2,127,293)   (17,328,254)
Nondeductible severance payments...................     (416,498)            --
Other..............................................       75,405        (19,332)
                                                     -----------   ------------
                                                     $        --   $         --
                                                     ===========   ============

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                        1998           1997
                                                     -----------   ------------
Deferred tax assets:
  Net operating loss carryforward..................  $18,836,132   $ 13,014,307
  Property and equipment...........................    1,135,837      3,088,482
  Deferred start-up costs..........................      825,091      1,159,948
  Accrued product warranty costs...................    1,825,463      1,567,634
  Issuance of stock options and warrants...........      864,577        866,879
  Provision for inventory valuation................    2,968,066      3,801,164
  Accrued liabilities..............................    1,198,426      1,299,329
  Deferred revenue.................................      154,027        810,527
  Other............................................      133,205        205,261
                                                     -----------   ------------
                                                      27,940,824     25,813,531
Less valuation allowance...........................  (27,940,824)   (25,813,531)
                                                     -----------   ------------
        Net deferred tax asset.....................  $        --   $         --
                                                     ===========   ============

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management has provided a valuation allowance for 100% of the deferred tax assets as the likelihood of realization cannot be determined. As of October 31, 1998, the Company has a net operating loss (NOL) carryforward for federal income tax purposes of approximately $55,400,000, which begins to expire in 2009, and a research and experimentation tax credit of approximately $247,000. The Company likely underwent a change in ownership in accordance with Internal Revenue Code Section 382, the effect of which has not yet been determined by the Company. This change would effect the timing of the utilization of the NOL, as well as the amount of the NOL which may ultimately be utilized, though it is not expected to materially effect the amount of the NOL carryforward.

(13) RELATED PARTY TRANSACTIONS

     During the year ended October 31, 1998, the Company executed severance agreements with three former officers, pursuant to which the Company paid the former officers $3,053,642. In addition, the

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           OCTOBER 31, 1998 AND 1997

(13) RELATED PARTY TRANSACTIONS -- (CONTINUED)

Company executed consulting agreements with the three former officers with varying terms expiring through September 1999. The consulting agreements require payments totaling $735,000 over the various terms. As of October 31, 1998, $133,750 has been paid under the consulting agreements, $175,000 has been included in accrued liabilities in the consolidated balance sheet and $308,750 has been included in general and administrative expenses in the consolidated statement of operations. Additionally, the Company's stockholders' agreement with principal stockholders covering certain corporate governance matters was canceled.

     The Company's Chief Executive Officer is a principal of Ocean Castle Investments, LLC (Ocean Castle) which maintains administrative offices for the Company's Chief Executive Officer, Corporate Secretary and certain other employees of the Company. The Company has an agreement with Ocean Castle whereby the Company will pay for all reasonable and ordinary expenses incurred by Ocean Castle in operating such offices and furthering the Company's business.

     During the year ended October 31, 1998, Ocean Castle executed consulting agreements with two principal stockholders of the Company. The rights and obligations of Ocean Castle under the agreements were assumed by the Company. The consulting agreements require payments aggregating $1,000,000 to each of the consultants through December 2003 in exchange for advisory services. Each of the consultants also received stock options to purchase 33,333 shares of Class A common stock at an exercise price of $4.50. Additionally, the Company also granted stock options to purchase 33,333 shares of Class A common stock at an exercise price of $4.50 to another stockholder of the Company. The options were granted in exchange for consulting services.

     During the year ended October 31, 1998, the Company extended by one year a consulting agreement with a former officer of the Company pursuant to which the Company will pay $55,000 for services received during the period November 1999 through October 2000.

     The Company has entered into a consulting agreement with First Lawrence Capital Corp. (First Lawrence) to perform various financial advisory services related to ongoing business development and management. The managing director of First Lawrence is also a director of the Company. After the date of the independent auditors' report, the Company retained, on a full time basis as President and Chief Operating Officer, the services of the managing director of First Lawrence effective December 12, 1998. Accordingly, the Company will enter into an employment contract with such individual. During the year ended October 31, 1998, the Company paid $11,846 under the First Lawrence consulting agreement. The Company executed a consulting agreement with the Whitestone Group, LLC, a shareholder of First Lawrence. Pursuant to the agreement, the Company will pay $250,000 for consulting services received during fiscal 1998.

     The Company has an Intellectual Property License and Support Services Agreement (the License Agreement) for certain technology with FortuNet, Inc. (FortuNet). FortuNet is owned by a principal stockholder and previous director of the Company. The License Agreement provides for an annual license fee of $100,000 commencing in October 1994 and continuing through November 2002. The Company paid FortuNet $100,000 during each of the years ended October 31, 1998 and 1997. As of October 31, 1998, the remaining commitment of $400,000 is included in accrued liabilities on the consolidated balance sheet.

     The Company had a letter agreement dated May 28, 1996 with a specialty investment-banking firm (the Firm) to act as the Company's financial advisor. The senior managing director of this Firm is also a former director of the Company. The Company paid the Firm $811,687 during the year ended October 31, 1997.

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           OCTOBER 31, 1998 AND 1997

(13) RELATED PARTY TRANSACTIONS -- (CONTINUED)

     The Company had a consulting agreement with Worldwide Associates (Worldwide) to perform various consulting services. The chairman and president of Worldwide is also a former director of the Company. The Company paid Worldwide $56,063 during the year ended October 31, 1997.

     In November 1996, the Company executed a Strategic Alliance Agreement (Alliance Agreement) with Hyatt Ventures, Inc. (Hyatt), an affiliate of Hyatt Corporation. The president of Hyatt is also a former director of the Company. Under the terms of the Alliance Agreement, Hyatt, directly and through certain of its affiliates, agreed to use its best commercial efforts to assist the Company in advancing the Company's business with respect to the entertainment network. The Alliance Agreement was terminated in November 1997 as a result of changing market conditions. In January 1997, the Company issued 20,000 unregistered shares of Class A common stock to Hyatt in connection with Hyatt acting as a guarantor on behalf of the Company in certain contract negotiations. As a result of the stock issuance, a charge of $466,875 is included in the consolidated statement of operations for the year ended October 31, 1997.

     During the year ended October 31, 1996, the Company executed severance agreements with three former officers pursuant to which the Company will pay severance of $752,500 over a three-year period. As of October 31, 1998, $55,000 remains to be paid under these agreements.

(14) COMMITMENTS AND CONTINGENCIES

(A) LAWSUIT

     On March 6, 1998, the Company was named as a nominal defendant in a derivative action filed in the Supreme Court of the State of New York, County of New York, entitled Barington Capital Group, L.P. et al. v. Yuri Itkis et al. (No. 98103878). The lawsuit named ten former officers and directors of the Company and alleged various breaches of fiduciary duty. On October 21, 1998, the Company settled the lawsuit with Barington Capital Group, L.P. ("Barington"). As part of the settlement, the Company engaged Barington to provide investment banking services for a period of twelve months and has paid Barington a retainer of $250,000 and a twelve-month consulting fee of $360,000. The Company also paid Barington $150,000 for reimbursement of litigation and proxy solicitation expenses. The agreement requires the payment of additional fees should the Company utilize the services of Barington through October of 1999.

(B) LEASE OBLIGATIONS

     The Company leases office space and furniture under operating and capital leases that expire at various dates through August 2000. The future minimum lease commitments under these leases and sublease rentals are as follows:

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           OCTOBER 31, 1998 AND 1997

(14) COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

                                                          CAPITAL   OPERATING   SUBLEASE
YEAR ENDING OCTOBER 31,                                   LEASES     LEASES     RENTALS
-----------------------                                   -------   ---------   --------
1999....................................................  $80,548   $ 459,008   $ 53,550
2000....................................................       --      48,970         --
                                                          -------   ---------   --------
Total minimum lease payments............................   80,548   $ 507,978   $ 53,550
                                                                    =========   ========
Less amount representing interest.......................   (3,708)
                                                          -------

Present value of net minimum lease payments.............  $76,840
                                                          =======

     Rental expense under operating leases totaled $960,745 and $920,412 for the years ended October 31, 1998 and 1997, respectively.

     Amounts capitalized under capital lease agreements are as follows as of October 31, 1998 and 1997:

                                                           1998        1997
                                                         ---------   --------
Furniture..............................................  $ 302,085   $302,085
Less accumulated amortization..........................   (293,794)   (83,334)
                                                         ---------   --------
                                                         $   8,291   $218,751
                                                         =========   ========

(C) SALES COMMITMENTS AND SPECIAL CHARGES

     The Company has entered into sales contracts with three airlines, Schweizerische Luftverkehr AG (Swissair), Debonair Airways, Ltd. (Debonair) and Alitalia Airlines, S.p.A. (Alitalia) for the manufacture and installation of its in-flight entertainment network, and to provide hardware and software upgrades, as defined in the agreements.

     Pursuant to an agreement with Swissair, Swissair purchased shipsets for the first and business class sections of sixteen aircraft for an average of $1.7 million per aircraft. Included in the purchase price was material, installation, maintenance through September 1998, one-year warranty and upgrade costs for the sixteen aircraft. As of October 31, 1998, the Company had completed installations of the entertainment network on all of these aircraft. The agreement also required the Company to install the entertainment network in the first, business and economy class sections of three additional aircraft, at no charge to Swissair. The Company was responsible for all costs including entertainment network components, installation and maintenance through September 1998 for the three aircraft. As of October 31, 1998, the Company had completed installations of the entertainment network on all of these aircraft and title to each of these three shipsets had been transferred to Swissair. The estimated material, installation, maintenance and one-year warranty and upgrade costs for these three shipsets of $14,292,404 is included in the accompanying consolidated statement of operations as a special charge for the year ended October 31, 1997. During the fiscal year ended October 31, 1998, the Company recognized a recovery of special charges of $606,508. The recovery of special charges resulted from a reduction in the number of entertainment networks requiring maintenance in the economy class sections of the Swissair aircraft and a reduction in development expenses. The Company has also entered into two letters of intent with Swissair. The first relates to a $4,700,000 order for first and business class installations on four Swissair MD-11 aircraft that are being added to the Swissair fleet.

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           OCTOBER 31, 1998 AND 1997

(14) COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

The Company has also received a letter of intent from Swissair to extend the warranty on all installed systems for a second and third year at a price of $3,975,000. On December 9, 1998, the Company received notice form Swissair stating their intent to cancel the order for the four additional installations. As a result, the Company and Swissair are engaged in discussions regarding outstanding financial matters. The Swissair agreement also subjects the Company to certain penalties, which could be substantial, if the entertainment networks do not meet certain operational reliability criteria.

     On October 29, 1998, the Company was notified by Swissair of its decision to deactivate the entertainment networks on all Swissair aircraft. Swissair told the Company that this precautionary action was taken in response to recent technical investigations conducted by the Canadian Transportation Safety Board following the crash of Swissair Flight No. 111 on September 2, 1998 off the coast of Nova Scotia. However, based on investigation findings, the Company has been informed by representatives of the Canadian Transportation Safety Board and Swissair that its entertainment network has not been related, in any way, to the cause of the crash of Swissair Flight No. 111. The Company and its system integrator/installation contractor are working closely with Swissair to take the necessary steps that will allow Swissair to reactivate the systems as quickly as possible.

     Pursuant to an agreement with Debonair, the Company was to manufacture, install, operate, and maintain the entertainment network on six Debonair aircraft for a period of eight years from installation. In February 1998, the Company and Debonair signed a Termination Agreement. Pursuant to the agreement, Debonair removed the entertainment network from its aircraft and the Company paid Debonair $134,235 as full and final settlement of all of its obligations with Debonair. Included in the accompanying consolidated statement of operations for the year ended October 31, 1997 are special charges of $956,447 for the cost of the first completed shipset and $2,881,962 to write-down all inventory related to the Debonair program.

     In connection with these current agreements with Swissair and Debonair and the absence of any new entertainment network orders for the Company, property and equipment write-downs of $1,006,532 and $1,518,952 were recorded as special charges during fiscal 1998 and 1997, respectively.

     Pursuant to an agreement with Alitalia, the Company delivered five first generation shipsets for installation on Alitalia aircraft during fiscal 1996. Alitalia has notified the Company that it does not intend to continue operation of the shipsets, and the Company has indicated that it will not support the shipsets. As of October 31, 1998, the Company has accrued for estimated product warranty costs that were to be incurred under the original agreement.

(D) PURCHASE COMMITMENTS

     As of October 31, 1998, the Company had approximately $1,800,000 of purchase commitments with various vendors in anticipation of the fulfillment of the Company's sales commitments.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

     Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           OCTOBER 31, 1998 AND 1997

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)

uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

     Since the fair value is estimated as of October 31, 1998, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

     The carrying amount of cash and cash equivalents approximates fair value because their maturity is generally less than three months. The fair value of investment securities is approximately $3,690,604. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximate fair value as they are expected to be collected or paid within ninety days of year-end. The fair value of capital lease obligations and note payable approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

(16) RISK RELATED TO CONCENTRATION IN THE VOLUME OF BUSINESS

     Sales of entertainment networks by the Company are typically made to a relatively few number of customers. This concentration of business among a few customers exposes the Company to significant risk. For the year ended October 31, 1998, one customer accounted for 98% of the Company's sales and outstanding accounts receivable from this customer was approximately $1,100,000. For the year ended October 31, 1997, one customer accounted for 95% of the Company's sales and outstanding accounts receivable from this customer were approximately $4,900,000.

(17) SUPPLEMENTAL FINANCIAL INFORMATION

     A summary of additions and deductions related to the provisions for doubtful accounts and inventory valuation for the years ended October 31, 1998 and 1997 are as follows:

                                      BALANCE AT                               BALANCE AT
                                       BEGINNING                                   END
                                        OF YEAR      ADDITIONS    DEDUCTIONS     OF YEAR
                                      -----------   -----------   ----------   -----------
PROVISIONS FOR DOUBTFUL ACCOUNTS:
  Year ended October 31, 1998.......  $        --   $        --   $       --   $        --
                                      ===========   ===========   ==========   ===========
  Year ended October 31, 1997.......  $ 1,732,377   $   216,820   $1,949,197   $        --
                                      ===========   ===========   ==========   ===========

     During the year ended October 31, 1998, the Company recorded a provision for doubtful accounts of $9,869 which is included in assets held for use.

PROVISIONS FOR INVENTORY VALUATION:
  Year ended October 31, 1998.......  $11,179,895   $        --   $2,450,290   $ 8,729,605
                                      ===========   ===========   ==========   ===========
  Year ended October 31, 1997.......  $        --   $11,179,895   $       --   $11,179,895
                                      ===========   ===========   ==========   ===========

                     INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           OCTOBER 31, 1998 AND 1997

(17) SUPPLEMENTAL FINANCIAL INFORMATION -- (CONTINUED)

     Supplemental disclosure of cash flow information is as follows:

                                                        YEARS ENDED OCTOBER 31,
                                                        -----------------------
                                                           1998         1997
                                                        ----------   ----------
Cash paid for interest................................   $ 11,954     $ 13,423
                                                         ========     ========
Noncash investing and financing activities:
  Acquisition:
     Fair value of assets acquired....................   $813,736     $     --
     Cash paid........................................    688,736           --
     Note payable.....................................    125,000           --
                                                         ========     ========
  Capital lease obligations incurred..................   $     --     $210,678
                                                         ========     ========
  Issuance of stock under stock option plan pursuant
     to cashless exercise option......................   $     --     $ 13,874
                                                         ========     ========
  Issuance of stock for services received.............   $187,729     $466,875
                                                         ========     ========

     Certain assets including accounts receivable, prepaid expenses, and property and equipment totaling $699,196 have been reclassified in the October 31, 1998 consolidated balance sheet to assets held for use.