Form 10QSB
period 1999-01-31
INTERACTIVE FLIGHT TECHNOLOGIES INC
filed 1999-03-17
CIK 932021

U.S. SECURITIES AND EXCHANGE CONMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter ended January 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

                           Commission File No. 0-25668

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
                      -------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                            11-3197148
          --------                                            ----------
(State or other Jurisdiction of                             (I.R.S. Employer
Incorporation of Organization)                            Identification Number

                            4041 North Central Avenue
                                   Suite B-200
                             Phoenix, Arizona 85012
                     --------------------------------------
                    (Address of Principal Executive Offices)

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

                 Yes   |X|                            No  ___


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                            Outstanding at February 26, 1999
            -----                            --------------------------------
Class A common stock, $.01 par value                5,317,900 shares
Class B common stock, $.01 par value                 118,519 shares

                  Transitional Small Business Disclosure Format

                 Yes ___                              No   |X|

              INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND SUBSIDIARY
                   Index to Consolidated Financial Statements

                                                                         PAGE
                                                                         ----

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of
  January 31, 1999 (unaudited)
  and October 31, 1998 (audited)..........................................3
Condensed Consolidated Statements of Operations for
  the three months ended January 31,
  1999 and 1998 (unaudited)...............................................4
Condensed Consolidated Statements of Cash Flows for
  the three months ended January 31, 1999 and
  1998 (unaudited)........................................................5
Notes to Condensed Consolidated Financial
  Statements (unaudited)..................................................6
Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................................10
PART II.  OTHER INFORMATION
Item 6:  Exhibits and Reports on Form 8-K................................16
SIGNATURES ..............................................................17




                                      (2)

              INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                  Assets                                        January 31,               October 31,
                                                                                   1999                      1998
                                                                               -------------             -------------
                                                                                (unaudited)
Current assets:
Cash and cash equivalents                                                      $  25,230,948             $  27,914,551
Restricted cash                                                                      782,779                 1,039,311
Short-term investment securities                                                   2,022,213                 1,762,049
Accounts receivable, net                                                             978,178                 1,135,342
Note receivable from related party                                                   447,939                   447,939
Inventories, net                                                                   1,535,209                 1,005,427
Prepaid expenses                                                                     431,420                   567,601
Assets held for use                                                                  631,389                   699,196
Other current assets                                                               1,097,639                   379,046
                                                                               -------------             -------------
         Total current assets                                                     33,157,714                34,950,462
                                                                               -------------             -------------

Investment securities                                                              1,534,832                 1,928,555
Property and equipment, net                                                          695,054                   780,035
Other assets                                                                         799,143                   605,150
                                                                               -------------             -------------

         Total assets                                                          $  36,186,743             $  38,264,202
                                                                               -------------             -------------

                   Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                               $   1,347,746             $   1,447,815
Accrued liabilities                                                                3,454,835                 4,016,473
Deferred revenue                                                                     939,454                   453,022
Accrued product warranties                                                         5,212,719                 5,369,008
Note Payable                                                                            --                     125,000
                                                                               -------------             -------------
         Total current liabilities                                                10,954,754                11,411,318
                                                                               -------------             -------------

Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized,                --                        --
none issued
Class A common stock, one vote per share, par value $0.01 per share,
     40,000,000 shares authorized; 5,340,500 and
     6,125,908 shares issued, respectively                                            53,405                    61,259
Class B common stock, six votes per share, par value $0.01 per share,
4,000,000 shares authorized; 118,519 and 1,244,445 shares issued and
outstanding respectively                                                               1,185                    12,445
Additional paid-in capital                                                       110,074,271               112,371,141
Net unrealized gains on investment securities                                          3,101                     6,754
Accumulated deficit                                                              (84,854,502)              (83,282,732)
Treasury stock, at cost; 22,600 and 844,667 shares, respectively                     (45,471)               (2,315,983)
                                                                               -------------             -------------
         Total stockholders' equity                                               25,231,989                26,852,884
                                                                               -------------             -------------
         Total liabilities and stockholders' equity                            $  36,186,743             $  38,264,202
                                                                               -------------             -------------

     See accompanying notes to condensed consolidated financial statements.


                                      (3)

              INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                     Three Months
                                                                   ended January 31,
                                                         -------------------------------------
                                                             1999                     1998
                                                         ------------             ------------
Revenue:

Equipment sales                                          $       --               $ 13,291,226

Service income                                                324,758                  118,439
                                                         ------------             ------------
                                                              324,758               13,409,665
                                                         ------------             ------------

Costs and expenses:

Cost of equipment sales                                          --                 11,567,395

Cost of service income                                        186,442                    5,700

Expenses associated with investments                          300,000                     --

Research and development expenses                                --                    609,927

General and administrative expenses                         1,880,949                1,606,431
                                                         ------------             ------------
                                                            2,367,391               13,789,453
                                                         ------------             ------------
         Operating loss                                    (2,042,633)                (379,788)

Other:

Interest income                                               442,976                  545,132

Interest expense                                               (1,689)                  (3,761)

Other income                                                   29,576                     --
                                                         ------------             ------------
         Net income (loss)                               $ (1,571,770)            $    161,583
                                                         ------------             ------------


Basic and diluted net income (loss) per share            $      (0.29)            $       0.03
                                                         ------------             ------------


Weighted average shares outstanding                         5,450,523                6,240,783
                                                         ------------             ------------

     See accompanying notes to condensed consolidated financial statements.



                                      (4)

                    INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND
                                   SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                         January 31
                                                                            -------------------------------------
                                                                                1999                     1998
                                                                            ------------             ------------
Cash flows from operating activities:                                       $ (1,571,770)            $    161,583
    Net income (loss)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Provision for doubtful accounts                                          18,778                     --
         Depreciation and amortization                                           103,389                  320,357
         Changes in assets and liabilities
           Decrease in accounts receivable                                       174,611                1,055,223
           Decrease (increase) in inventories                                   (529,782)               3,501,444
           Increase in prepaid expenses, other current assets
             and other assets                                                   (772,178)                (254,653)
           Decrease in accounts payable                                         (105,918)              (2,954,150)
           Decrease in notes payable                                            (125,000)                    --
           Increase (decrease) in accrued liabilities                           (525,347)                 535,880
           Increase (decrease) in deferred revenue                               486,432               (2,319,112)
           Decrease in accrued severance costs                                      --                    (13,750)
           Increase (decrease) in accrued product warranties                    (156,290)               1,751,994
                                                                            ------------             ------------
             Net cash provided by (used in) operating
                activities                                                    (3,003,075)               1,784,816

Cash flows from investing activities:
    Purchases of property and equipment                                           (9,805)                  (5,694)
    Proceeds from sale of equipment                                                9,786                     --
    Purchases of investment securities                                          (921,418)                (500,547)
    Maturities of investment securities                                             --                    125,309
    Proceeds from sale of investment securities                                1,051,324                     --
    Decrease in restricted cash                                                  256,532                     --
                                                                            ------------             ------------
             Net cash provided by (used in) investing activities                 386,419                 (380,932)
                                                                            ------------             ------------

Cash flows from financing activities:
    Purchases of treasury stock                                                  (45,471)                (315,586)
    Payments on capital lease obligations                                        (21,476)                 (19,442)
                                                                            ------------             ------------
             Net cash used in financing activities                               (66,947)                (335,028)
                                                                            ------------             ------------

             Increase (decrease) in cash and cash equivalents                 (2,683,603)               1,068,856

Cash and cash equivalents at beginning of period                              27,914,551               36,890,454
                                                                            ------------             ------------
Cash and cash equivalents at end of period                                  $ 25,230,948             $ 37,959,310
                                                                            ------------             ------------

     See accompanying notes to condensed consolidated financial statements.




                                      (5)

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(1) Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Interactive Flight Technologies, Inc. and its wholly owned subsidiary (the "Company"). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the amounts in the October 31, 1998 Balance Sheet to conform with the January 31, 1999 presentation.

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the fiscal year ended October 31, 1998, included in the Company's Annual Report on Form 10-KSB.

     The results of operations for the three months ended January
31, 1999 are, not necessarily indicative of the results to be expected for the entire fiscal year.

(2) Stockholders' Equity

(a) Stock Repurchase Program

     On October 30, 1998, the Board of Directors authorized the Company to repurchase up to 666,667 more shares of its Class A Common Stock on the open market. On January 11, 1999 the Company retired 844,667 shares of Class A Common Stock which were repurchased pursuant to a previous stock repurchase program authorized by the Board of Directors and held in treasury. As of January 31, 1999, the Company had repurchased an additional 22,600 shares at prices ranging from $1.4948 to $2.1250 per share,

(b) Reverse Stock Split

     On October 30, 199$, the stockholders of the Company approved a one-for-three reverse stock split of the Company's Class A common stock and Class B common stock, One share was issued for three shares of common stock held by stockholders of record as of the close of business on November 2, 1998.



                                      (6)

     All references to the number of common shares, per share amounts and stock option data elsewhere in the condensed consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the reverse split for all periods presented.

(c) Escrow Shares

     As a condition of the Company's initial public offering in March 1995, the underwriter required that an aggregate of 1,066,667 shares of the Company's Class B common stock be designated as escrow shares. The escrow shares were not assignable or transferable until certain earnings or market price criteria were met. If the conditions were not met by January 31, 1999, such shares would be canceled and contributed to the Company's capital. The conditions contained in the Stock Escrow Agreement were not met and such shares have been cancelled and contributed to the Company's capital as of January 31, 1999.

(3) Investments

(a) Inter Lotto Ltd.

     On November 9, 1998, the Company signed a letter of intent to obtain the exclusive right to provide for the operation of daily lotteries in Great Britain, by way of a management contract with an outside third party, and will be responsible for developing, installing, marketing and operating the lottery, selecting the game and managing the network. In exchange, the Company will receive a percentage of the revenues generated by the sale of lottery tickets and will purchase from an unrelated party a 27.5% interest in Inter Lotto (UK) Ltd. ("ILL"), in the United Kingdom for (pound)200,000. ILL is a company licensed, by the Gaming Board for Great Britain, to operate daily lotteries on behalf of United Kingdom Charities.

     As of January 31, 1999 the Company has advanced ILL $212,000 in accordance with the letter of intent and has paid ILL a standstill fee of $150,000. Should a transaction not be consummated, ILL will be required to repay the advances over a period not to exceed three years. The closing of the transaction is subject to further due diligence and negotiation of final terms.

(b) Information Paradigms, Inc.

     In December 1998, the Company entered into a Letter of Intent to acquire a 55% interest in Information Paradigms, Inc. ("IPI") which it subsequently decided not to pursue. As of January 31, 1999, the Company had advanced IPI $250,000 pursuant to a one year Convertible Promissory Note.

(4) Purchase Commitments

     As of January 31, 1999, the Company had approximately $600,000 of purchase commitments with various vendors in anticipation of the fulfillment of the Company's sales commitments.



                                      (7)

(5) Subsequent Events

(a) The Network Connection, Inc.

     On February 4, 1999 the Company signed a letter of intent to merge the business of its Interactive Entertainment Division with The Network Connection, Inc. "TNCi". Under the terms of the transaction, the Company will make a $5 million cash payment to TNCi and merge the business of its Interactive Entertainment Division, which includes all operating assets and liabilities of such business, into TNCi for newly issued shares of common stock of TNCI so that IFT will own 60% of TNCi after the merger. The transaction is subject to the signing of a definitive agreement and the review and approval of TNCi shareholders. The merged entity will operate as TNCi. In connection with the proposed merger transaction, the Company entered into a $500,000 secured promissory note agreement with the related note bearing interest at 9.5% and maturing on the earlier of, i) May 15, 1999 or, ii) the date of closing of a merger transaction. The Company advanced $425,000 to TNCi as of January 31, 1999 and an additional $75,000 on February 19, 1999 pursuant to the note. As additional consideration for the note, the Company received 100,000 warrants to purchase common stock of TNCi at a price of $3.985 per share which expire in January 2004.

     TNCi develops and manufactures networked computer systems to provide customers with interactive, video-on-demand information and entertainment content on commercial aircraft, cruise ships, and trains. TNCi has also sold multimedia servers and has networked customer computers to educational institutions and to corporations to support interactive, video-based training program.

(b) Mexican Gaming Activities

     On February 18, 1999 the Company entered into a letter of intent to obtain an interest in certain Mexican gaming activities. Pursuant to such letter of intent, the Company has committed to loan $1.3 million subject to the terms of a final agreement. At the signing of the letter of intent, the Company advanced $300,000 against the $1.3 million commitment subject to the final terms of the agreement. If a final agreement is not reached by April 30, 1999, the advance will convert to a demand loan with interest accruing from the date of advance at 8% per annum.

(c) Dry Cleaning Operations

     On February 3, 1999 the Company signed a letter of intent to sell the assets of its dry cleaning operations for $750,000 in cash less fees and expenses. The transaction is expected to close in April 1999,

(d)      Note Receivable

     On October 21, 1998, the Company loaned Ocean Castle Partners, LLC ("Ocean Castle") $447,939 to execute a block purchase of shares of the Company's Class A common stock from an unrelated third party. The Company's Chief Executive Officer is a principal of Ocean Castle. The note bears interest at the


                                      (8)
prime rate plus 1% with all interest and principal due October 21, 2001. The note is secured by 99,542 shares of the Company's Class A common stock. In February, 1999 Ocean Castle repaid such loan.

(e) U.S. Wireless Corporation

     On March 4, 1999, the Company agreed to make an investment in U.S. Wireless Corporation (NASDAQ: USWC), which provides wireless network infrastructure add-on systems for the emerging wireless Geo-location services marketplace, of $3 million in exchange for 30,000 shares of Series B Preferred Stock. The Company paid $1,620,000 at the closing and the balance of $1,380,000 was deposited in escrow pending approval of the issuances of such additional shares by the stockholders of U.S. Wireless. Each share of the Series B Preferred Stock of U.S. Wireless is convertible into 100 shares of Common Stock of U.S. Wireless, at the option of the Company, at any time commencing 90 days after the Closing Date, subject to adjustment upon occurrence of certain events. The Series B Preferred Stock is also subject to mandatory conversion into Common Stock at any time at the same conversion rate in the event the closing price for U.S. Wireless' Common Stock as reported on the NASDAQ is at least $5.00 per share for 30 consecutive trading days. The Series B Preferred Stock entitles the Company to a $100 per share liquidation preference before any distributions to the holders of Common Stock of U.S. Wireless in the event of a liquidation of U.S. Wireless. In addition, the Company and other holders of the Series B Preferred Stock are entitled, as a separate class, to elect one member to U.S. Wireless' Board of Directors and one additional individual as an observer to such Board. As a condition to making the investment, the Company also obtained certain registration rights relating to the registration under the Securities Act of 1933 of those shares of Common Stock of U.S. Wireless into which the Series B Preferred Stock is convertible.


                                      (9)

INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND SUBSIDIARY
Management's Discussion and Analysis
of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with, and is qualified in its entirety by the Condensed Consolidated Financial Statements and Notes thereto of Interactive Flight Technologies, Inc. and subsidiary (the "Company") appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

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

     Former management had determined to exit the in-flight entertainment business in May 1998, except for continuing efforts associated with meeting its contractual obligations with its only customer, Swissair. This decision was based on a number of factors including industry trends, financial resources of the Company and the Company's inability to attract new customers. See "Outlook:
Issues and Risks" below for a discussion of new management's plan.

                                    Swissair

     On October 29, 1998, the Company was notified by Swissair of its decision to deactivate the Entertainment Network an all Swissair aircraft. Swissair told the Company that this precautionary action was taken in response to technical investigations conducted by the Canadian Transportation Safety Board following the crash of Swissair Flight No. 111 on September 2, 1998 off the coast of Nova Scotia. However, based on investigation findings, the Company has been informed by representatives of the Canadian Transportation Safety Board and Swissair that its Entertainment Network has not been related, in any way, to the cause of the crash of Swissair Flight No. 111. The Federal Aviation Administration is conducting a review of the system's installation certification and to date, has found no safety hazards or violations of Federal Aviation Regulations. The Company and its system integrator/installation contractor are working closely with Swissair to take the necessary steps that will allow Swissair to reactivate the system as quickly as possible. On December 9, 1998, the Company was notified by Swissair of their intent to reactivate the system in October 1999.

     The Company's main agreement with Swissair required the Company to install and maintain the Entertainment Network in the first, business and economy class sections of three aircraft at no cost to Swissair and in the first and business classes of another sixteen aircraft at an average price of $1.7 million per aircraft. As of October 31, 1998, the Company had completed all installations under the initial Swissair program. The Company was responsible for maintenance costs through September 1998 for all nineteen aircraft and specific software and


                                      (10)
hardware upgrades to the Entertainment Network that are not yet completed. The Swissair agreement also provided for a one-year warranty on the Entertainment Network. The Company has also received a letter of intent, dated April 1, 1998, from Swissair for $3,975,000 to extend the warranty on the installed system for a second and third year.

     On April 1, 1998, the Company also entered into a letter of intent with Swissair for a $4.7 million order for first and business class installations on four Swissair MD-11 aircraft that are being added to the Swissair fleet. Though none of the installations on the four aircraft were completed the Company's contract allows for billing of the full contract amount if installation schedules are not met due to no fault of the Company. Inventory on-hand and outstanding purchase commitments for inventory totaling $1,535,209 and $600,000, respectively, have been reflected in the Company's condensed consolidated financial statements and notes thereto, as of January 31, 1999. Based on recent negotiations with Swissair, as of February 26, 1999, Swissair has made payments of $1,450,000 on the $4.7million order for the four installations and continues to engage in active discussions with the Company regarding outstanding financial matters related to current receivables, inventory, purchase commitments and extended warranty obligations. Management believes that a substantial portion of the balance due will be paid, however, no assurances can be made that such balances will be paid by Swissair.

Results of Operations

     Revenues for the quarter ended January 31, 1999 were $324,758, a decrease of $13,084,907 versus revenues of $13.409,665 for the corresponding quarter of the previous fiscal year. Equipment sales generated during the quarter ended January 31, 1998 were principally from the installation of the Entertainment Network an Swissair aircraft. Service income of $324,758 for the quarter ended January 31, 1999 was principally generated from the Company's dry cleaning plant acquired an July 24, 1998. Service income of $118,439 for the quarter ended January 31, 1998 was principally generated from services provided to Swissair pursuant to a Media Programming Services Agreement and the Company's share of gaming profits generated by the Swissair system.

     Cost of equipment sales and service income for the quarter ended January 31, 1999 were $186,442, a decrease of $11,386,653 versus cost of equipment sales and service income of $11,573,095 for the corresponding quarter of the previous fiscal year. Cost of equipment sales includes materials, installation and maintenance costs, as well as estimated warranty costs and costs of upgrades to the Swissair Entertainment Network that the Company is contractually committed to providing to Swissair. The decrease in cost of sales is due to the lack of any installations of equipment for the three months ended January 31, 1999 compared to the installation of eight Swissair aircraft during the first quarter of fiscal 1998. The cost of service income for fiscal 1999 is primarily related to the Company's dry cleaning operations.

     Expenses associated with investments of $300,000 for the quarter ended January 31, 1999 represent a $150,000 write-off of an investment deemed to have no value, and a $150,000 standstill fee related to the Inter Lotto transaction.



                                      (11)

     There were no research and development expenses for the quarter ended January 31, 1999, compared to $609,927 for the corresponding quarter of the previous fiscal year. The decrease in expenses reflects the Company's decision not to develop the next generation of the Entertainment Network and the resulting reduction in staff and professional fees. The Company currently does not plan to continue its research and development beyond those efforts that are required contractually by the Swissair agreement. The Swissair agreement requires the Company to provide specific upgrades to the Entertainment Network currently installed on Swissair aircraft. The Company has completed the development of these upgrades and does not currently plan to develop any further upgrades to the Entertainment Network. The costs of developing these upgrades have previously been included in the Company's statements of operations as a cost of equipment sales. The Company will continue any development efforts that are required to support system reliability guarantees through the year 2003, subject to the development of a successful reactivation plan.

     General and administrative expenses for the quarter ended January 31, 1999 were $1,880,949, an increase of $274,518 (or 17%) over expenses of $1,606,431 for the corresponding quarter of the previous fiscal year. Significant components of general and administrative expenses include the costs of consulting agreements, legal and professional fees, consulting fees related to the Inter Lotto transaction (see "Outlook-Issues and Risks"), personnel costs, and corporate insurance costs.

     Interest income of $442,976 for the quarter ended January 31, 1999 decreased from $545,132 for the quarter ended January 31, 1998. The interest arose principally out of short-term investments of working capital. The decrease in income is due to the lower average cash balance during the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998.

     Interest expense was $1,689 for the quarter ended January 31, 1998 compared to $3,761 for the quarter ended January 31, 1998. The expense is attributable to the Company's capital leases for furniture that expire in September 1999.

     Other income for the quarter ended January 31, 1999, included $29,576 in sublet income for the sublease of office space plus the proceeds from the sale of office equipment and office furniture to employees.

Liquidity and Capital Resources

     At January 31, 1999, the Company had working capital of approximately $22.2 million. The Company's primary source of funding has been through equity offerings. Excluding any payments to be received under the Swissair Letter of Intent to extend the warranty, the Company's backlog consisted only of installations on four Swissair aircraft which are currently being negotiated. Therefore the Company does not expect any significant profit from its in-flight entertainment business for the foreseeable future. As a result, working capital may continue to decrease.

     During the quarter ended January 31, 1999, the Company used $3.0 million of cash for operating activities, a decrease of $4.8 million from the $1.8 million


                                      (12)
of cash provided by operating activities for the corresponding period of the previous fiscal year. The cash utilized in operations during the quarter ended January 31, 1999 resulted from the quarter's loss and increases in inventories and other assets partly offset by the increase in deferred revenue. The cash provided by operations during the quarter ended January 31, 1998 was primarily a result of decreases in accounts receivable and inventories and an increase in accrued product warranties, partly offset by decreases in accounts payable and deferred revenue.

     During the quarter ended January 31, 1999, the Company's restricted cash decreased by $256,532 for payments made under consulting and severance agreements with three former executives of the Company.

     On October 30, 1998, the Board of Directors authorized the Company to repurchase additional shares of its Class A common stock on the open market. As of January 31, 1999, the Company had repurchased 22,600 shares at prices ranging from $1.49 to $2.13 per share.

     At January 31, 1999, the Company's material capital commitments were (i) purchase orders of approximately $600,000 relating primarily to inventory purchases and (ii) its obligations under the Swissair Agreement.

     The Company is currently using its working capital to finance its current expenses, product development, inventory purchases, repair and other expenses associated with the delivery and installation of the Swissair system and general and administrative costs. The Company believes that its current cash balances plus interest received on such balances are sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months.

Outlook:  Issues and Risks

     On February 4, 1999, the Company signed a letter of intent to merge the business of its Interactive Entertainment Division ("IED") with The Network Connection, Inc. ("TNCi"). Under the terms of the transaction, the Company will merge the business of its IED plus make a $5 million cash payment in exchange for a fully diluted 60% interest in TNCi. The specific terms will be set out in a definitive agreement which is subject to due diligence and shareholder approval of TNCi. TNCi develops and manufactures networked computer systems to provide customers with interactive, video-on-demand information and entertainment content on commercial aircraft, cruise ships, and trains. TNCi has also sold multimedia servers and networked client computers to educational institutions and to corporations to support interactive, video-based training programs. TNCi is a NASDAQ registrant and trades under the ticker symbol TNCX. The merged entity will operate as TNCi.

     The Company is also establishing a process for identifying new investment and operational opportunities that will capitalize on the core competencies, experiences and contacts of the new management team. The industries that management has chosen to concentrate on include the Internet, networking solutions, telecommunications and gaming entertainment. In assessing the viability of a potential transaction the Company will focus on three major criteria -


                                      (13)

(1) the size of the market opportunity, (2) proprietary aspects of the business which offer strong competitive advantages and potentially sustainable competitive advantages and (3) the quality of the current management team. If all three of these criteria are in place and the Company can complete a transaction on favorable terms, then the Company will look to move forward with such transaction.

     On November 9, 1998, the Company signed a letter of intent to obtain the exclusive right to provide for the operation of daily lotteries in Great Britain, by way of a management contract with an outside third party, and will be responsible for developing, installing, marketing and operating the lottery, selecting the game and managing the network. In exchange, the Company will receive a percentage of the revenues generated by the sale of lottery tickets and will purchase from an unrelated party a 27.5 % interest in Inter Lotto (UK) Ltd. "ILL", in the United Kingdom for (pound)200,000. ILL is a company licensed by the Gaming Board for Great Britain, to operate daily lotteries on behalf of United Kingdom Charities.

     As of January 31, 1999, the Company has advanced ILL $212,000 in accordance with the letter of intent and has paid ILL a standstill fee of $150,000. Should a transaction not be consummated, ELL will be required to repay the advances over a period not to exceed three years. The closing of the transaction is subject to further due diligence and negotiation of final terms. The Company has retained a third party consultant with significant experience in lottery operations to assist the Company with the development of operations of ILL. The Company's agreement with the consultant calls for payments of approximately $500,000 through implementation and startup which is projected for the last quarter of 1999, beginning with a region in the UK having a population of about 12 million. Thereafter, a national expansion could take place over the subsequent two-year period. The Company has paid the consultant $139,000 through January 31, 1999, which has been expensed.

     On February 18, 1999, the Company signed a letter of intent to obtain an interest in certain Mexican gaming activities. Pursuant to such letter of intent, The Company has committed to loan $1.3 million subject to the terms of a final agreement. At the signing of the letter of intent, the Company advanced $300,000 against the $1.3 million commitment subject to the final terms of the agreement. If a final agreement is not reached by April 30, 1999, the advance will convert to a demand loan with interest accruing from the date of advance at 8% per annum.

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

     The Company continues to evaluate the estimated costs associated with its year 2000 compliance efforts and does not expect the future costs to be material. However, no assurance can be given that the Company will not incur additional expenses pursuing year 2000 compliance. Futhermore, even if the Company's systems are year 2000 compliant, there can be no assurance that the Company will not be adversely affected by the failure of others to become year 2000 compliant. For example, the Company may be adversely affected by, among other things, warranty and other claims made by the Company's customers related to product failures caused by the year 2000 problems, the disruption or inaccuracy of data provided to the Company by non-year 2000 complaint third parties, and the failure of the Company's service providers to become year 2000 complaint. The Company will continue to monitor the progress of its material vendors and customers and formulate a contingency plan at that point in time when the Company does not believe a material vendor or customer will be complaint. Despite the Company's efforts to date, there can be no assurance that the year 2000 problem will not have a material adverse effect on the Company in the future.

Forward-looking Information

     Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements, Such risks and uncertainties include, but are not limited to, cost overruns in connection with the Company's current contracts, failure of installed systems to perform in accordance with system specifications, the failure of the Company to resolve its differences with Swissair on a favorable basis, the impact of competition and downward pricing pressures, the effect of changing economic conditions and


                                      (14)
conditions in the airline industry, the inability of the Company to evaluate other businesses, the risks and uncertainties involved in the Company's other proposed business ventures, the impact of any changes in domestic and foreign regulatory environments or the Company's inability to obtain requisite government approvals, risks in technology development, the risks involved in currency fluctuations, and the other risks and uncertainties detailed herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.




                                      (15)

PART II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------

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


---------------------

* Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998, filed with the Securities and Exchange Commission.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended January 31, 1999.




                                      (16)

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 15, 1999                   INTERACTIVE FLIGHT TECHNOLOGIES, INC.


                                             By: /s/ Irwin L. Gross
                                                -------------------------------
                                                     Irwin L. Gross
                                                     Chief Executive Officer


                                             By: /s/ Morris C. Aaron
                                                -------------------------------
                                                     Morris C. Aaron
                                                     Chief Financial Officer


                                      (17)

                                INDEX OF EXHIBITS


Exhibit No.                  Description                                Page No.
-----------                  -----------                                --------
 3.1(1)        Certificate of Ownership and Merger                        *
 3.2(1)        Amended and Restated Certificate of
               Incorporation of the Registrant                            *
 3.3(1)        Certificate of Amendment of Amended and                    *
               Restated Certificate of Incorporation
               of Registrant
 3.4(1)        By-laws of the Registrant                                  *
 4.5(1)        Form of Underwriter's Unit Purchase Option                 *
 4.6(1)        Specimen of Class A Common Stock Certificate               *
 4.7(1)        Specimen of Class B Common Stock Certificate               *
 4.10(2)       Specimen of Class D Warrant Certificate                    *
 4.11(4)       Stock Purchase Warrant, dated as of November 7,
               1996, issued to FortuNet, Inc.                             *
 4.12(4)       Stock Purchase Warrant, dated as of November 12
               1996, issued to Houlihan Lokey Howard & Zukin
27             Financial Data Schedule                                    19


---------------------

o Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998, filed with the Securities and Exchange Commission.

                                      (18)