Form 10QSB
period 1999-04-30
INTERACTIVE FLIGHT TECHNOLOGIES INC
filed 1999-06-14
CIK 932021

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                 --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

                           Commission File No. 0-25668

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                          11-3197148
-------------------------------                        ----------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation of Organization)                        Identification Number)

                            4041 North Central Avenue
                                   Suite B-200
                             Phoenix, Arizona 85012
                    ----------------------------------------
                    (Address of Principal Executive Offices)

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

                              Yes X                    No __
                                 --
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


               Class                                Outstanding at June 7, 1999
               -----                                ---------------------------
Class A Common Stock, $.01 par value                     5,342,117 shares
Class B Common Stock, $.01 par value                       118,519 shares

                  Transitional Small Business Disclosure Format

                               Yes __                   No  X
                                                           --

              INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND SUBSIDIARY
                   Index to Consolidated Financial Statements



                                                                                                PAGE
                                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of April 30, 1999
         (unaudited) and October 31, 1998 (audited)...............................................  3

         Condensed Consolidated Statements of Operations for the Three Months
         and Six Months Ended April 30, 1999 and 1998 (unaudited).................................  4

         Condensed Consolidated Statements of Cash Flows for the Six Months
         Ended April 30, 1999 and 1998 (unaudited)................................................  5

         Notes to Condensed Consolidated Financial Statements.....................................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................................... 11



PART II. OTHER INFORMATION



Item 1.  Legal Proceedings........................................................................ 18

Item 6.  Exhibits and Reports on Form 8-K......................................................... 18

SIGNATURES........................................................................................ 20


              INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                                                 April 30,         October 31,
                                 Assets                                             1999              1998
                                                                               ------------        ------------
                                                                                (unaudited)
Current assets:
    Cash and cash equivalents                                                  $ 19,732,520        $ 27,914,551
    Restricted cash                                                                 581,525           1,039,311
    Short-term investment securities                                              7,990,056           1,762,049
    Accounts receivable, net                                                      1,281,255           1,135,342
    Note receivable from related party                                                   --             447,939
    Inventories, net                                                              1,513,298           1,005,427
    Prepaid expenses                                                                439,143             567,601
    Assets held for use                                                             522,591             699,196
    Other current assets                                                          1,042,707             379,046
                                                                               ------------        ------------
           Total current assets                                                  33,103,095          34,950,462
                                                                               ------------        ------------

Investment securities                                                             1,674,132           1,928,555
Property and equipment, net                                                         636,113             780,035
Notes receivable, long-term                                                       1,050,000                  --
Other assets                                                                      1,097,038             605,150
                                                                               ------------        ------------
           Total assets                                                        $ 37,560,378        $ 38,264,202
                                                                               ============        ============

                  Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                           $  1,051,358        $  1,447,815
    Accrued liabilities                                                           2,299,090           4,016,473
    Deferred revenue                                                              2,158,028             453,022
    Accrued product warranties                                                    3,836,471           5,369,008
    Note payable                                                                         --             125,000
                                                                               ------------        ------------
           Total current liabilities                                              9,344,947          11,411,318
                                                                               ------------        ------------

Stockholders' equity:
    Preferred stock, par value $0.01 per share, 5,000,000 shares
      authorized, none issued                                                            --                  --
    Class A common stock, one vote per share, par value $0.01 per share, 40,000,000 shares authorized; 5,342,117 and 6,125,908
      shares issued, respectively                                                    53,421              61,259
    Class B common stock, six votes per share, par value $0.01 per share, 4,000,000 shares authorized; 118,519 and 1,244,445 shares
      issued and outstanding respectively.                                            1,185              12,445
    Additional paid-in capital                                                  110,078,500         112,371,141
    Accumulated other comprehensive income:
      Net unrealized gains on investment securities                               2,373,893               6,754
    Accumulated deficit                                                         (84,097,578)        (83,282,732)
    Treasury stock, at cost; 78,600 and 844,667 shares, respectively               (193,990)         (2,315,983)
                                                                               ------------        ------------
           Total stockholders' equity                                            28,215,431          26,852,884
                                                                               ------------        ------------

           Total liabilities and stockholders' equity                          $ 37,560,378        $ 38,264,202
                                                                               ============        ============

      See accompanying notes to condensed consolidated financial statements.

              INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                                        Three Months                    Six Months
                                                       Ended April 30,                Ended April 30,
                                                ----------------------------    ----------------------------
                                                     1999            1998            1999            1998
                                                ------------    ------------    ------------    ------------
Revenue:
     Equipment sales                            $         --    $  4,569,337    $         --    $ 17,860,563
     Service income                                  301,990         162,825         626,748         281,264
                                                ------------    ------------    ------------    ------------
                                                     301,990       4,732,162         626,748      18,141,827
                                                ------------    ------------    ------------    ------------

Costs and expenses:
     Cost of equipment sales                              --       3,768,459               --     15,335,854
     Reversal of warranty, maintenance
       and commission accruals                    (1,986,972)            --       (1,986,972)             --
     Cost of service income                          187,705           7,257         374,147          12,957
     Expenses associated with investments                 --              --         300,000              --
     Research and development expenses                    --         482,389              --       1,092,316
     General and administrative expenses           1,764,202       1,271,967       3,645,151       2,878,398
                                                ------------    ------------    ------------    ------------
                                                     (35,065)      5,530,072       2,332,326      19,319,525
                                                ------------    ------------    ------------    ------------
           Operating profit (loss)                   337,055        (797,910)     (1,705,580)     (1,177,698)

Other:

     Interest income                                 401,710         526,180         844,686       1,071,312
     Interest expense                                 (1,191)         (3,234)         (2,880)         (6,995)
      Other income                                    19,350             500          48,926             500
                                                ------------    ------------    ------------    ------------
           Net income (loss)                         756,924        (274,464)       (814,846)       (112,881)
                                                ============    ============    ============    ============

Basic and diluted net income (loss) per share   $       0.14    $      (0.05)   $      (0.15)   $      (0.02)
                                                ============    ============    ============    ============

Weighted average shares outstanding                5,493,698       5,997,656       5,427,612       6,121,234
                                                ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

              INTERACTIVE FLIGHT TECHNOLOGIES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                 Six Months Ended April 30,
                                                                             ----------------------------------
                                                                                 1999                  1998
                                                                             ------------          ------------
Cash flows from operating activities:
    Net loss                                                                 $   (814,846)         $   (112,881)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
         Provision for doubtful accounts                                           18,778                    --
         Depreciation and amortization                                            205,270               641,419
         Reversal of warranty, maintenance and commission accruals              1,986,972                    --
         Changes in assets and liabilities:
              Decrease (increase) in accounts receivable                         (133,894)            5,109,893
              Decrease (increase) in inventories                                 (507,871)            5,003,382
              Increase in prepaid expenses, other current assets,
                other assets and notes receivable                              (1,620,701)             (616,121)
              Decrease in accounts payable                                       (396,159)           (3,868,360)
              Decrease in notes payable                                          (125,000)                   --
              Decrease in accrued liabilities                                    (863,559)             (218,437)
              Increase (decrease) in deferred revenue                           1,705,006            (2,193,060)
              Decrease in accrued severance costs                                      --               (27,500)
              Increase (decrease) in accrued product warranties                  (251,304)            2,245,816
                                                                             ------------          ------------
               Net cash provided by (used in) operating activities             (4,771,252)            5,964,151
                                                                             ------------          ------------
Cash flows from investing activities:
    Purchases of property and equipment                                           (39,686)              (26,390)
    Proceeds from sale of equipment                                                10,805                    --
    Purchases of investment securities                                         (6,338,159)           (1,305,593)
    Maturities of investment securities                                         1,049,995               234,615
    Proceeds from sale of investment securities                                 1,681,720                    --
    Decrease in restricted cash                                                   457,786                    --
                                                                             ------------          ------------
              Net cash used in investing activities                            (3,177,539)           (1,097,368)
                                                                             ------------          ------------
Cash flows from financing activities:
    Payments on capital lease obligations                                         (43,494)              (39,371)
    Purchases of treasury stock                                                  (193,990)           (1,010,979)
     Employee stock option purchase                                                 4,244                    --
                                                                             ------------          ------------
              Net cash used in financing activities                              (233,240)           (1,050,350)
                                                                             ------------          ------------
              Increase (decrease) in cash and cash equivalents                 (8,182,031)            3,816,433
Cash and cash equivalents at beginning of period                               27,914,551            36,890,454
                                                                             ============          ============
Cash and cash equivalents at end of period                                   $ 19,732,520          $ 40,706,887
                                                                             ============          ============

     See accompanying notes to condensed consolidated financial statements.

                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements

(1) Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Interactive Flight Technologies, Inc. and its wholly owned subsidiary (the "Company"). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the amounts in the October 31, 1998 Balance Sheet to conform with the April 30, 1999 presentation.

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

     The results of operations for the three months and six months ended April 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

     In the period ended April 30, 1999, the Company revised certain warranty, maintenance and commission accruals that were recorded in prior fiscal years which totaled $1,986,972. Such adjustments to prior period estimates resulted from an evaluation of specific contractual obligations and discussions between the new management of the Company and other parties related to such contracts. Based on the results of the Company's findings during this quarter, such accruals were no longer considered necessary.

(2) Stockholders' Equity

(a) Stock Repurchase Program

     On October 30, 1998, the Board of Directors authorized the Company to repurchase up to 666,667 more shares of its Class A Common Stock on the open market. On January 11, 1999 the Company retired 844,667 shares of Class A Common Stock which were repurchased pursuant to a previous stock repurchase program authorized by the Board of Directors and held in treasury. As of April 30, 1999, the Company had repurchased an additional 78,600 shares at prices ranging from $1.49 to $2.94 per share for a total cost of $193,990.

(b) Reverse Stock Split

     On October 30, 1998, the stockholders of the Company approved a one-for-three reverse stock split of the Company's Class A common stock and Class B common stock. One share was issued for three shares of common stock held by stockholders of record as of the close of business on November 2, 1998.

     All references to the number of common shares, per share amounts and stock option data elsewhere in the condensed consolidated financial statements and these notes have been restated as appropriate to reflect the effect of the reverse split for all periods presented.

(c) Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during each period presented as shown in the accompanying condensed consolidated statements of operations. Diluted earnings
(loss) per share is the same as basic earnings (loss) per share for all periods presented due to the immaterial amount of common stock equivalents for the three months ended April 30, 1999 and due to the antidilutive nature of such common stock equivalents for the other periods presented.

(3) Investments

(a) U.S. Wireless Corporation

     On March 4, 1999, the Company made a $3.0 million investment in U.S. Wireless Corporation ("U.S. Wireless") (NASDAQ: USWC). U.S. Wireless provides wireless network infrastructure add-on systems for the emerging wireless Geo-location services marketplace. In exchange for its investment, the Company received 30,000 shares of Series B Preferred Stock of U.S. Wireless ("Series B Preferred"). Each share of the Series B Preferred of U.S. Wireless is convertible into 100 shares of Common Stock of U.S. Wireless, at the option of the Company, at any time commencing 90 days after the Closing Date; however, should the Company voluntarily convert prior to March 2000, the Series B converts into approximately 67 shares of Common Stock of U.S. Wireless. The Series B Preferred Stock is also subject to mandatory conversion into Common Stock at any time at a conversion rate of 100 shares of Common Stock of U.S. Wireless in the event the closing price for U.S. Wireless' Common Stock as reported on the NASDAQ is at least $5.00 per share for 30 consecutive trading days. The Series B Preferred Stock entitles the Company to $100 per share liquidation preference before any distributions to the holders of Common Stock of U.S. Wireless in the event of a liquidation of U.S. Wireless. In addition, the Company and other holders of the Series B Preferred Stock have, as a separate class, elected one member to U.S. Wireless' Board of Directors and one additional individual as an observer to such Board. As a condition to making the investment, the Company also obtained certain registration rights relating to the registration under the Securities Act of 1933 of those shares of Common Stock of U.S. Wireless into which the Series B Preferred Stock is convertible. The Series B Preferred is classified as a short-term investment security at its fair market value as of April 30, 1999. Unrealized gains on this investment are reflected as a separate component of stockholders' equity. Fair market value was determined on an as-converted basis on April 30, 1999 into 2,000,000 shares of USWC common stock at a per share price of $2.688, resulting in a total fair market value of $5,376,000.

(b) Inter Lotto (UK) Ltd.

     On May 5, 1999, the Company completed the acquisition of a 27.5% equity interest in Inter Lotto (UK) Ltd. ("ILL"). ILL has a license with the exclusive right to provide for the operation of daily lotteries in Great Britain, by way of a management contract with an outside third party, and will be responsible for developing, installing, marketing and operating the lottery, selecting the game and managing the network. In exchange, the Company will receive a percentage of the revenues generated by the sale of lottery tickets. ILL is a company licensed, by the Gaming Board for Great Britain, to operate daily lotteries on behalf of United Kingdom Charities.

     As of April 30, 1999 the Company has advanced ILL $428,364 to fund operational obligations of ILL in accordance with a November 9, 1998 letter of intent. Such advances have been classified in Other Assets. In addition, the Company has paid ILL a standstill fee of $150,000 which was expensed in the fiscal quarter ended January 31, 1999.

     Further, the Company had deposited $487,500 into an escrow account prior to April 30, 1999, which deposit is classified as an Other Current Asset. On May 5, 1999, $325,540 and $161,960, respectively were distributed out of escrow to obtain the 27.5% interest in ILL from an unrelated third party and to fund a newly formed wholly-owned subsidiary of the Company in the United Kingdom.

(4) Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income", which includes all other non-owner transactions and events which change stockholders' equity. Other comprehensive income consists only of net unrealized gains on investment securities for the Company and totaled $2,370,792 and $2,367,139 for the three and six months ended April 30, 1999, respectively.

(5) Contingencies

     Phillip J. Arnaldi, Individually as surviving father and in his representative capacity as the Administrator of the Estate of Adrienne Valerie Neuweiler, deceased v. SAIR Group, Swissair Transport Company, Ltd., SR Technics Ltd., Delta Airlines, Inc., McDonnell Douglas Corporation, The Boeing Company and Interactive Flight Technologies, Inc., United States District Court, Eastern District of New York, CV 99-1265 - The family of a victim of the air crash involving Swissair Flight No. 111 has alleged that the IFT in-flight entertainment system aboard the involved MD-11 was improperly installed and a cause of the crash. IFT denies all liability and has tendered the defense of this claim to its avionics insurer who has accepted the defense and is vigorously defending the claim.

     First Lawrence Capital Corp. v. James Fox, Irwin Gross, Interactive Flight Technologies, Inc., and John Doe Nos. 1 through 10. Supreme Court of the State of New York, County of Westchester, No. 7196/99 - This is an unliquidated claim by an investment banking firm that alleges its former employee, James Fox, wrongfully brought certain corporate opportunities to IFT when he left his employment with First Lawrence. IFT denies the allegations of the Complaint and is vigorously defending the claim.

     See Part II., Item 1. Legal Proceeding.

(6) Subsequent Events

(a) The Network Connection, Inc.

     As of April 30, 1999, The Network Connection, Inc. ("TNCi") was indebted to the Company in the approximate principal amount of $750,000. On May 10, 1999, TNCi executed a Fourth Allonge to the Secured Promissory Note evidencing such loan. Pursuant to such Fourth Allonge the balance due from TNCi to the Company became convertible into shares of TNCi's Series C 8% Convertible Preferred Stock, par value $.01 per share, $1,000 per share (the "Series C Preferred") at a conversion price of $1,000 per share. The Series C Preferred, in turn, is convertible into common stock of TNCi as described in the Series C Designations. As additional consideration for the Note, the Company received warrants to purchase 200,000 shares of the common stock of TNCi at an average price per share of $3.04. The warrants expire in 2004.

     On May 11, 1999, the Company acquired from a third party investor 1,500 shares of Series B 8% Convertible Preferred Stock of TNCi, par value $.01 per share, stated value $1,000 per share (the "Series B Shares") and cash in the amount of $1,030,000 in exchange for (a) 3,000 shares of the Company's Series A 8% Convertible Preferred Stock, par value $.01 per share, stated value $1,000 per share and (b) warrants to purchase 87,500 shares of the Company's Class A Common Stock, $.01 par value per share, at an exercise price of $3.00 per share.

     On May 17, 1999, the Company acquired 1,055,745 shares of the common stock and 2,495,400 shares of the Series D Convertible Preferred Stock of TNCi, par value $.01 per share, stated value $10 per share, pursuant to the terms of the Asset Purchase and Sale Agreement (the "Agreement") by and between the Company and TNCi dated April 29, 1999 (the "Transaction"). The consideration paid by the Company for all of such shares consisted of certain assets relating to the Company's Interactive Entertainment Division, including all fixed assets, inventory, intellectual property rights and other intangibles, prepaid expenses and other property of the Company used in such division, plus cash in the amount of $4,250,000. The cash which comprised a portion of the assets transferred to TNCi was taken from the Company's working capital reserves. As part of the Transaction, TNCi also assumed certain liabilities related to the the Company assets transferred.

     The TNCi common shares acquired by the Company in the Transaction, when combined with the number of TNCi common shares into which the shares of Series D Convertible Preferred Stock acquired by the Company in the Transaction can be converted, equal 60% of all of the then outstanding common stock of TNCi on a fully diluted basis, as defined in the Agreement. However, TNCi does not currently have a sufficient number of common shares authorized to permit such a conversion. The common stock of TNCi trades on the NASDAQ Small Cap Market under the symbol "TNCX."

     Each share of common stock of TNCi is entitled to one vote. Each share of Series D Convertible Preferred Stock of TNCi is entitled to six votes; however, notwithstanding the voting rights, the shares of Series D Convertible Preferred Stock cannot be voted if the number of voting shares which would then be held by TNCi as a result of the Transaction would exceed 19.99% of the voting shares then outstanding until the TNCi shareholders have approved of the Transaction or until July 15, 1999, whichever first occurs.

     TNCi develops and manufactures networked computer systems to provide customers with interactive, video-on-demand information and entertainment content on commercial aircraft, cruise ships, and trains. TNCi has also sold multimedia servers and has networked customer computers to educational institutions and to corporations to support interactive, video-based training programs.

(b) Mexican Entertainment and Gaming Activities

     On May 14, 1999, the Company loaned $1,600,000 (of which $300,000 was advanced on February 25, 1999) to a Mexican Corporation which was formed for the purpose of operating a gaming and entertainment center in Monterrey, Nuevo Leon, Mexico. The loan bears interest at a rate equal to the Prime Rate plus three percent (3%) and matures on April 30, 2001.

     The Company has also issued a letter of credit in the amount of $950,000 to secure repayment of the purchase price of certain gaming equipment to be acquired by the Company and leased to the Mexican Corporation. The Mexican Corporation will lease such equipment from the Company at the rate of $37,500 per month until the earlier of (i) the waiver or release of the requirement that the Company maintain such letter of credit or (ii) the payment in full by the Company of the purchase price, including all finance charges, of such equipment. Thereafter, the Mexican Corporation will pay as rent for the equipment the sum of $25,000 per month for as long as it uses any of the machines, provided that the Mexican Corporation's obligation to pay such $25,000 per month fee shall continue at least (i) until such time as the Company has paid the purchase price for the equipment, or (ii) May 14, 2001.

     In consideration for making the loan and issuing the letter of credit, the Company has been issued 24.5% of the capital stock of the Mexican Corporation and the Company will receive 25% of all of the profits generated by the Mexican Corporation. Furthermore, for a term of ten years following the closing of the loan to the Mexican Corporation, Regal Gaming and Entertainment, Inc. ("Regal"), the holder of 24.5% of the equity of the Mexican Corporation has agreed to issue to the Company, at no cost to the Company, 24.5% of the equity interest in any gaming venture in which Regal, it subsidiaries or affiliates is an investor and which relates to gaming activities in Mexico.

(c) Dry Cleaning Operations

     On May 14, 1999 the Company completed the sale of the assets of its dry cleaning operations for $750,000 in cash less fees and expenses of approximately $50,000.

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

Historical Overview

     The Company has been engaged in the development, manufacture, installation and operation of a computer-based in-flight entertainment network ("Entertainment Network" or "system"), which provides aircraft passengers the opportunity to view movies, purchase goods and services, play computer games and, in certain cases where permitted by applicable law, gamble through an in-seat video touch screen.

     Former management of the Company had determined to exit the in-flight entertainment business in May 1998, except for continuing efforts associated with meeting its contractual obligations with its only customer, Swissair. This decision was based on a number of factors including industry trends, financial resources of the Company and the Company's inability to attract new customers. The Company has recently completed several transactions which the Company believes will generate future earnings and cash flow. Such transactions include an acquisition of The Network Connection, Inc., the operations of which complement those of the Company's in-flight entertainment business, and investments in U.S. Wireless Corporation, Inter Lotto UK, Ltd. and a Mexican corporation focused on gaming and entertainment. See below discussion, "Outlook:
Issues and Risks" for a description of each investment. No assurances can be made that the above investments will be successful.

Swissair

     On October 29, 1998, the Company was notified by Swissair of the airline's decision to deactivate the Entertainment Network on all Swissair aircraft. Swissair told the Company that this precautionary action was taken in response to technical investigations conducted by the Canadian Transportation Safety Board following the crash of Swissair Flight No. 111 on September 2, 1998 off the coast of Nova Scotia. However, based on investigation findings, the Company has been informed by representatives of the Canadian Transportation Safety Board and Swissair that its Entertainment Network has not been related, in any way, to the cause of the crash of Swissair Flight No. 111. The Federal Aviation Administration is conducting a review of the system's installation certification and to date, has found no safety hazards or violations of Federal Aviation Regulations. Until April 1999, the Company and its system integrator/installation contractor had been working closely with Swissair to take the necessary steps that will allow Swissair to reactivate the systems as quickly as possible. On December 9, 1998, the Company was notified by Swissair of its intent to reactivate the system in October 1999.

     The Company's main agreement with Swissair required the Company to install and maintain the Entertainment Network in the first, business and economy class sections of three aircraft at no cost to Swissair and in the first and business classes of another sixteen aircraft at an average price of $1.7 million per aircraft. As of October 31, 1998, the Company had completed all installations under the initial Swissair program. The Company was responsible for maintenance costs through September 1998 for all nineteen aircraft and specific software and hardware upgrades to the Entertainment Network that are not yet completed. The Swissair agreement also provided for a one-year warranty on the Entertainment Network. The Company also received a letter of intent, dated April 1, 1998, from Swissair for $3,975,000 to extend the warranty on the installed system for a second and third year. Through April 30, 1999, the Company has been paid $707,500 under this letter of intent.

     On April 1, 1998, the Company also entered into a contract with Swissair for a $4.7 million order for first and business class installations on four Swissair MD-11 aircraft that are being added to the Swissair fleet. Though none of the installations on the four aircraft were completed the Company's contract allows for billing of the full contract amount if installation schedules are not met due to no fault of the Company. Inventory on-hand at April 30, 1999 of $1,513,298 relates primarily to the above contract with Swissair. As of February 26, 1999, Swissair has made payments of $1,450,000 on the $4.7 million order for the four installations and continues to engage in active discussions with the Company regarding outstanding financial matters related to current receivables, inventory, purchase commitments and extended warranty obligations.

     On May 6, 1999, the Company filed a lawsuit against Swissair in the United States District Court for the District of Arizona seeking over $100 million in damages for Swissair's failure to honor its obligations for payment and reactivation of the Company's Entertainment Network. Swissair has failed to make payments to the Company under installation and warranty contracts and has harmed the Company's business and reputation by failing to honor its commitments to reactivate the Entertainment Network on Swissair aircraft. Even though there has been no evidence that the Entertainment Network contributed in any way to the crash of Swissair Flight No. 111 on September 2, 1998, Swissair has continued to use the unfortunate circumstances of the crash as an excuse to avoid its obligations.


Results of Operations

     Revenues for the quarter ended April 30, 1999 were $301,990, a decrease of $4,430,172 or 94% compared to revenues of $4,732,162 for the corresponding quarter of the previous fiscal year. Revenues for the six months ended April 30, 1999 were $626,748, a decrease of $17,515,079 or 97% compared to revenues of $18,141,827 in the corresponding period of the previous fiscal year. Equipment sales generated during the three months and six months ended April 30, 1998 were principally from the installation of the Entertainment Network on Swissair aircraft. Service income of $301,990 and $626,748 for the three months and six months ended April 30, 1999 was principally generated from the Company's dry cleaning plant acquired on July 24, 1998. Service income of $162,825 and $281,264 for the three months and six months ended April 30, 1998, respectively, was principally generated from services provided to Swissair pursuant to a Media Programming Services Agreement, the Company's share of gaming profits generated by the Swissair systems and revenue earned under the Swissair Letter of Intent to extend the warranty.

     Cost of equipment sales and service income for the quarter ended April 30, 1999 was zero, a decrease of 100% compared to cost of sales of $3,768,459 for the corresponding quarter of the previous fiscal year. Cost of equipment sales and service income for the six months ended April 30, 1999 was zero, a decrease of 100% versus cost of sales of $15,335,854 in the corresponding period of the previous fiscal year. Cost of equipment sales includes materials, installation and maintenance costs, as well as estimated warranty costs and costs of upgrades to the Swissair Entertainment

Network that the Company is contractually committed to providing to Swissair. The decrease in cost of sales is primarily due to the lack of any installations of equipment for the three months and six months ended April 30, 1999 compared to the installation of equipment in nine Swissair aircraft during the corresponding period of the previous fiscal year. The cost of service income for fiscal 1999 is primarily related to the Company's dry cleaning operations.

     For the three and six months ended April 30, 1999 the Company recorded warranty, maintenance and commission accrual adjustments of $1,281,233, $402,418 and $303,321 respectively. Such adjustments to prior period estimates, which totaled $1,986,972, resulted from an evaluation of specific contractual obligations and discussions between the new management of the Company and other parties related to such contracts. Based on the results of the Company's findings during this quarter, such accruals were no longer considered necessary.

     Expenses associated with investments of $300,000 for the six months ended April 30, 1999 represent a $150,000 write-off of an investment deemed to have no value, and a $150,000 standstill fee related to the Inter Lotto transaction.

     There were no research and development expenses for the three and six months ended April 30, 1999, compared to $482,389 and $1,092,316, respectively for the corresponding periods of the previous fiscal year. The decrease in expenses reflects the Company's decision not to develop the next generation of the Entertainment Network and the resulting reduction in staff and professional fees. The Company currently does not plan to continue its research and development beyond those efforts that are required contractually by the Swissair agreement. The Swissair agreement requires the Company to provide specific upgrades to the Entertainment Network currently installed on Swissair aircraft. The Company has completed the development of these upgrades and does not currently plan to develop any further upgrades to the Entertainment Network. The costs of developing these upgrades have previously been included in the Company's statements of operations as a cost of equipment sales. The Company will continue any development efforts that are required to support system reliability guarantees through the year 2003, subject to the development of a successful reactivation plan with Swissair.

     General and administrative expenses for the quarter ended April 30, 1999 were $1,764,202, an increase of $492,235 or 39% over expenses of $1,271,967 for the corresponding quarter of the previous fiscal year. General and administrative expenses for the six months ended April 30, 1999 were $3,645,151, an increase of $766,753 or 27% over expenses of $2,878,398 for the corresponding period of the previous fiscal year. Significant components of general and administrative expenses include the costs of consulting agreements, legal and professional fees, consulting fees related to the Inter Lotto transaction (see "Outlook-Issues and Risks"), personnel costs, and corporate insurance costs.

     Interest income of $401,710 and $844,686 for the three months and six months ended April 30, 1999 decreased from $526,180 and $1,071,312 for the three months and six months ended April 30, 1998, respectively. The interest arose principally out of short-term investments of working capital. The decrease in income is due to the lower average cash balance during the first six months of fiscal 1999 compared to fiscal 1998.

     Interest expense was $1,191 and $2,880 for the three months and six months ended April 30, 1999 compared to $3,234 and $6,995 for the three months and six months ended April 30, 1998, respectively. The expense is attributable to the Company's capital leases for furniture that expire in September 1999.

     Other income of $19,350 and $48,926 for the three and six months ended April 30, 1999 represent sublet income for the sublease of office space as well as proceeds from the sale of office equipment and office furniture to employees. Other income of $500 for the three months and six months ended April 30, 1998 represents the net gain on sales of equipment.


Liquidity and Capital Resources

     At April 30, 1999, the Company had working capital of approximately $23.8 million. The Company's primary source of funding has been through equity offerings. Excluding any payments to be received under the Swissair agreement to extend the warranty, the Company's backlog consisted only of installations on four Swissair aircraft which are currently being negotiated. Working capital may continue to decrease as the Company continues to complete transactions which are longer term by nature.

     During the six months ended April 30, 1999, the Company used $4.8 million of cash for operating activities, a decrease of $10.7 million from the 6.0 million of cash provided by operating activities for the corresponding period of the previous fiscal year. The cash utilized in operations during the six months ended April 30, 1999 resulted primarily from the period's loss and decreases in accrued liabilities and reversal of prior period warranty, maintenance and commission accruals, and an increase in other assets, partly offset by the increase in deferred revenue. The cash provided by operations during the six months ended April 30, 1998 is primarily a result of decreases in accounts receivable and inventories and an increase in accrued product warranties, partly offset by decreases in accounts payable and deferred revenue.

     Purchases of investment securities for the six months ended April 30, 1999 were $6.3 million compared to $1.3 million for the six months ended April 30, 1998. The increase in investment securities purchases for the first six months of fiscal 1999 includes a $3.0 million investment in U.S. Wireless Corporation (See "Outlook: Issues and Risks").

     During the six months ended April 30, 1999, the Company's restricted cash decreased by $457,786 for payments made under consulting and severance agreements with three former executives of the company.

     On October 30, 1998, the Board of Directors authorized the Company to repurchase shares of its Class A common stock on the open market. As of April 30, 1999, the Company had repurchased 78,600 shares at prices ranging from $1.49 to $2.94 per share.

     At April 30, 1999, the Company's material capital commitments were (i) its obligations under the Swissair agreements, and (ii) its obligations in connection with the closing of the TNCi transaction (as discussed elsewhere herein).

     The Company is currently using its working capital to finance recent transactions, inventory purchases, repair and other expenses associated with the delivery and installation of the Swissair system and general and administrative costs. The Company believes that its current cash balances plus interest received on such balances are sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months.

Outlook: Issues and Risks

     The Company has established a process for identifying new investment and operational opportunities that will capitalize on the core competencies, experiences and contacts of the Company's new management team. The industries that management has chosen to concentrate on include the Internet, networking solutions, telecommunications and gaming entertainment. In assessing the viability of a potential transaction, the Company will focus on three major criteria - (1) the size of the market opportunity, (2) proprietary aspects of the business which offer strong competitive advantages and potentially sustainable competitive advantages and (3) the quality of the current management team. If all three of these criteria are in place and the Company can complete a transaction on favorable terms, then the Company will look to move forward with such transaction.

     On February 4, 1999, the Company signed a letter of intent to merge the business of its Interactive Entertainment Division ("IED") with The Network Connection, Inc. ("TNCi"). On May 17, 1999 under the terms of the transaction, the Company merged the business of its IED plus a $4.25 million cash payment in exchange for a fully diluted 60% interest in TNCi, as defined in the Agreement. TNCi develops and manufactures networked computer systems to provide customers with interactive, video-on-demand information and entertainment content on commercial aircraft, cruise ships, and trains. TNCi has also sold multimedia servers and networked client computers to educational institutions and to corporations to support interactive, video-based training programs. TNCi is a NASDAQ registrant and trades under the ticker symbol TNCX. The merged business will operate as TNCi.

     On May 5, 1999, the Company completed the acquisition of a 27.5% interest in Inter Lotto(UK) Ltd. ("ILL"). ILL has a license with the exclusive right to provide for the operation of daily lotteries in Great Britain, by way of a management contract with an outside third party, and will be responsible for developing, installing, marketing and operating the lottery, selecting the game and managing the network. In exchange, the Company will receive a percentage of the revenues generated by the sale of lottery tickets. ILL is a company licensed, by the Gaming Board for Great Britain, to operate daily lotteries on behalf of United Kingdom Charities.

     As of April 30, 1999, the Company has advanced ILL $428,364 in accordance with the letter of intent and has paid ILL a standstill fee of $150,000. The Company has retained a third party consultant with significant experience in lottery operations to assist the Company with the development of operations of ILL. The Company's agreement with the consultant calls for payments of approximately $500,000 through implementation and startup which is projected for the last quarter of 1999, beginning with a region in the UK having a population of about 12 million. Thereafter, a national expansion could take place over the subsequent two-year period. The Company has paid the consultant $261,000 through April 30, 1999 which has been included in general and administrative expenses.

     On March 4, 1999, the Company made an investment in U.S. Wireless Corporation (NASDAQ: USWC), which provides wireless network infrastructure add-on systems for the emerging wireless Geo-location services marketplace, of $3 million in exchange for 30,000 shares of Series B Preferred Stock. Each share of the Series B Preferred Stock of U.S. Wireless is convertible into 100 shares of Common Stock of U.S. Wireless, at the option of the Company, at any time commencing 90 days after the Closing Date, subject to adjustment upon occurrence of certain events. The Series B Preferred Stock is also subject to mandatory conversion into Common Stock at any time at the same conversion rate in the event the closing price for U.S. Wireless' Common Stock as reported on the NASDAQ is at least $5.00 per share for 30 consecutive trading days. The Series B

Preferred Stock entitles the Company to $100 per share liquidation preference before any distributions to the holders of Common Stock of U.S. Wireless in the event of a liquidation of U.S. Wireless. In addition, the Company and other holders of the Series B Preferred Stock have, as a separate class, elected one member to U.S. Wireless' Board of Directors and one additional individual as an observer to such Board. As a condition to making the investment, the Company also obtained certain registration rights relating to the registration under the Securities Act of 1933 of those shares of Common Stock of U.S. Wireless into which the Series B Preferred Stock is convertible.

     On May 14, 1999 the Company invested in a newly formed Mexican joint venture created to pursue gaming and entertainment opportunities in Mexico. Under the terms of the agreement, the Company will receive a 24.5% equity interest in the joint venture, in exchange for a $1.6 million loan by the Company. The loan is structured to mature on April 30, 2001. The loan of $1.6 million, of which $300,000 was advanced on February 25, 1999, is being used to finance equipment purchases and start-up costs. In addition, the Company has issued a letter of credit of $950,000 to secure repayment of certain equipment purchased.

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the year, thus rendering them incapable of properly managing and manipulating data that includes a 21st century date. The Company has performed an assessment of its Entertainment Network for year 2000 issues. The Entertainment Network is a Microsoft based network system that uses a four-digit year identifier and is therefore year 2000 compliant. The Company believes that its products have no inherent date sensitive features. The Company has also reviewed its existing software systems utilized in the planning, purchasing, manufacturing, product development and accounting areas and believes these systems are all year 2000 compliant. The Company does not believe the year 2000 issue will pose significant operational problems for the Company.

     The Company continues to evaluate the estimated costs associated with its year 2000 compliance efforts and does not expect the future costs to be material. However, no assurance can be given that the Company will not incur additional expenses pursing year 2000 compliance. Furthermore, even if the Company's systems are year 2000 compliant, there can be no assurance that the Company will not be adversely affected by the failure of others to become year 2000 compliant. For example, the Company may be adversely affected by, among other things, warranty and other claims made by the Company's customer related to product failures caused by the year 2000 problem, the disruption or inaccuracy of data provided to the Company by non-year 2000 compliant third parties, and the failure of the Company's service providers to become year 2000 compliant. The Company will continue to monitor the progress of its material vendors and customers and formulate a contingency plan at that point in time when the Company does not believe a material vendor or customer will be compliant. Despite the Company's efforts to date, there can be no assurance that the year 2000 problem will not have a material adverse effect on the Company in the future.

Forward-looking Information

     Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, but are not limited to, cost overruns in connection with the Company's current contracts, failure of installed systems to perform in accordance with system specifications, the failure of the Company to resolve its differences with Swissair on a favorable basis, the impact of competition and downward pricing pressures, the effect of changing economic conditions and conditions in the airline industry, the inability of the Company to evaluate other businesses, the risks and uncertainties involved in the Company's other proposed business ventures, the impact of any changes in domestic and foreign regulatory environments or the Company's inability to obtain requisite government approvals to conduct its regulated business (such as gaming), the rapidity with which technology in general, and the Company's technology, in particular, are being developed and the possible inability of the Company to maintain its competitveness as a result, the risks involved in currency fluctuation because of the Company's increasing investment in other countries, and the other risks and uncertainties detailed herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

     Phillip J. Arnaldi, Individually as surviving father and in his representative capacity as the Administrator of the Estate of Adrienne Valerie Neuweiler, deceased v. SAIR Group, Swissair Transport Company, Ltd., SR Technics Ltd., Delta Airlines, Inc., McDonnell Douglas Corporation, The Boeing Company and Interactive Flight Technologies, Inc., United States District Court, Eastern District of New York, CV 99-1265 - The family of a victim of the air crash involving Swissair Flight No. 111 has alleged that the IFT in-flight entertainment system aboard the involved MD-11 was improperly installed and a cause of the crash. IFT denies all liability and has tendered the defense of this claim to its avionics insurer who has accepted the defense and is vigorously defending the claim.

     First Lawrence Capital Corp. v. James Fox, Irwin Gross, Interactive Flight Technologies, Inc., and John Doe Nos. 1 through 10. Supreme Court of the State of New York, County of Westchester, No. 7196/99 - This is an unliquidated claim by an investment banking firm that alleges its former employee, James Fox, wrongfully brought certain corporate opportunities to IFT when he left his employment with First Lawrence. IFT denies the allegations of the Complaint and is vigorously defending the claim.

Item 6: Exhibits and Reports on Form 8-K

Exhibits


Exhibit No.                                      Description                                          Page No.
-----------                                      -----------                                          --------
2.1                              Asset Purchase and Sale Agreement dated as of                               *
                                 April 29, 1999 by and between Interactive
                                 Flight Technologies, Inc. and The Network Connection, Inc.
2.2                              First Amendment to Asset Purchase and Sale Agreement dated                  *
                                 as of May 14, 1999 by and between Interactive Flight
                                 Technologies, Inc. and The Network Connection, Inc.
3.3                              Certificate of Amendment of Amended and Restated                            *
                                 Certificate of Incorporation of Registrant
3.4                              By-law of the Registrant                                                    *
3.5                              Certificate of Amendment to Amended and Restated                           24
                                 Certificate of Incorporation of Registrant dated November
                                 2, 1998
3.6                              Certificate of Designations, Preferences, and Rights of                    **
                                 Series A Convertible Preferred Stock of Interactive
                                 Flight Technologies, Inc.
3.7                              Certificate of Designations, Preferences, and Rights of                    **
                                 Series B Convertible Preferred Stock of Interactive
                                 Flight Technologies, Inc.
4.5                              Form of Underwriter's Unit Purchase Option                                  *
4.6                              Specimen of Class A Common Stock Certificate                                *
4.7                              Specimen of Class B Common Stock Certificate                                *
4.10                             Specimen of Class D Warrant Certificate                                     *
4.11                             Stock Purchase Warrant, dated as of November 7, 1996,                       *
                                 issued to FortuNet, Inc.
4.12                             Stock Purchase Warrant, dated as of November 12, 1996,                      *
                                 issued to Houlihan Lokey Howard & Zukin


4.13                             Certificate of Designations, Preferences and Rights of                     27
                                 Series A Convertible Preferred Stock of Interactive Flight
                                 Technologies, Inc.
4.14                             Certificate of Designations, Preferences and Rights of                     52
                                 Series B Convertible Preferred Stock of Interactive Flight
                                 Technologies, Inc.
10.21                            Lease Termination Agreement, dated as of May 27, 1998                       *
10.22                            Lease Surrender Agreement, dated as of May 12, 1998                         *
10.23                            Securities Purchase Agreement dated as of May 6, 1999 by                   80
                                 and between Interactive Flight Technologies, Inc. and The
                                 Shaar Fund, Ltd.
27                               Financial Data Schedule                                                   108
99.1                             Certificate of Designations of Series B Convertible                         *
                                 Preferred Stock of TNC dated October 23, 1998
99.2                             Amendment dated as of April 29, 1999 to Certificate of                      *
                                 Designations of Series B Convertible Preferred Stock of TNC
99.3                             Certificate of Designation of Series C Convertible                          *
                                 Preferred Stock of TNC dated as of April 30, 1999
99.4                             Certificate of Designations of Series D Convertible                         *
                                 Preferred Stock of TNC dated as of May 5, 1999
99.5                             Secured Promissory Note Dated January 26, 1999 made by TNC                  *
                                 and payable to the order of the Company
99.6                             Allonge to Secured Promissory Note Dated January 29, 1999                   *
99.7                             Second Allonge to Secured Promissory Note Dated March 19,                   *
                                 1999
99.8                             Third Allonge to Secured Promissory Note Dated March 24,                    *
                                 1999
99.9                             Fourth Allonge to Secured Promissory Note Dated May 10, 1999                *


---------
* Incorporated by reference from Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998 and Current Report on Form 8-K dated May 17, 1999 filed with the Securities and Exchange Commission.
** See Exhibits 4.13 and 4.14.

(b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended April 30, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: June 14, 1999                      INTERACTIVE FLIGHT TECHNOLOGIES, INC.


                                                     By: /s/ Irwin L. Gross
                                                         ------------------
                                                         Irwin L. Gross
                                                         Chief Executive Officer



                                                     By: /s/ Morris C. Aaron
                                                         -------------------
                                                         Morris C. Aaron
                                                         Chief Financial Officer

                                INDEX OF EXHIBITS

Exhibit No.                                         Description                                       Page No.
-----------                                         -----------                                       --------
2.1                              Asset Purchase and Sale Agreement dated as of                               *
                                 April 29, 1999 by and between Interactive
                                 Flight Technologies, Inc. and The Network Connection, Inc.
2.2                              First Amendment to Asset Purchase and Sale Agreement dated                  *
                                 as of May 14, 1999 by and between Interactive Flight
                                 Technologies, Inc. and The Network Connection, Inc.
3.3                              Certificate of Amendment of Amended and Restated                            *
                                 Certificate of Incorporation of Registrant
3.4                              By-law of the Registrant                                                    *
3.5                              Certificate of Amendment to Amended and Restated                           24
                                 Certificate of Incorporation of Registrant dated November
                                 2, 1998
3.6                              Certificate of Designations, Preferences, and Rights of                    **
                                 Series A Convertible Preferred Stock of Interactive
                                 Flight Technologies, Inc.
3.7                              Certificate of Designations, Preferences, and Rights of                    **
                                 Series B Convertible Preferred Stock of Interactive
                                 Flight Technologies, Inc.
4.5                              Form of Underwriter's Unit Purchase Option                                  *
4.6                              Specimen of Class A Common Stock Certificate                                *
4.7                              Specimen of Class B Common Stock Certificate                                *
4.10                             Specimen of Class D Warrant Certificate                                     *
4.11                             Stock Purchase Warrant, dated as of November 7, 1996,                       *
                                 issued to FortuNet, Inc.
4.12                             Stock Purchase Warrant, dated as of November 12, 1996,                      *
                                 issued to Houlihan Lokey Howard & Zukin
4.13                             Certificate of Designations, Preferences and Rights of                     27
                                 Series A Convertible Preferred Stock of Interactive Flight
                                 Technologies, Inc.
4.14                             Certificate of Designations, Preferences and Rights of                     52
                                 Series B Convertible Preferred Stock of Interactive Flight
                                 Technologies, Inc.
10.21                            Lease Termination Agreement, dated as of May 27, 1998                       *
10.22                            Lease Surrender Agreement, dated as of May 12, 1998                         *
10.23                            Securities Purchase Agreement dated as of May 6, 1999 by                   80
                                 and between Interactive Flight Technologies, Inc. and The
                                 Shaar Fund, Ltd.
27                               Financial Data Schedule                                                   108
99.1                             Certificate of Designations of  Series B Convertible                        *
                                 Preferred Stock of TNC dated October 23, 1998
99.2                             Amendment dated as of April 29, 1999 to Certificate of                      *
                                 Designations of Series B Convertible Preferred Stock of TNC
99.3                             Certificate of Designation of Series C Convertible                          *
                                 Preferred Stock of TNC dated as of April 30, 1999
99.4                             Certificate of Designations of Series D Convertible                         *
                                 Preferred Stock of TNC dated as of May 5, 1999
99.5                             Secured Promissory Note Dated January 26, 1999 made by TNC                  *
                                 and payable to the order of the Company


99.6                             Allonge to Secured Promissory Note Dated January 29, 1999                   *
99.7                             Second Allonge to Secured Promissory Note Dated March 19,                   *
                                 1999
99.8                             Third Allonge to Secured Promissory Note Dated March 24,                    *
                                 1999
99.9                             Fourth Allonge to Secured Promissory Note Dated May 10, 1999                *

---------------
* Incorporated by reference from Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998 and Current Report on Form 8-K dated May 17, 1999 filed with the Securities and Exchange Commission.
** See Exhibits 4.13 and 4.14.