Form 10KSB
period 1999-06-30
GLOBAL TECHNOLOGIES LTD
filed 1999-10-28
CIK 932021

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                 --------------

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended

[X] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from November 1, 1998 to June 30, 1999

                           Commission File No. 0-25668

                            GLOBAL TECHNOLOGIES, LTD.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                  DELAWARE                             11-3197148
     -------------------------------             ----------------------
     (State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)             Identification Number)


                         1811 Chestnut Street, Suite 120
                        Philadelphia, Pennsylvania 19103
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (215) 972-8191
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for the Transition Period ended June 30, 1999 were $1,582,461.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on October 15, 1999 was approximately $17,666,160, based on the closing sales price of the Class A Common Stock on such date as reported by the Nasdaq National Market.

     The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, on October 15, 1999 was 6,114,217.

     Transitional Small Business Disclosure Format: Yes       No X
                                                       ---      ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                            GLOBAL TECHNOLOGIES, LTD.

                        Transition Report on Form 10-KSB

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I....................................................................... 1
   ITEM 1  - DESCRIPTION OF BUSINESS......................................... 1
   ITEM 2  - DESCRIPTION OF PROPERTY.........................................21
   ITEM 3  - LEGAL PROCEEDINGS...............................................22
   ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............24

PART II......................................................................24
   ITEM 5  - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........24
   ITEM 6  - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......26
   ITEM 7  - FINANCIAL STATEMENTS............................................43
   ITEM 8  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE........................................43

PART III.....................................................................43
   ITEM 9  - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...............43
   ITEM 10 - EXECUTIVE COMPENSATION..........................................45
   ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..49
   ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................51
   ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K................................53

SIGNATURES...................................................................59

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

The Company

     Global Technologies, Ltd., a Delaware corporation ("Global," and together with its subsidiaries, the "Company"), is the successor by merger to Interactive Flight Technologies, Inc., a Delaware corporation (see "Recent Events"), which in turn is the successor by merger to In-Flight Entertainment Services Corp., a New York corporation.

     In May 1998, former management of Global determined to exit the business of developing, assembling, installing and operating a computer-based in-flight entertainment network (the "Entertainment Network") which provided aircraft passengers with the opportunity to view movies, to play computer games and, in certain cases where permitted by applicable law, to gamble through an in-seat video touch screen. The Entertainment Network was capable of supporting interactive advertising, e-commerce and shopping. Global's only agreement for the Entertainment Network was with Swissair VKB ("Swissair"). Pursuant to the Swissair agreement, Global installed and maintained the Entertainment Network in 19 aircraft.

     On September 2, 1998, Swissair flight 111 crashed near Halifax, Nova Scotia and all passengers and crew were killed. To date, the causes of the accident have not been determined. The Entertainment Network had been installed on the aircraft which crashed. The crash has led to many lawsuits. See Item 3 - "Legal Proceedings" and Item 6 - "Management's Discussion and Analysis or Plan of Operation." On September 28, 1999, the Federal Aviation Administration issued an Airworthiness Directive that prohibits the installation of the Entertainment Network as it was configured on the type of aircraft which crashed. See "Recent Events - FAA Airworthiness Directive (No. 99-20-08)."

     For reasons unrelated to the Swissair crash, the former management and Board of Directors of Global resigned and the current Board of Directors was elected in September 1998. The current Directors of Global were reelected by the stockholders at the annual meeting on October 30, 1998. The new Board instated the current management team.

     At the beginning of the last fiscal year, Global's new management was evaluating whether its in-flight entertainment technology was adaptable to alternative markets and how to redeploy its capital to exploit technology-related business opportunities. Ultimately, the new management of Global developed a strategic plan to take advantage of the opportunities associated with Global's technologies and management resources. New management pursued a sale to or a strategic alliance with other entities in the travel and entertainment business to maximize the potential of the Entertainment Network and began to evaluate technology-related businesses that could build upon Global's core competencies, as well as other technology-related business opportunities.

     Consistent with this vision, through a series of acquisitions, investments and divestitures, Global reorganized itself as a diversified technology-based company. The subsidiaries and affiliates of the Company operate interactive entertainment, gaming, networking solutions, e-commerce, and telecommunications businesses. In connection with the reorganization, Global changed its fiscal year-end from October 31 to June 30. The Company's dry cleaning operation acquired by former management was sold during the Transition Period ended June 30, 1999.

     A graphical depiction of the Company's current corporate structure (including its affiliate companies) and a description of the Company's business is set forth below. The ownership percentages are as of October 15, 1999. IFT Lottoco, Inc., IFT Subco, Inc., IFT Investments and IFT Leasing Limited were all formed subsequent to June 30, 1999 and had no direct employees as of October 15, 1999.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]


                                     GLOBAL
                               TECHNOLOGIES, LTD.
                            (a Delaware corporation)
                                        |
                                        |
-------------------------------------------------------------------------------------------------------------------------------
80%  |            11.15%* |          100% |                              100% |             100% |            100% |
     |                    |               |                                   |                  |                 |
The Network       U.S. Wireless       IFT Holdings                       IFT Lottoco,       IFT Subco,          Interactive
Connection,        Corporation          Limited                              Inc.              Inc.                Flight
   Inc.            (a Delaware       (a UK company)                      (a Delaware        (a Delaware         Technologies
(a Georgia         corporation)       |                                   corporation)       corporation)      (Gibraltar) Ltd.
corporation)                          |                                          |                 |             (a Gibraltar
                                      |                                          |                 |                company)
                                      |                                          |                 |                   |
                                      |                                    99%LP |            1%GP |             24.5% |
                                      |                                          |_________________|                   |
           ___________________________|___________________________               |                                     |
              27.5%              100% |               100%                       |                                     |
                                      |                                          |                                     |
           Inter Lotto(UK)         IFT              IFT Leasing                IFT                               Donativos,
             Limited            Management            Limited               Investments                         S.A. de C.V.
          (a UK company)         Limited           (a UK company)          (a UK limited                         (a Mexican
                              (a UK company)                                partnership)                           company)

* See discussion below under "The Affiliate Companies - U.S. Wireless Corporation."

Recent Events

   Merger of Interactive Flight Technologies, Inc. into Global
   Technologies, Ltd.

     On September 30, 1999, the stockholders of Global approved a reincorporation proposal pursuant to an Agreement and Plan of Merger dated as of August 16, 1999 (the "Merger Agreement"). Pursuant to the Merger Agreement, Interactive Flight Technologies, Inc. ("IFT") merged with and into Global Technologies, Ltd. and all stockholders of the former became stockholders of the latter on a share-for-share basis.

     The primary purpose of the reincorporation proposal was to remove the restrictions imposed on IFT by Section 203 of the Delaware General Corporation Law. Section 203 prohibited IFT from engaging in certain transactions, as more fully described below. Prior to the merger, Global was a non-operating, wholly-owned subsidiary of IFT formed for the purpose of completing the merger.

     As a result of the merger, Global currently owns all assets that were owned by IFT, is subject to all of the liabilities of IFT, and conducts all of the business operations previously conducted by IFT. There has been no material change in the business, management, operations or financial statements of the Company as a result of the merger. All of IFT's contracts and other assets vested in Global. The officers and directors of IFT immediately prior to the merger are now the officers and directors of Global. All benefit plans of IFT were adopted by Global.

     The Certificate of Incorporation of Global is substantially identical to the Amended and Restated Certificate of Incorporation of IFT, except for the name of the Company and a provision electing not to be governed by Section 203. The following is a brief summary of Section 203 and the merger.

     Subject to certain exceptions, Section 203 prohibits business combinations between corporations and "interested stockholders" for a three-year period following the time that such stockholder becomes an "interested stockholder," unless the Board of Directors gives prior approval to such transaction or unless the business combination is approved by the Board of Directors and the holders of at least 66-2/3% of the outstanding voting stock of the corporation not owned by the "interested stockholder." Section 203, the complete text of which is attached as Exhibit B to the Proxy Statement filed August 17, 1999, defines "interested stockholder" as "any person that (i) [owns or has the right to acquire,] 15% or more of the outstanding voting stock of a corporation or (ii) is an affiliate or associate of the corporation and was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the 3-year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder, and the affiliates and the associates of such person..."

     IFT's Chief Executive Officer, Irwin L. Gross was an "interested stockholder" of IFT pursuant to clause (b) above. As a director and chief executive officer of IFT, Mr. Gross was deemed an affiliate of IFT and, through his control of Ocean Castle Partners, LLC ("Ocean

Castle"), he beneficially owned as much as 33.9% of the voting power of IFT within the past three years.

     Although Section 203 is intended to provide anti-takeover protection for Delaware corporations by imposing supermajority disinterested stockholder voting requirements for certain self-dealing transactions with large stockholders, the Board believed that the potential transactions between Mr. Gross or his affiliates or associates on the one hand and Global on the other hand would be beneficial to both Global and its stockholders (other than Mr. Gross or his affiliates or associates), and that the need to meet the supermajority disinterested stockholder approval requirements under Section 203 for each such transaction would have made it more difficult to pursue potentially attractive business opportunities and more time consuming and expensive to effect them. As a result of the merger, Global, as successor to IFT, will be able to enter into business combinations with Mr. Gross or his affiliates or associates without obtaining the stockholder approval required by Section 203.

   FAA Airworthiness Directive (No. 99-20-08)

     On September 28, 1999, the Federal Aviation Administration ("FAA") issued an Airworthiness Directive (the "Directive") applicable to all McDonnell Douglas Model MD-11 series airplanes (the "MD-11"). The Directive prohibits the installation of the Entertainment Network, as it was configured on the MD-11 involved in the Swissair Flight 111 crash. The Directive was prompted by the results of a special certification review of the Entertainment Network installed on the MD-11 that crashed in the Swissair flight 111 accident. The action taken by the FAA by way of the Directive is intended to prevent possible confusion as the flight crew performs its duties in response to a smoke/fumes emergency. Management believes that adjustments to the way the Entertainment Network is installed in MD-11 airplanes necessary to address the FAA concerns could be easily implemented. The Directive provides that no causal factors of the accident have been determined to date. The Company is unaware of any findings that would indicate that the Entertainment Network either caused, or was related to a cause of, the crash.

     The Company does not believe that the Directive will have a material adverse effect on its business or operations. The Company no longer offers the Entertainment Network for sale to the commercial air transport market. However, the Company has combined the technologies of the Entertainment Network with the system architecture of The Network Connection, Inc.'s (a corporation of which approximately 80% of the capital stock is owned by Global) technologies. The Company is marketing the resulting system, AirView, to original equipment manufacturers ("OEMs") and operators of business jets. See Item 1 -- "Description of Business -- The Affiliate Companies -- The Network Connection Inc. -- TNCi Products and Services."

Business Strategy

     In connection with its reorganization, Global's business strategy is to identify companies capable of being market leaders in the Internet, networking solutions, telecommunications, or gaming industries and which are at a stage of development that would benefit from Global's management support, financing, and market knowledge. Global generally seeks to acquire a large enough stake in an affiliate company to enable Global to have significant influence over the management and policies of the company and to realize a large enough return to compensate Global for it's investment of management time and effort, as well as capital.

     In assessing the advisability of making an investment in a business in one of these industries, Global focuses on four major criteria: (1) the size of the market opportunity, (2) proprietary aspects of the business that offer strong and sustainable competitive advantages, (3) the quality of the current management team and (4) the ability of Global to create extra value with strategic planning and access to capital.

     Global gains exposure to emerging companies through management's reputation as successful developers and operators of technology and telecommunications companies, referrals from the investment community, management's relationship with venture capital and private equity funds, and the participation of directors, officers and employees of the Company in various non-profit and charitable organizations. Global considers its access to potential affiliate companies to be good.

     Global has capital and managerial resources to provide financing and strategic, managerial, and operational support to certain emerging companies. The corporate staff of Global provides hands-on assistance to the managers of its affiliate companies in the areas of management, financial, marketing, tax, risk management, human resources, legal and technical services, based on the affiliate's needs. Global seeks to assist affiliate companies by providing or locating and structuring financing, identifying and implementing strategic initiatives, providing marketing assistance, identifying and recruiting executives and directors, assisting in the development of equity incentive arrangements for executives and employees, and providing assistance in structuring, negotiating, documenting, financing, implementing and integrating mergers and acquisitions.

     Global's goal is to maximize the value of its affiliate companies for the stockholders of the Company.

The Affiliate Companies

   The Network Connection, Inc.

     General

     The Network Connection, Inc., a Georgia corporation ("TNCi") (NASDAQ:
TNCX), is engaged in the development, manufacturing and marketing of computer-based entertainment and data networks, which provide users access to information, entertainment, business applications and a wide array of service options, such as movies, shopping for goods and services, computer games, access to the World Wide Web, and gambling where permitted by applicable law. The Company is currently targeting cruise lines, school systems, rail carriers, business jet OEMs and operators, corporations (for training purposes) and hotel operators for sales of TNCi's products.

     TNCi's systems can support live-feed, closed-circuit and satellite based digital television programs in addition to personal interactive entertainment and video/audio on demand, shopping, multi-player games, gambling, shore excursion/event booking, karaoke and Internet access, all simultaneously, independently and with full user control through a keyboard, wireless television remote control or touch screen display. In addition, attendant or crew interactive training can be provided at the same time. As part of the turnkey solution sought by the transportation industry, the Company may also provide and manage content for use with TNCi's systems on a fee-for-service basis or on a revenue sharing basis.

     TNCi's products are sold under the names TRIUMPH, Cheetah(TM), and related sub product names. These systems are based upon non-proprietary or open system PC hardware standards and utilize major commercial components and subsystems in order to provide flexibility and reliability. TNCi's products are designed to be compatible with industry standard network operating systems and new network operating systems as they become available. Product design allows compatibility with most applications running in such network environments, and enables TNCi's systems to operate efficiently as servers and work stations for groups of interconnected PCs arranged in LANs, WANs, intranets and the Internet. TNCi has distributed its products worldwide principally through its own internal sales force and strategic resellers.

     On May 10, 1999, Global acquired from The Shaar Fund, Ltd. ("Shaar") 1,500 shares of TNCi Series B 8% Convertible Preferred Stock, par value $.01 per share, stated value $1,000 per share (the "TNCi Series B Shares"), and cash in the amount of $980,000 (net of $50,000 in legal fees) in exchange for (a) 3,000 shares of Global's Series A 8% Convertible Preferred Stock, par value $.01 per share, stated value $1,000 per share, and (b) warrants to purchase 87,500 shares of Global's Class A Common Stock, par value $.01 per share, at an exercise price of $3.00 per share. In connection with this acquisition, Global also received an assignment of (a) certain registration rights under a Registration Rights Agreement dated October 23, 1998 between TNCi and Shaar (the "Registration Rights Agreement") and (b) certain rights of first refusal held by Shaar with respect to future TNCi financings.

     Also on May 10, 1999, Global acquired directly from TNCi 800 shares of TNCi Series C 8% Convertible Preferred Stock, par value $.01 per share, stated value $1,000 per share (the "TNCi Series C Shares"), in consideration for Global's waiver of all prior TNCi defaults and arrearages arising out of or related to the TNCi Series B Shares.

     In connection with the forgoing acquisitions of the TNCi Series B Shares and TNCi Series C Shares, Global also acquired the right to convert a Secured Promissory Note (the "Secured Promissory Note") made by TNCi in January 1999, payable to the order of Global, into additional TNCi Series C Shares at the rate of $1,000 per TNCi Series C Share. The original principal amount of the Secured Promissory Note was $500,000.

     On May 18, 1999, Global received from TNCi 1,055,745 shares of TNCi's common stock and 2,495,400 shares of TNCi's Series D Convertible Preferred Stock (the "TNCi's Series D Shares") in exchange for $4,250,000 in cash and substantially all the assets and certain liabilities of Global's Interactive Entertainment Division, as defined in the Asset Purchase and Sale

Agreement dated as of April 29, 1999, as amended (the "TNCi Transaction"). TNCi did not, however, assume any liability or obligation with respect to claims arising out of the crash of Swissair flight 111 (See Item 3 - "Legal Proceedings"). Each share of TNCi Series D Shares is convertible into 6.05 shares of TNCi common stock.

     On June 2, 1999, Global acquired from Sigma Designs, Inc. 110,000 shares of TNCi common stock, and a warrant to purchase another 40,000 shares of TNCi common stock with an exercise price based on a formula derived from the average market price for the common stock over a period of time immediately preceding such exercise, for approximately $254,000.

     On July 16, 1999, Global acquired from third parties certain notes issued by TNCi (collectively, the "TNCi Series A and E Notes"). The TNCi Series A and E Notes had a principal balance of $1,254,082, and interest, redemption premiums, and other charges incurred but unpaid thereon to the date of acquisition totaling $640,925, for a total of $1,895,007. Global agreed to cancel the TNCi Series A and E Notes in exchange for which TNCi increased the balance due under the Secured Promissory Note in a corresponding amount. On August 12, 1999, Global acquired from third parties certain notes issued by TNCi (collectively, the "TNCi Series D Notes"). The TNCi Series D Notes had a principal balance of $350,000, and interest, redemption premiums, and other charges incurred but unpaid thereon to the date of acquisition totaling $127,750. Again Global agreed to cancel the TNCi Series D Notes in exchange for which TNCi increased the balance due under the Secured Promissory Note in a corresponding amount.

     On August 24, 1999, the Board of Directors of Global elected to convert the amounts outstanding under the Secured Promissory Note into TNCi common stock. Such conversion, to the extent it exceeded approximately one million shares of TNCi's common stock on August 24, 1999, was contingent upon receiving shareholder approval to increase the authorized share capital which was subsequently approved on September 17, 1999 at the TNCi shareholder meeting.

     On August 24, 1999, the Board of Directors of Global approved a $5 million secured revolving credit facility by and among Global and TNCi (the "Facility"). The Facility provides that TNCi may borrow up to $5 million for working capital and general corporate purposes at the prime rate of interest plus 3%. The Facility matures in September 2001. TNCi paid an origination fee of $50,000 to Global and will pay an unused line fee of 0.5% per annum. The Facility is secured by all of the assets of TNCi and is convertible, at Global's option, into shares of TNCi Series C Shares. Global executed the Facility on October 12, 1999.

     Global's investments in TNCi as of October 15, 1999, aggregate approximately 80% of TNCi's common stock on a fully converted basis.

     TNCi Business Strategy

     TNCi's strategy is to position itself as a leading provider of comprehensive interactive information system solutions which are scalable to accommodate small or large user groups and, are based on a high-speed and secure network. TNCi can also offer customized video content options and interfaces with a customer's existing applications and network. Additionally, TNCi will continue to position itself as an integrated browser-based software developer and a content programming, procurement, integration and management service provider. Content programming and procurement can include educational and training products, video entertainment, gaming, e-mail and Internet access, and e-commerce capabilities.

     Sales, Marketing And Distribution

     TNCi currently distributes its products principally through the efforts of its internal direct sales force. TNCi also attends trade shows and hosts end user seminars or meetings to promote and market its products. Additionally, TNCi may advertise in trade publications. TNCi plans to continue and accelerate these efforts.

     Also, TNCi is developing relationships with strategic "partners" capable of providing customer solutions through TNCi's products, or encouraging their customers to purchase TNCi's systems in conjunction with their own products on the basis that overall system or product performance will be enhanced. TNCi will assist these partner-vendors by determining the configuration of TNCi's products that will deliver optimal performance along with the partner-vendor's products.

     The purchase price for TNCi's "turn-key" packaged systems depends upon various factors, such as the size and type of train or ship, and the requested system features. There can be a relatively long sales cycle for some products, because of the need to evaluate TNCi's technology, to conduct a test installation of each customized system, and to negotiate agreements with other providers. The sales cycle is also dependent upon a number of factors beyond TNCi's control, such as the financial condition of the customer, safety and maintenance concerns, regulatory issues and purchasing patterns of particular operators, and the industry generally. This can result in long and unpredictable buying patterns for TNCi's transportation-related products. See Item 6
-- "Management's Discussion and Analysis or Plan of Operation."

     Overview Of The TNCi Markets And Industries

     The Company is targeting four primary markets for TNCi's products at this time: (1) multimedia servers for education and corporate training; (2) interactive entertainment and information systems for cruise ships; (3) interactive entertainment and information systems for trains; and (4) interactive information systems for business aviation (as contrasted with commercial aviation). Corporate training programs and interactive education for high schools and universities constitute large markets in excess of several billion dollars per year. Indeed, high schools and universities are beginning to seek innovative ways of bringing the Internet and interactive courseware to the classroom. Interactive entertainment and information systems for cruise ships and trains represent large, relatively untapped markets. For example, there currently are more than 70 cruise ships in revenue service with 500 or more guest cabins, and the build schedule for ships of this size shows more than 30 new ships entering revenue service between now and the end of 2001. Only nine ships to date have had interactive entertainment and information systems installed. In the case of commuter trains, no interactive entertainment and information systems have been installed. Finally, OEMs and operators of business jets are just beginning to see the benefits of installing interactive and multimedia servers connected to a high-speed LAN to provide business travelers with an "office-in-the-sky." Although the Company believes these markets are large, relatively untapped, and potentially profitable, no assurances can be given that TNCi will be successful in any of them.

     TNCi Products And Services

     Interactive Information Systems For Business Aviation (AirView)

     AirView is the Company's planned in-flight portal to advertising, shopping, video and similar features, as well as business-related applications. AirView is the combination of the Company's Entertainment Network with TNCi's system architecture, which is intended to be installed on business jets.

     In April 1998, the Boeing Company identified TNCi's AirView interactive and video server as a key element of an "office-in-the-sky" for the new B737-73Q Business Jet. In November 1998, TNCi received an order from the Raytheon Company, which was contracted by Boeing Company, to equip the Boeing Business Jet (BBJ) B737-73Q "Demonstrator" aircraft with TNCi's AirView interactive and video server and switches. Installation is due to be completed on the Demonstrator aircraft in the quarter ending December 1999. There can be no assurance, however, that any additional business jet orders for TNCi's AirView system will be received. See Item 6- "Management's Discussion and Analysis or Plan of Operation."

     Interactive Entertainment And Information Systems For Cruise Ships (CruiseView)

     CruiseView is an advanced cabin entertainment and information management system for the Cruise industry. The CruiseView system is a high bandwidth, high-speed video-enabled intranet, tailored to meet the environmental demands of cruise conditions. With video and data servers connected to cabin set top PCs, via a gigabit digital network backbone for voice, video and data, CruiseView delivers to each cabin, on demand, a unique entertainment and information experience, independent of all other passengers.

     In September 1998, TNCi entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival"), a Panamanian registered corporation, for the purchase, installation and maintenance of CruiseView on one Carnival Cruise Lines ship. During the four-year period commencing on the date of the Carnival Agreement, Carnival has the right to designate an unspecified number of additional ships for the installation of CruiseView by TNCi. The cost per cabin for CruiseView purchase and installation on each ship is provided for in the Carnival Agreement. In December 1998, Carnival exercised its right and ordered the installation of CruiseView on one Carnival Cruise Lines Fantasy Class ship. Delivery and installation of CruiseView for this Fantasy Class ship began in December 1998 and has been in operational use, on a test basis, since August 1999. It is expected to begin commercial operation in the quarter ending December 31, 1999. In August 1999, Carnival exercised its right and ordered the installation of CruiseView on one Carnival Cruise Lines Destiny Class ship which is expected to be completed in the quarter ending December 31, 1999. There can be no assurance, however, that Carnival will exercise its right under the Carnival Agreement to order CruiseView for installation on any additional ships. See Item 6 -- "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

     CruiseView offers passengers video and music libraries; e-commerce capabilities; casino-style and action games; previews of and the ability to book shore tours; and integration with ship operations, including billing, room service, surveys and customer requests.

     Interactive Entertainment And Information Systems For Trains (TrainView)

     Like CruiseView, TrainView is a browser-based information portal, which provides advertising, shopping, route and city information, video features, games and music to the captive train commuter audience.

     In February 1999, TNCi received an engineering design order from Alstom Transport Limited ("Alstom"), a unit of ALSTOM SA, a worldwide leader in manufacturing high speed passenger trains, to incorporate the design of TrainView, TNCi's advanced Infoactive Business and Entertainment System, into Alstom's concept high-speed train design. The TrainView all-digital system proposed is an adaption of TNCi's existing system currently installed for cruise customers and in the process of being installed for in-flight business customers. The system is expected to deliver personal interactive entertainment, video/audio on demand, e-commerce for shopping, event booking, Internet and business services to the seat through TNCi's TransPORTAL applications. There can be no assurance that Alstom or any of its customers will purchase a TrainView system for installation on any train.

     In September 1999, TNCi announced the formation of a Passenger Rail Division and the hiring of a Division President, based in the United Kingdom. The focus of the new Division will be to pursue new business opportunities in the world-wide passenger rail market.

     Corporate Training And Academic Solutions

     TNCi has developed a high speed multimedia server for use in the education and training markets. Through this product, students and faculty are able to access hundreds of hours of multimedia content, search the Internet, and build interactive courses.

     In August 1999, TNCi received an order of approximately $5.3 million to manufacture and install its Cheetah(TM) multimedia servers in approximately 193 schools as part of the Georgia Metropolitan Regional Education Services Agency ("MRESA") Net 2000 Project. The award is part of a three year state-wide program, whereby MRESA hopes to bring advanced multimedia learning tools and technology to all 700 Georgia schools K-12, under the guidance of the Georgia MRESA. Installation at all 193 schools was completed by September 30, 1999.

     There is no assurance that TNCi will receive any further orders in connection with the MRESA Net 2000 Project, or any orders to put its systems in any additional schools or to have its systems installed for corporate training purposes.

     Product Features and Technology

     The interactive system's open architecture and compatibility features are believed by management to permit ease of support for new and emerging content options. The system is a proven, all digital, in-room or in-seat interactive system. Dual, fault-tolerant video and file servers serve as the heart of the system. A gigabit LAN backbone provides 100 megabit connectivity to each client. The scaleable architecture is based on Intel processors and Microsoft operating systems. In addition, the core software design allows simple customization of the user interface and integration of third-party software. The system interfaces with both color flat panel and TV displays.

     Operations, Manufacturing and Suppliers

     TNCi currently manufactures all of its products in the United States, either at its Phoenix, Arizona facility or at its supplier locations. Final assembly, integration, burn-in, and functional testing are conducted at its facilities in Phoenix, Arizona.

     TNCi obtains electronic components and finished sub-assemblies for its products "off-the-shelf" from a number of qualified suppliers. TNCi has established a comprehensive testing protocol to ensure that components and sub-assemblies meet TNCi's specifications and standards before final assembly and integration. TNCi has elected to procure off-the-shelf component parts and sub-assemblies from suppliers to ensure better quality control and pricing. TNCi does not have formal purchase contracts for supplies, but instead generally purchases such items under individual purchase orders. To date, TNCi has not experienced interruptions in the supply of such component parts and sub-assemblies, and believes that numerous qualified suppliers are available. The inability of most of TNCi's current suppliers to provide component parts to TNCi would not adversely affect TNCi's operations on a long-term basis.

     Intellectual Property

     TNCi relies on a combination of trade secret and other intellectual property law, nondisclosure agreements with all of its employees and other protective measures to establish and protect its proprietary rights in its products. TNCi believes that because of the rapid pace of technological change in the open systems networking industry, legal protection of its proprietary information is less significant to TNCi's competitive position than factors such as TNCi's strategy, the knowledge, ability and experience of TNCi's personnel, new product development, market recognition and ongoing product maintenance and support. Without legal protection, however, it may be possible for third parties to copy aspects of TNCi's products or technology or to obtain and use information that TNCi regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights in products and technology to the same extent as do the laws of the United States. Although TNCi continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful. The failure or inability of TNCi to effectively protect its proprietary information could have an adverse affect on TNCi's business. TNCi does not believe that its technologies infringe on any third-party property rights, but no assurances can be made that it will not be subject to a suit alleging the same.

     Research And Development

     The market for TNCi's products is characterized by rapid technological change and evolving industry standards, and it is highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. TNCi believes that its future success will depend upon its ability to develop, manufacture and market new products and enhancements to existing products on a cost-effective and timely basis. The system architecture for TNCi's interactive entertainment and information products was designed to permit hardware and software upgrades over time. Moreover, the current architecture presents no known limits on a customer's ability to offer compelling content to the user in a rapid and reliable manner. Therefore, a major focus of TNCi's research and development efforts is to reduce the cost of network and client hardware and to enhance the core software of the system to permit even easier integration of new content.

     If TNCi is unable, for technological or other reasons, to develop new products in a timely manner in response to changes in the industry, or if products or product enhancements that TNCi develops do not achieve market acceptance, TNCi's business will be materially and adversely affected. There can be no assurance that technical or other difficulties in the future will not delay the introduction of new products or enhancements.

     There can be no assurance that alternative technologies will not be developed in the future which will be capable of providing certain services now performed by network servers. The development of such technologies could reduce the need for network servers and adversely affect TNCi's operating results.

     TNCi Customers

     TNCi's products are sold to end users in a wide range of industries. Customers that have purchased TNCi's products are financial institutions, health care companies, academic institutions, communications/broadcasting companies, governmental agencies, entertainment providers, transportation operators and end-users operating in various other industries. TNCi's high-end, high performance, multimedia video capable products currently are targeted to education and corporate skills training providers, hotel, train and ship operators, business jet OEMs and operators, and retail facility information kiosk businesses. Most sales efforts in 1998 and 1999 were focused on larger system sales into niche markets of TNCi's "turn-key" packaged solutions, AirView, CruiseView and TrainView. There can be no assurance that TNCi will successfully negotiate definitive agreements for the purchase of these systems. The markets for these types of products are new and management believes their actual aggregate size is impossible to measure accurately. Although management expects the video server market to experience growth, with the growth to come principally from the high-performance superserver segment of the market, no assurances can be made that TNCi's products will be accepted within the market.

     Competition

     The market for the products and services that TNCi offers is very competitive. Factors for TNCi's success include product quality, technical capability, system reliability, price, promptness of program performance, and warranty protection. There are numerous international and U.S. firms that currently compete, or are capable of competing, with TNCi. Many competitors have greater financial and human resources than TNCi.

     TNCi faces substantial competition from the manufacturers of several different types of products used as network servers. TNCi expects competition to intensify as more firms enter the market and compete for market share. In addition, companies currently in the server market will continue to change product offerings in order to capture further market share.

     With respect to base configuration, TNCi competes with manufacturers of high-end PCs used as network servers. Competitors offering products in this market include International Business Machines Corporation ("IBM"), Compaq Computer, Inc., Gateway Corporation, and Dell Corporation. One of the principal competitive factors in the market for simple LANs is price, and the economies of scale available to high-end PC manufacturers may permit them to offer their products at a lower price. TNCi expects its competitors to continue to improve the performance, availability, scalability and upgradability features of their products. TNCi expects all of its competitors in the simple LAN market to improve the distribution channels for their products used as servers.

     With respect to more fully configured high-end video servers for larger and more complex LANs and more sophisticated or business-critical applications, TNCi competes indirectly with manufacturers of mainframes and minicomputers. Manufacturers that promote their products in this market include IBM, Digital Equipment Corporation, Hewlett-Packard Corporation and UNYSIS, Inc. TNCi's operating results could be adversely affected if one or more of these competitors elects to compete more aggressively with respect to price or product features of their mainframes or minicomputers. TNCi competes in the market for complex LANs with other manufacturers of superservers, including Sun, Silicon Graphics and Ncube. TNCi competes in the market for "turn-key" systems for travel-related entertainment with other manufacturers of complete systems, including Rockwell Collins Passenger Systems, BE Aerospace, Sony Transcom, Matsushita, Allin Interactive, and Trans Digital.

     As many of TNCi's competitors are more established, benefit from greater market recognition, and have greater financial, technological, production and marketing resources than TNCi, establishing and maintaining TNCi's competitive position will require continued investment by TNCi in research and development and sales and marketing. There can be no assurance that TNCi will have sufficient resources to make such investments or survive the sales cycle and support the receivables collection cycle, or that TNCi will be able to make the technological advances necessary for it to be competitive. In addition, if more manufacturers of

PCs, mainframes or minicomputers were to develop and market their own superserver class of products, TNCi's operating results could be adversely affected.

     Government Regulation

     The installation and use of TNCi's AirView system on any particular aircraft will require prior certification and approvals from the FAA and may require certification and approvals from aeronautical agencies of foreign governments. Other regulatory requirements may apply in the passenger rail, cruise or other markets to which TNCi markets its products that may affect TNCi's ability to deliver or install its products on a timely basis. See Item 6 - "Management's Discussion and Analysis or Plan of Operation."

     United States law, with certain exceptions, currently prohibits the knowing transportation of gaming devices operated on modes of interstate transportation. In addition, states may prohibit the transportation and use of gaming devices. Federal law also prohibits the installation, transportation or operation of gaming devices by any U.S. or foreign air carrier or for such carriers to permit their use on aircraft operated to or from the United States in foreign air transportation. The laws regarding the transmission of gaming data into, out of, or within United States territory, even where such data was lawfully obtained in another jurisdiction, are unclear. As a result, there can be no assurance that the transmission of such data will not be restricted or prohibited. Because gaming may generate greater revenues and profitability than other entertainment options available on TNCi's products, the inability to offer gaming in certain markets may have a material adverse impact on TNCi's business and on the market acceptance of TNCi's products. TNCi may also be subject to the laws of foreign jurisdictions which may similarly restrict or prohibit the gaming or other activities offered on TNCi's products.

     Backlog Orders And Work-In-Progress

     As of June 30, 1999, TNCi had no backlog. Work-in-progress consisted of programs with Carnival Cruise Lines ("Carnival") under TNCi's 1998 contract with Carnival. In August 1999, TNCi received an order to manufacture and install its Cheetah(TM) multimedia servers in approximately 193 schools in the State of Georgia. The total sales price of this order was approximately $5.3 million. All product was successfully produced and installed by September 30, 1999.

     Employees

     As of June 30, 1999 TNCi had approximately 22 full-time employees, including four executive officers. None of the employees are covered by a collective bargaining agreement. TNCi's success depends to a significant extent upon the performance of its executive officers and other key personnel. TNCi considers its relations with its employees to be good.

     Warranties

     TNCi provides a warranty regarding its products for periods ranging from one to three years, depending on the requirements of customers. To date, TNCi has not experienced significant claims under warranties, and its ability to meet the full demands of having a significant number of units sold to customers who require such service has not been tested. TNCi also passes through to end users the warranties that it receives from vendors on any separate hardware, software or component parts that it sells independently of full systems.

   U.S. Wireless Corporation

     General

     U.S. Wireless Corporation, a Delaware corporation ("US Wireless") (NASDAQ:
USWC), has developed a geographic location system designed to pinpoint the location of wireless telephone subscribers within a wireless network. The system uses proprietary technology developed by US Wireless. US Wireless believes its system has advantages over competing technologies which are based on triangulation or the global positioning system ("GPS"). The US Wireless system is anticipated to be able to offer to wireless carriers services and applications, including enhanced 911, live navigation assistance, enhanced 411, asset and vehicle tracking, ITS systems and network management systems. Thus far, US Wireless has not generated operating revenues from the sale or licensing of its technology (or from any other source).

     There are approximately 75 million people using wireless telephones in the United States today. According to the Cellular Telecommunications Industry Association, March 1999, that number will grow to 120 million by the year 2000. In addition, there are many millions of wireless telephone subscribers located outside of the United States. To accommodate the increased consumer demand for wireless services, the industry has aggressively continued its buildup of wireless infrastructure, and has implemented more efficient standards and digital technologies. The introduction of these standards into the market has additionally served as a selling point for manufacturers and service providers in the already extremely competitive arena of telecommunications.

     The emerging market for value-added services based on location represents an opportunity for wireless carriers to enhance current and future revenue streams. The growth in the demand for wireless communications services during the past decade has resulted in decreased pricing for wireless service, a favorable regulatory environment, increasing competition among service providers and a greater availability of wireless value-added services. In addition, many developing countries are installing wireless telephone networks as an alternative to installing, expanding or upgrading traditional wireline networks.

     Companies competing for market share in the wireless caller-location industry are typically divided into two categories: those that employ handset-based techniques and those that employ network-based techniques. Handset-based techniques rely on the integration of GPS system receivers into the wireless handsets. GPS-integrated handsets are not currently commercially available. Adding GPS to handsets may create larger, heavier, more expensive telephones with shorter battery life. Additionally, GPS will require retrofitting or replacing the wireless phones currently owned by over 75 million wireless subscribers and therefore makes GPS an unlikely near-term solution to the FCC's E-911 Mandate (see below).

     Network-based techniques do not rely on the addition of any dedicated equipment to the handset, but operate entirely from the wireless network infrastructure. US Wireless' RadioCamera system falls into the category of network-based solutions. Competing network-based systems rely on triangulation techniques such as Angle of Arrival ("AOA") and Time Difference of Arrival ("TDOA"). The RadioCamera system architecture does not rely on triangulation. Both AOA and TDOA systems require multiple base stations or points of reference from which to triangulate, and both systems are at a disadvantage in urban environments where there are rarely direct lines of sight between a wireless caller and multiple base stations. Due to the lack of line of sight, the subscribers' wireless transmissions bounce off of buildings and other obstacles, reaching the base station antennas via multiple paths. By receiving transmissions from multiple orbiting satellites, GPS units also use triangulation techniques to establish location, and are also challenged in environments such as "urban canyons," where line of sight to the multiple satellites is blocked.

     As the demand for wireless service increases, so will the need for location-based safety services like wireless E-911. According to Yankee Group (Boston), more than one quarter of all new wireless customers purchase their phones for security reasons. In 1997, over 30 million cellular calls were placed to 911 emergency call centers across the United States. Yet, unlike calls placed from wire-line telephones, calls are not traceable when a caller uses a wireless phone to call for emergency assistance (the emergency operator does not automatically know the location of the caller). In response to this and other safety concerns, the U.S. Federal Communications Commission issued a mandate requiring wireless service providers to have the ability to locate wireless calls for emergency assistance within certain parameters and time schedules.

     As a result of these and other safety issues, the wireless industry, the Public Safety Answering Point ("PSAP") (a network of regional emergency call centers), members of the E-911 community and the FCC began joint efforts in mid-1994 to solve the technological and policy hurdles in providing location information for wireless 911 calls. In June 1996, the FCC issued a Report and Order in Docket 94-102, formalizing certain performance requirements, and implementing a schedule for wireless service providers to establish geolocation capabilities. In so doing, the FCC ordered that the deployment and integration of wireless E-911 features and functions be accomplished in two phases. The first phase requires wireless service providers to report the callback number and originating cell site and/or sector of a 911 call to PSAP operators. Pursuant to the mandate, commencing in October 1997, the service provider must commence providing such information to qualified requesting PSAPs within six months of a PSAP's request. Service providers have commenced the implementation of products in order to meet this requirement. The second phase requires wireless service providers to pinpoint and report to the PSAPs the location of all 911 callers with an accuracy of 125 meters in 67% of all cases, using root mean square techniques. The FCC has mandated completion of Phase II by October 1, 2001. In December 1998, the FCC's Wireless Telecommunications Bureau released a public notice outlining a filing schedule for requests for waivers of the Phase II E-911 requirements. Various wireless carriers have submitted requests for waivers, and various other parties have subsequently filed comments with the FCC regarding the question of waivers. The issue of waivers and/or modifications of the E-911 Phase II requirements is being reviewed by the FCC in an ongoing public forum. To date, the FCC has not granted any waivers of the Phase II E-911 conditions, nor has it made any modifications to the mandate.

     US Wireless is working to build upon the promising results of its field trials and complete the development and refinement of the RadioCamera systems that support all cellular/PCS protocols. US Wireless intends to work with wireless carriers, information content providers, and equipment vendors on a nationwide and international basis. In addition to the FCC-mandated E-911 service that requires precise location information, there are additional applications that could provide considerable value in the private and public sectors. US Wireless will seek to establish its leadership position by contracting with strong well-known suppliers and hiring an experienced operations management team. Presently, US Wireless is assessing and evaluating the timing and resource requirements necessary to implement this plan.

     In March 1999, Global invested $3 million in US Wireless in exchange for 30,000 shares of Series B Preferred Stock ("US Wireless Series B"). Each share of US Wireless Series B is convertible into approximately 67 shares of common stock of US Wireless until March 2000, after which each such share is convertible into 100 shares of common stock of US Wireless. The US Wireless Series B is subject to mandatory conversion into common stock at any time at a conversion rate of 100 shares of common stock of US Wireless in the event the closing price for US Wireless' common stock as reported on NASDAQ is at least $5.00 per share for 30 consecutive trading days.

     The US Wireless Series B entitles the holder to receive $100 per share liquidation preference before any distributions to the holders of common stock in the event of a liquidation of US Wireless. In addition, the Company and other holders of the US Wireless Series B have, as a separate class, elected one member to US Wireless' Board of Directors and one additional individual as an observer to the Board. The Company elected Irwin L. Gross, Global's Chairman and Chief Executive Officer, to serve on the US Wireless Board. As a condition to making the investment, the Company also obtained certain registration rights relating to the registration under the Securities Act of 1933 of those shares of common stock of US Wireless into which the US Wireless Series B held by the Company is convertible. The Company has waived its registration rights.

     Based on the foregoing, the Company currently beneficially owns 11.15% of the common stock of US Wireless (based on a conversion rate of 67 shares of common stock per share of US Wireless Series B) and, assuming no further share issuances until March 2000, will beneficially own 15.25% of the common stock of US Wireless at that time (based on a conversion rate of 100 shares of common stock per share of US Wireless Series B). Both percentages assume full conversion of US Wireless Series A preferred stock (into 560,000 shares) and US Wireless Series B (into 3,350,000 and 5,000,000 shares based on conversion at the 67 share rate and 100 share rate, respectively). The fair market value of the Company's investment in US Wireless Series B at June 30, 1999, assuming conversion into 67 shares or 100 shares, of common stock for each share of US Wireless Series B and a discount of 25% (which discount might actually be higher or lower, depending upon market conditions) for potential lack of marketability of the unregistered shares, are estimated to be $5.7 million and $8.6 million, respectively. The corresponding figures as of October 15, 1999 were $6.9 and $10.4 million, respectively.

     There is no assurance that the Company will realize any gain on its investment in US Wireless.

   Donativos

     Donativos, S.A. de C.V. ("Donativos") is a Mexican corporation formed for the purpose of operating an entertainment center in Monterrey, Nuevo Leon, Mexico (the "Center"). The Center is located in a two-story structure containing approximately 16,000 square feet of floor space. The Center offers 332 slot machines and food and beverages. Monterrey is a city of approximately five million people and is located approximately 300 miles south of San Antonio, Texas. Currently customers at the Center are unable under Mexican law to win cash in the games offered. Rather, customers are able to win lottery tickets for the Loteria Nacional or to obtain rights usable for future play at the Center. Donativos is seeking to obtain a secondary prize permit which would also allow customers to win valuable merchandise such as a new car. There is no assurance, however, that Donativos will obtain such a permit.

     In May 1999, Global, through its wholly-owned subsidiary, Interactive Flight Technologies (Gibraltar) Ltd., a Gibraltar company ("IFT Gibraltar"), loaned approximately $1.6 million to Donativos and acquired a 24.5% equity interest in the venture. In addition to IFT Gibraltar, other partners in the venture include Regal Gaming and Entertainment, Inc., a Minnesota corporation ("Regal Gaming"), which also has a 24.5% equity interest, and a Mexican national, who has a 51% interest. The IFT Gibraltar loan bears interest at an annual rate equal to the prime rate plus three percent (3%) and matures on April 30, 2001. The Company has also provided a letter of credit in the amount of $913,445 to secure payment of the purchase price of the slot machines acquired by IFT Gibraltar, and which are leased to Donativos at the rate of $37,500 per month. In addition to its 24.5% equity interest in Donativos, in consideration for making the loan and providing the letter of credit, the Company will receive 25% of any profits generated by Donativos and, for a term of 10 years, the Company will have an equity interest of at least 10% in any gaming venture in which Regal Gaming, or a subsidiary or affiliate of Regal Gaming, is an investor and which relates to gaming activities in Mexico.

     The Center was scheduled to open in June 1999, but the opening was delayed until mid-August 1999. In addition, the costs of opening the Center, which were anticipated to approximate $1.6 million and for which the Company's loan was made, in fact were considerably higher. Cost overruns on the Center's construction left insufficient funds for budgeted marketing and promotional activities. The Company does not have complete records at present as to the extent of the cost overrun. Regal Gaming and its three principals and their spouses (all of who are United States nationals) are contractually responsible to Global for the amount of the cost overrun up to a maximum of $500,000, but thus far, the cost overruns have not been paid by Regal Gaming or its principals or their spouses. On October 25, 1999, Global initiated a lawsuit against Regal Gaming, its principals and their spouses with respect to the non-payment by them of these cost overruns. See Item 3 - "Legal Proceedings." The Company is not contractually obligated to fund any cost overruns. See Item 6 - "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

     Since the Center opened, operating expenses have continuously exceeded revenues by a significant amount of money, and, as a result, the slot machine equipment lease payments owed to the Company by Donativos have not been made, nor has Donativos made the contractually required interest and principal payments on its approximately $1.6 million obligation to the Company. Furthermore, as a result of the cash flow shortfall, it is possible that third party vendors have also not been paid. Management believes that operational shortfalls are not likely to improve significantly unless Donativos is successful in obtaining the secondary prize permit referred to above, and, even if such permit is received, there is no assurance of such improvement.

     Regal Gaming was responsible for managing the Center under a management agreement. The Company and the majority shareholder of Donativos believe that Regal Gaming failed to perform several material obligations under the management agreement, and further believe that Regal Gaming's financial controls over the construction and opening of the Center and over its operations since opening have been inadequate. As a result, Donativos terminated the management agreement with Regal Gaming effective October 21, 1999. Donativos has identified two potential replacement managers who are believed to be capable of running the Center on behalf of Donativos, and is discussing with each of them the possibility of their engagement as promptly as possible. Until one of these full-time managers is engaged by Donativos, Donativos is operating the Center through the use of qualified consultants. Donativos has commenced legal action in Mexico against Regal Gaming and its principals in connection with these transactions.

   Inter Lotto

     In most jurisdictions around the world, the government owns the lottery and subcontracts its management to a service provider. In the United Kingdom, private companies or individuals can secure a license to run a lottery. Currently Camelot Group PLC ("Camelot") holds the exclusive license to run the National Lottery. Separately, the Gaming Board for Great Britain is responsible for issuing a certificate to manage Society or Local Authority lotteries. In 1996-1997 (latest available) the United Kingdom gaming industry was estimated to have had annual gaming revenue of (pound)40.5 billion (approximately $66.4 billion at current exchange rates).

     In May 1999, Global completed the acquisition of a 27.5% equity interest in Inter Lotto (UK) Limited ("Inter Lotto") through its wholly owned subsidiary, IFT Holdings Limited, a United Kingdom company ("IFT Holdings"). The balance of the shares of Inter Lotto is owned by seven shareholders. The only shareholder with a greater ownership interest than that of IFT Holdings is HGI House & General Investment Foundation, a Liechtenstein foundation, which has a 48.5% equity interest.

     Inter Lotto was granted a license by the Gaming Board for Great Britain to operate lotteries on behalf of charities throughout the United Kingdom. By way of an Operating Agreement between Inter Lotto and IFT Management Limited ("IFT Management"), a United Kingdom company and wholly-owned subsidiary of IFT Holdings, Inter Lotto appointed IFT Management as Inter Lotto's exclusive service provider in connection with the lotteries. As such, IFT Management has been granted authority to perform substantially all services necessary or appropriate for the conduct of the lotteries subject to the direction and control of Inter Lotto's Board and to the extent permitted by United Kingdom gaming laws. Inter Lotto will retain responsibility for charity recruiting and certain other functions as required under United Kingdom gaming laws. For its services under the Operating Agreement, IFT Management will retain a portion of the revenues generated by the lotteries. IFT Management has engaged two individuals to consult with and assist it in connection with these responsibilities. These two individuals are principals of Regal Gaming.

     On September 9, 1999, IFT Leasing Limited, a United Kingdom company and wholly-owned subsidiary of IFT Holdings ("IFT Leasing"), entered into an agreement with International

Lottery & Totalizator Systems, Inc., a California corporation ("ILTS"), to purchase an on-line lottery system for the operation of the Inter Lotto lotteries. The base sale price of the lottery system purchased from ILTS is $12.3 million. In addition, IFT Management entered into an eight year facilities management agreement with ILTS to provide operational and technology support for the system. Under this agreement, IFT Management is required to make weekly payments to ILTS of $72,000 plus additional amounts based on the number of installed terminals in excess of 3,500 and plus a percentage of the average daily sales.

     Financing for the gaming operations, including funding for the ILTS equipment, is expected to be provided through several wholly-owned subsidiaries of Global which have been formed for the purpose of providing such financing. IFT Lottoco, Inc. and IFT Subco, Inc., each a Delaware corporation, are partners in a United Kingdom limited partnership, IFT Investments, which is expected to provide funding to IFT Leasing to acquire the equipment necessary for the operation of the lotteries. IFT Leasing is expected to own the gaming equipment, but is expected to lease such equipment to IFT Management for use in operating the lotteries on behalf of Inter Lotto. The funds to purchase the gaming equipment for IFT Leasing are expected to be obtained through debt financing, although no assurances can be made that such financing will be available. If the Company is unable to secure such financing, such inability would have a material adverse effect on Inter Lotto's operations and also on the Company's liquidity.

     The Inter Lotto lottery operation is expected to begin operations in the first quarter of calendar 2000. Inter Lotto's most significant competition comes from Camelot. Camelot is a consortium of four companies, Cadbury Schweppes (26.67%), Racal (26.67%), De La Rue (26.67%) and ICL (20%), and is responsible for managing the National Lottery.

   Other

     In May 1999, the Company completed the sale of Johnny Valet, Inc. for $750,000 in cash less fees and expenses of approximately $50,000. This divestiture terminates the Company's involvement in the dry cleaning business.

Employees

     As of October 15, 1999, Global employed 7 people on a full-time basis and 1 person on a temporary basis. No employee is covered by a collective bargaining agreement. Global considers its relations with its employees to be good.

ITEM 2 - DESCRIPTION OF PROPERTY

     Global's principal executive offices, located in Philadelphia, Pennsylvania, consists of approximately 1,500 square feet of office space. The space is leased to Ocean Castle and Global reimburses Ocean Castle for the rent and related expenses in connection therewith in the approximate monthly amount of $2,700. Ocean Castle is owned by Irwin L. Gross, the Chief Executive Officer and Chairman of the Board of Directors of Global.

     Similarly, pursuant to an agreement with First Lawrence Capital Corp. ("First Lawrence"), Global occupies approximately 1,500 square feet of office space in Larchmont, New York which is leased to First Lawrence. Global pays monthly rent for the use of such space of approximately $4,100.

     Global has recently executed a lease for approximately 5,000 square feet of executive office space in New York City. The lease expires in October 2009. The lease provides for monthly rent of approximately $23,500 for the first 5 years, and of approximately $24,300 for the last 5 years. It is expected that activities currently conducted at the Larchmont facility will be transferred to this facility.

     Global also leases office space, and the assembly and warehouse facilities for the Company, in Phoenix, Arizona. This space contains approximately 17,500 square feet and is occupied pursuant to a lease providing for monthly rent of approximately $9,100. The lease expires in July 2002.

     Global has no policy regarding investments in real estate or interests in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities. Global currently holds no such investments.

ITEM 3 - LEGAL PROCEEDINGS

     Since September of 1998, claims have been filed by the families of many victims of the Swissair flight 111 crash. These cases are consolidated in the multi-district litigation captioned Swissair/MDL-1269, In re Air Crash Near Peggy's Cove, Nova Scotia, on September 2, 1998. The Swissair MD-11 aircraft involved in the crash was equipped with an Entertainment Network system. Following the crash, investigations were conducted and continue to be conducted by Canadian and United States agencies concerning the cause of the crash. No investigative agency has linked the Entertainment Network, which is certified by the Federal Aviation Administration, to the crash or to a fire on board the aircraft believed to have broken out before the crash. Estates for the victims of the crash have filed lawsuits throughout the United States against Swissair, Boeing, DuPont and various other defendants, including Global. The victims' litigation is a multi-district litigation matter in the United States district courts that is being overseen by the United States District Court for the Eastern District of Pennsylvania. Global denies all liability for the crash. Global is being defended by its aviation insurer in connection with these claims and denies that it has any liability or responsibility for the crash. On September 28, 1999, the FAA issued the Directive. (See Item 1, "Business -- Recent -- Events FAA Airworthiness Directive"). Global does not believe that the Directive will have any material affect on the litigation.

     On April 7, 1999, a complaint captioned Fidelity and Guaranty Insurance Company v. Interactive Flight Technologies, Inc., CV No. 99-410, was filed in the United States District Court for the District of Minnesota. This is a declaratory judgment action where Global and its insurers are seeking a declaration of the applicability of an excess liability policy to claims made by the estates of victims of the crash of Swissair flight 111.

     On May 5, 1999, a complaint captioned First Lawrence Capital Corp. v. James Fox, Irwin Gross and Interactive Flight Technologies, Inc., No. 7196/99 was filed in the Supreme Court of the State of New York. This is a claim made against Global arising from the hiring of James Fox, a former First Lawrence employee, by Global. First Lawrence asserts that business opportunities of First Lawrence were diverted to Global by James Fox. This case was settled by the issuance to First Lawrence of 250,000 shares of common stock of Global and the agreement by IFT Holdings to pay First Lawrence 24 monthly installments of $41,667 beginning February 1, 2000. In exchange, First Lawrence will be available to perform management consulting services to IFT Holdings.

     On May 6, 1999, a complaint captioned Interactive Flight Technologies, Inc.
v. Swissair Swiss Air Transport Company, Ltd., et al., No. Civ. 99-0936PHXSMM, was filed in the United States District Court for the District of Arizona. This is a claim by Global against Swissair for $6,773,906, being sums owed by Swissair to Global for equipment and warranty contracts. Global has also asserted claims for business torts arising from the unjustified deactivation of the Entertainment Network systems following the crash of Swissair flight 111.

     On August 18, 1999, a complaint captioned Eric Schindler ("Schindler") v. Interactive Flight Technologies, Inc. Et Al., case no. 99-V51560685, was filed in the state court for Fulton County, Georgia. The lawsuit names Global and TNCi as defendants. The complaint alleges that TNCi and Global failed to pay severance pay pursuant to a written employment contract following Schindler's resignation as an employee and vice president of TNCi in May 1999. Specifically, the complaint alleges (1) breach of contract (against TNCi), (2) conspiracy and interference with contract rights (against TNCi and Global), and (3) interference with contract rights (against the Company). The Complaint seeks $85,000 in severance pay on the contract claims, unspecified damages for loss of stock options, punitive damages of at least $450,000, attorneys' fees and costs. TNCi and Global deny any liability, intend to defend themselves vigorously and are considering counterclaims. No responsive pleading has yet been filed.

     In September of 1999, IFT filed a lawsuit against Barrington Capital Group, L.P. in Maricopa County Superior Court, Arizona, seeking a declaratory judgment that no sums were owed to Barrington Capital pursuant to a Financial Advisory Service Agreement dated in October of 1998. In October of 1999, Barrington Capital Group filed a lawsuit on the same contract in the Supreme Court of the State of New York, County of New York, Index No. 99-604606, captioned Barrington Capital Group, L.P. v. Interactive Flight Technologies, Inc., alleging that Barrington is owed $1,750,471 in connection with services alleged to have been performed pursuant to the Financial Advisory Service Agreement. IFT denies all liability and denies that any sums are owed to Barrington.

     On October 25, 1999, Global filed a lawsuit against Regal Gaming (and its principals and their spouses) in the United States District Court for the Southern District of Florida seeking judgment in favor of Global on the $500,000 promissory note made by Regal Gaming (and guaranteed by its principals and their spouses) to Global. The promissory note was made to secure Regal Gaming's obligations to fund cost overruns at the Center.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Until October 1, 1999, Global's Class A Common Stock was traded on the Nasdaq National Market under the symbol FLYT, and since such date, under the symbol GTLL.

     The following table sets forth the high and low last sale prices for Global's Class A Common Stock for each quarter within its last two fiscal years and for the quarter ended September 30, 1999, as reported by the Nasdaq National Market.

Class A Common Stock                                     High            Low
--------------------                                    ------          ------
November 1, 1997 through January 31, 1998...........    $4.625          $1.875
February 1, 1998 through April 30, 1998.............     3.688           2.375
May 1, 1998 through July 31, 1998...................     3.500           1.875
August 1, 1998 through October 31, 1998.............     3.125           1.875
November 1, 1998 through January 31, 1999...........     3.625           1.313
February 1, 1999 through April 30, 1999.............     4.313           1.813
May 1, 1999 through June 30, 1999...................     4.875           3.594
July 1, 1999 through September 30, 1999.............     4.625           3.000


     The closing sales price of the Class A Common Stock on October 15, 1999, as reported by the Nasdaq National Market, was $3.03 per share.

     As of October 15, 1999, there were approximately 60 record holders and approximately 2,700 beneficial owners of Class A Common Stock.

     On October 30, 1998, the Global stockholders approved a one-for-three reverse stock split of Global's capital stock. The reverse stock split was effective on November 2, 1998. All references to the number of shares, price per share and stock option data contained in this Transition Report have been restated as appropriate to reflect the effect of the reverse stock split for all periods presented.

     On December 17, 1997 and October 30, 1998, the Board of Directors authorized Global to repurchase shares of its Class A Common Stock on the open market. Through October 31, 1998, Global had purchased a total of 844,667 shares of its Class A Common Stock in open market activities at a total cost of $2,315,983. All 844,667 shares were retired on January 11, 1999. As of October 15, 1999, Global had repurchased an additional 78,600 shares at prices ranging from $2.47 to $2.94 per share. Global may make additional open market purchases in the future.

     The Company has not paid any dividends on the common stock of the Company during the last two fiscal years and does not intend to do so in the foreseeable future.

     Unregistered Issuances

     In November 1996, Global executed a Strategic Alliance Agreement with Hyatt Ventures, Inc. ("Hyatt"), an affiliate of Hyatt Corporation. The president of Hyatt is also a former director of Global. Under the terms of the Strategic Alliance Agreement, Hyatt, directly and through certain of its affiliates, agreed to use its best commercial efforts to assist Global in advancing Global's business with respect to the Entertainment Network. The Alliance Agreement was terminated in November 1997 as a result of changing market conditions. In January 1997, Global issued 20,000 unregistered shares of Class A common stock to Hyatt in connection with Hyatt's acting as a guarantor on behalf of Global in certain contract negotiations. The issuance was made in private offering pursuant to Section 4(2) of the Securities Act of 1933.

     On May 11, 1999, Global issued 3,000 shares of its Series A Convertible Preferred Stock and warrants to purchase 87,500 shares of Global's Class A Common Stock to The Shaar Fund, Ltd. In exchange for 1,500 shares of TNCi Series B 8% Convertible Preferred Stock and cash in the amount of $980,000 (net of $50,000 in legal fees). The issuance was made in private offering pursuant to
Section 4(2) of the Securities Act of 1933. The Series A Convertible Preferred Stock is convertible into shares of the Company's common stock at a conversion price of $3.00 per share; provided, however, that no conversion is permitted if such conversion would cause the holder of the Series A Convertible Preferred Stock to be converted, on account of such conversion, to be the beneficial owner of more than 19.99% of the outstanding common stock of the Company.

     On July 16, 1999, Global issued an aggregate of 272,610 shares of its Class A Common Stock and cash in the amount of $555,000 to various holders of TNCi's Series A and Series E Notes in exchange for such Notes. The issuance was made in a private offering pursuant to Section 4(2) of the Securities Act of 1933.

     On August 9, 1999, Global issued an aggregate of 115,000 shares of its Class A Common Stock to various holders of TNCi's Series D Notes in exchange for such Notes and for warrants to purchase 70,000 shares of TNCi common stock. The issuance was made in a private offering pursuant to Section 4(2) of the Securities Act of 1933.

     On August 13, 1999, Global issued 250,000 shares of its Class A Common Stock to First Lawrence Capital Corp., pursuant to the terms of a Release and Settlement Agreement executed by First Lawrence, Global, Irwin L. Gross, James
W. Fox and IFT Holdings. The issuance was made in private offering pursuant to
Section 4(2) of the Securities Act of 1933.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

     Acquisitions and Investments

     The Network Connection, Inc.

     On May 18, 1999, the Company received from The Network Connection, Inc. ("TNCi") 1,055,745 shares of its common stock and 2,495,400 shares of its Series D Convertible Preferred Stock in exchange for $4,250,000 in cash and substantially all the assets and certain liabilities of the Company's Interactive Entertainment Division ("IED"), as defined in the Asset Purchase and Sale Agreement dated April 30, 1999, as amended (the "Transaction"). The Company has consolidated the results of operations of TNCi from the date of the transaction forward. TNCi is a majority-owned subsidiary of the Company whose ownership, through a combination of the Transaction described above and the Company's purchase of Series B 8% preferred stock and 110,000 shares of TNCi's common stock from third-party investors, approximates 80% (as of October 15, 1999) of TNCi on an if-converted common stock basis.

     In an Agreement dated as of June 19, 1997, TNCi entered into an AirView Purchase Agreement (the "AirView Agreement") with Fairlines, a French corporation engaged in the start-up operation of a commercial airline, for the purchase of up to ten AirView systems for installation on ten Fairlines aircraft. Fairlines filed for bankruptcy under French law in the first quarter of calendar year 1998. Although TNCi does not expect to recover its investment in this program, TNCi is pursuing its remedies, contractual and otherwise, in respect to collection of amounts due and damages incurred under the AirView Agreement.

     In October, 1997, the Company entered into a revised agreement with Swissair which required the Company to install and maintain the Entertainment Network in the first, business and economy class sections of three aircraft at no cost to Swissair and in the first and business classes of another sixteen aircraft at an average price of $1.7 million per aircraft. As of October 31, 1998, the Company had completed all installations under the initial Swissair program. The Company was responsible for maintenance costs through September 1998 for all nineteen aircraft and specific software and hardware upgrades to the Entertainment Network that are not yet completed. The Swissair agreement also provided for a one-year warranty on the Entertainment Network. The Company entered into a contract dated April 1, 1998 with Swissair for $3,975,000 to extend the warranty on the installed system for a second and third year. Through May 18, 1999, the Company has been paid $707,500 under this contract. No subsequent payments have been received from Swissair.

     In April 1998 and October 1998, the Company entered into additional contracts with Swissair for a $4.7 million order for first and business class installations on four Swissair MD-11 aircraft that are being added to the Swissair fleet. As of February 26, 1999, Swissair has made payments of $1,450,000 on the $4.7 million order for the four installations.

     On September 2, 1998, Swissair Flight 111 crashed. The aircraft involved in the crash was an MD-11 equipped with the Entertainment Network. Despite the fact that there is no evidence that the Entertainment Network had anything to do with the crash, on October 29, 1998, the Company was notified by Swissair of the airline's decision to deactivate the Entertainment Network on all Swissair aircraft. Until April 1999, the Company and its system integrator/installation contractor had been working closely with Swissair to take the necessary steps that would allow Swissair to reactivate the systems as quickly as possible. However, by April 1999, discussions between the Company and Swissair regarding outstanding financial matters related to current accounts receivable, inventory, purchase commitments and extended warranty obligations, as well as planning discussions for an October 1999 reactivation ceased to be productive.

     On May 6, 1999, the Company filed a lawsuit against Swissair in the United States District Court for the District of Arizona seeking damages for Swissair's failure to honor its obligations for payment and reactivation of the Company's Entertainment Network. Swissair has failed to make payments to the Company under installation and warranty contracts and has harmed the Company's business and reputation by failing to honor its commitments to reactivate the Entertainment Network on Swissair aircraft. Even though there has been no evidence that the Entertainment Network contributed in any way to the crash of Swissair Flight No. 111 on September 2, 1998, Swissair has continued to use the unfortunate circumstances of the crash as an excuse to avoid its obligations.

     The Swissair agreements are not assignable to third parties under the terms of such agreements. However, in connection with the Transaction, the Company has agreed to pay to TNCi any net proceeds received from Swissair as a result of the above litigation or otherwise. Further, TNCi, as a subcontractor to the Company, will assume any operational responsibilities of the Swissair agreement in the event that such requirement arises. TNCi has not assumed any liabilities or obligations arising out of the crash of Swissair Flight No. 111. See "Item 3 -- Legal Proceedings."

     As a result of the above events, management concluded that its only source of future payment, if any, will be through the litigation process. In addition, with the deactivation of the entertainment system and Swissair's breach of its agreements with the Company, TNCi believes it will not be called upon by Swissair to perform any ongoing warranty, maintenance or development services. Swissair's actions have rendered TNCi's accounts receivable, inventory and deposits worthless as of June 30, 1999. Accordingly, TNCi has recognized deferred revenue on equipment sales to the extent of cash received of $876,000; charged off inventory to cost of equipment sales in the amount of $1,517,000; wrote off deposits of $655,000 to special charges; and reversed all warranty and maintenance accruals totaling $5,164,000.

     TNCi entered into a CruiseView Purchase Agreement, dated as of February 13, 1998 (the "Star Agreement"), with Continuous Network Advisors ("CNA") on behalf of Star Cruises Management Limited ("Star"), an Isle of Man corporation engaged in the operation of a commercial cruise line, for the purchase of CruiseView systems for installation on up to two Star cruise vessels. Certain issues arose during the contract installation period which lead to a settlement agreement between Star and CNA dated June 1999 whereby Star would return the TNCi's equipment by December 31, 1999. No cash payments are required to be made to TNCi pursuant to the settlement agreement. TNCi is objecting to the settlement agreement although TNCi believes modifying such settlement and receiving payment at this time is unlikely.

     US Wireless Corporation

     In March 1999, the Company invested $3 million in US Wireless in exchange for 30,000 shares of Series B Preferred Stock ("US Wireless Series B"). As of June 30, 1999, the Company accounts for this investment at cost. Each share of US Wireless Series B is convertible into approximately 67 shares of common stock of US Wireless until March 2000, after which each such share is convertible into 100 shares of common stock of US Wireless. The US Wireless Series B is subject to mandatory conversion into common stock at any time at a conversion rate of 100 shares of common stock of US Wireless in the event the closing price for US Wireless' common stock as reported on NASDAQ is at least $5.00 per share for 30 consecutive trading days.

     The US Wireless Series B entitles the holder to receive $100 per share liquidation preference before any distributions to the holders of common stock in the event of a liquidation of US Wireless. In addition, the Company and other holders of the US Wireless Series B have, as a separate class, elected one member to US Wireless' Board of Directors and one additional individual as an observer to the Board. As a condition to making the investment, the Company also obtained certain registration rights relating to the registration under the Securities Act of 1933 of those shares of common stock of US Wireless into which the US Wireless Series B held by the Company is convertible. The Company has waived its registration rights.

     Based on the foregoing, the Company currently beneficially owns 11.15% of the common stock of US Wireless (based on a conversion rate of 67 shares of common stock per share of US Wireless Series B) and, assuming no further share issuances until March 2000, will beneficially own 15.25% of the common stock of US Wireless at that time (based on a conversion rate of 100 shares of common stock per share of US Wireless Series B). Both percentages assume full conversion of US Wireless Series A preferred stock (into 560,000 shares) and US Wireless Series B (into 3,350,000 and 5,000,000 shares based on conversion at the 67 share rate and 100 share rate, respectively). The fair market value of the Company's investment in US Wireless Series B at June 30, 1999, assuming conversion into 67 shares or 100 shares, of common stock for each share of US Wireless Series B and a discount of 25% (which discount might actually be higher or lower, depending upon market conditions) for potential lack of marketability of the unregistered shares, are estimated to be $5.7 million and $8.6 million, respectively. The corresponding figures as of October 15, 1999 were $6.9 and $10.4 million, respectively.

     There is no assurance that the Company will realize any gain on its investment in US Wireless.

     Inter Lotto (UK) Limited

     IFT Leasing entered into an agreement with International Lottery & Totalizator Systems, Inc., a California corporation ("ILTS"), to purchase an on-line lottery system for the operation of the Inter Lotto lotteries. The base purchase price of the lottery system purchased from ILTS is $12.3 million. In addition, IFT Management entered into an eight-year facilities management agreement with ILTS to provide operational and technology support for the system. Under this agreement, IFT Management is required to make weekly payments to ILTS of $72,000 plus additional amounts based on the number of installed terminals in excess of 3,500 and plus a percentage of the average daily sales.

     As of June 30, 1999, the Company's investment in Inter Lotto was $1,050,775 consisting of working capital advances, notes receivable and capitalized acquisition costs. During the Transition Period ended June 30, 1999, the Company recorded its proportionate share of losses of Inter Lotto and equity goodwill amortization of $167,493 which has been recorded as equity in loss of non-consolidated affiliates in the consolidated statement of operations.

     Donativos

     In May 1999, the Company, through its wholly-owned subsidiary, Interactive Flight Technology (Gibraltar) Ltd., a Gibraltar company ("IFT Gibraltar"), loaned $1,632,000 to Donativos and acquired a 24.5% interest in the venture. The Company accounts for this investment under the equity method. In addition to IFT Gibraltar, other partners in the venture include Regal Gaming, which also has a 24.5% interest, and Manuel G. Caldera, a Mexican national, who has a 51% interest. The IFT Gibraltar loan bears interest at an annual rate equal to the prime rate plus three percent (3%) and matures on April 30, 2001. The Company has also provided a letter of credit in the amount of $913,445 to secure repayment of the purchase price of certain gaming equipment to be acquired by IFT Gibraltar and leased to Donativos. In addition to its 24.5% equity interest in Donativos, in consideration for making the loan and providing the letter of credit, the Company will receive 25% of any profits generated by Donativos and, for a term of 10 years, the Company will have an equity interest of at least 10% in any gaming venture in which Regal Gaming, or a subsidiary or affiliate of Regal Gaming, is an investor and which relates to gaming activities in Mexico.

     As of June 30, 1999, the Company's investment in Donativos was $1,664,555 consisting of the $1,632,000 loan receivable and capitalized acquisition costs. During the Transition Period ended June 30, 1999, the Company recorded its proportionate share of losses of Donativos and equity goodwill amortization of $28,211 which has been recorded as equity in loss of non-consolidated affiliates in the consolidated statement of operations.

     Change in Fiscal Year-End

     Global elected to change its fiscal year-end from October 31 to June 30. Accordingly, the eight-month period resulting from this change, November 1, 1998 through June 30, 1999, is referred to as the "Transition Period."

     Results of Operations

     The unaudited results of operations for the eight months ended June 30, 1998 are as follows and are presented for comparative purposes only.

                                                            Eight Months Ended
                                                              June 30, 1998
                                                               (Unaudited)
                                                            ------------------
     Revenues                                                   $18,383,360
     Cost of equipment sales                                     15,239,568
     Cost of service income                                          13,533
     Research and development                                     1,092,316
     General and administrative expenses                          4,023,760
     Interest expense                                                 8,873
     Interest income                                              1,490,025
     Other income                                                    10,679
                                                                -----------
     Net loss to common stockholders                            $   493,986
                                                                ===========



     Revenue for the Transition Period ended June 30, 1999 was $1,582,461, a decrease of $16,800,899 (or 91%) compared to revenue of $18,383,360 (unaudited) for the corresponding period ended June 30, 1998. Revenue for the Transition Period ended June 30, 1999 consisted of equipment sales of $875,957 and service income of $706,504. The decline in revenue is the result of Swissair's refusal to take delivery of additional Entertainment Networks and a lack of new customer orders. The equipment sales were generated from payments received from Swissair for one of four Entertainment Networks billed per the April 1998 contract. The service income was principally generated from the Company's dry cleaning plant which was sold on May 13, 1999. Revenue for the eight-month period ended June 30, 1998 consisted of equipment sales of $17,949,591 (unaudited) and service income of $433,769 (unaudited). The equipment sales were principally generated from the installation of the Entertainment Networks on ten Swissair aircraft. The service income was generated from services provided to Swissair pursuant to the media programming, services agreement, the Company's share of gaming profits generated by the Swissair systems and revenue earned under the Swissair Letter of Intent to extend the warranty.

     Revenue for the year ended October 31, 1998 was $19,142,961, an increase of $8,042,252 (or 72%) over revenue of $11,100,709 for the year ended October 31, 1997. Revenues in each year consist of equipment sales (principally from the installation of the Entertainment Networks on Swissair aircraft) and service income. During the year ended October 31, 1998, the Company completed installations on-board Swissair aircraft under the initial Swissair program in ten business classes and eighteen first classes whereas installations completed in fiscal 1997 were in nine business classes and one first class. Revenues from equipment sales rose 71% from $10,524,828 in fiscal 1997 to $18,038,619 in fiscal 1998 due to the increased installations in fiscal 1998. Service income of $1,104,342 for the year ended October 31, 1998 was principally generated from programming services provided to Swissair, the Company's share of gaming profits generated by the Swissair systems and revenue earned under the Swissair extended warranty Letter of Intent. Also included in service income for the year ended October 31, 1998 is revenue of $326,000 generated by the Company's dry cleaning operations acquired on July 24, 1998. Service income of $575,881 for the year ended October 31, 1997 was primarily derived from a Product Identification/Product Development Agreement with an airline and entertainment programming services provided to customers.

     Cost of equipment sales for the Transition Period ended June 30, 1999 was $1,517,323, a decrease of $13,722,245 (or 90%) compared to cost of equipment sales of $15,239,568 (unaudited) for the corresponding period ended June 30, 1998. Cost of equipment sales includes materials, installation and maintenance costs, as well as estimated warranty costs and costs of upgrades. For the eight months ended June 30, 1998 cost of sales resulted from the installation of equipment on ten Swissair aircraft whereas the decreased cost of sales in the Transition Period ended June 30, 1999 resulted from material costs for only four Swissair aircraft. Cost of service income for the Transition Period ended June 30, 1999 was $445,585, an increase of $432,052 compared to cost of service income of $13,533 (unaudited) for the eight months ended June 30, 1998. Cost of service income for the Transition Period ended June 30, 1999 is primarily related to the Company's dry cleaning operation which was acquired on July 24, 1998.

     Cost of equipment sales and service income for the year ended October 31, 1998 was $15,762,119, a decrease of $9,116,341 (or 37%) over the comparable figure of $24,878,460 for the fiscal year ended October 31, 1997. The decrease in cost of equipment sales is primarily a result of the inclusion of provisions for inventory obsolescence, unusable inventory and rework adjustments of $11,496,748 in cost of equipment sales for fiscal 1997. The 1997 provision for inventory obsolescence was a result of the Company's purchasing inventory for installation in the economy sections of Swissair aircraft but actually completing only three economy installations. The unusable inventory and rework adjustments primarily resulted from the Company's redesign of the tray table used in the Entertainment Networks for the economy section of an aircraft. The decrease in cost of equipment sales for fiscal 1998 is also attributable to reductions in maintenance costs and estimated one-year warranty costs as the reliability of the Entertainment Networks has improved. Additionally, the Company recognized a reduction in installation costs from its subcontractor during fiscal 1998. Included in cost of service income for fiscal 1998 is $225,047 of production costs related to the Company's dry cleaning operations.

     Provisions for doubtful accounts for the Transition Period ended June 30, 1999 were $30,092 compared to zero (unaudited) for the corresponding period ended June 30, 1998. Fiscal

1999 provisions resulted primarily from entertainment programming services provided to Swissair.

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

     There were no research and development expenses for the Transition Period ended June 30, 1999, compared to $1,092,316 (unaudited) for the corresponding period ended June 30, 1998. The decrease in expenses reflects the Company's decision not to develop the next generation of the Entertainment Network and the resulting reduction in staff and professional fees.

     Research and development expenses for the year ended October 31, 1998 were $1,092,316, a decrease of $6,729,324 (or 86%) over expenses of $7,821,640 for the year ended October 31, 1997. The decrease in expenses reflects the Company's decision not to develop the next generation of the Entertainment Network and the resulting reduction in staff and professional fees. The Swissair agreement requires the Company to provide specific upgrades to the Entertainment Network. The Company has ceased development of these upgrades as a result of Swissair's breach of its agreement and does not plan to develop any further upgrades to the Entertainment Network.

     General and administrative expenses for the Transition Period ended June 30, 1999 were $6,688,813, an increase of $2,665,053 (or 66%) over expenses of
$4,023,760 (unaudited) for the corresponding period ended June 30, 1998. Significant components of general and administrative expenses include costs of consulting agreements, legal and professional fees and corporate insurance costs. Significant components attributable to the increase in general and administrative expenses from 1998 to 1999 include legal and consulting fees related to the Donativos and Inter Lotto investments, legal fees related to the investment in TNCi and a 1999 accrual of approximately $1.6 million to write-off certain consulting agreements determined, in the current period, to have no future value.

     General and administrative expenses for the year ended October 31, 1998 were $11,387,872, a decrease of $1,186,351 (or 9%) over expenses of $12,574,223 for the year ended October 31, 1997. The decrease in expenses reflects the Company's reduction in staff in administrative areas, including production, marketing and program management departments. As of May 29, 1998, the Company terminated almost all sales and marketing efforts related to IED. The decrease in expenses during fiscal 1998 was partly offset by the payment of $3,053,642 in severance to three former executives of the Company.

     For the Transition Period ended June 30, 1999 the Company recorded warranty, maintenance, commission and support cost accrual adjustments of $5,117,704, $504,409,

$303,321 and $1,225,959 respectively. Such adjustments to prior period estimates, which totaled $7,151,393 resulted from an evaluation of specific contractual obligations and discussions between the new management of the Company and other parties related to such contracts. Based on the results of the Company's findings during fiscal 1999, such accruals were no longer considered necessary. If these accruals had not been adjusted, the Company's loss for the Transition Period would have been approximately $9.6 million.

     Special charges for the Transition Period ended June 30, 1999 were $2,485,660 compared to zero (unaudited) for the corresponding period of the previous fiscal year. Special charges resulted from a $521,590 write-off of accounts receivable and deposits due from Swissair, offset by deferred revenue under the Swissair extended warranty contract. Swissair's actions, as described above, have rendered the Company's accounts receivable and deposits from Swissair worthless as of June 30, 1999 and, accordingly, the Company wrote-off such assets. Also included in special charges are expenses of $1,843,750 and $120,320 for the settlement of litigation matters with First Lawrence Capital Corp. and FortuNet, Inc., respectively

     Special charges for the year ended October 31, 1998 were $400,024 compared to $19,649,765 for the year ended October 31, 1997. Special charges in fiscal 1998 primarily resulted from equipment write-offs of $1,006,532. The write-offs were for excess computers, furniture and other equipment that the Company is not utilizing in its operations and is in the process of disposing. The equipment write-offs were partly offset by a recovery of special charges expensed in fiscal 1997. During fiscal 1998, a recovery of $190,000 was recognized as a special charge credit as a result of a reduction in the number of Entertainment Networks requiring maintenance. The Company also recognized a recovery of $416,508 related to Swissair's decision to not develop the system for the front row in the economy sections of its aircraft. Special charges in fiscal 1997 primarily resulted from the installment of the Entertainment Networks on three Swissair aircraft and installations required by the Debonair agreement. The Company was responsible for the costs of installing the system on three Swissair aircraft, including materials, installation, upgrades, a one-year warranty and maintenance through September of 1998. The costs for these three systems of $14,292,404 were recorded as a special charge during fiscal 1997. Due to the termination of the Debonair agreement, the costs of the installed system ($956,447) and all inventory on-hand under the Debonair agreement ($2,881,962) were written off as a special charge in fiscal 1997. Additionally, the Company recorded a special charge of $1,518,952 for the write-off of a system integration lab utilized in software development and testing. The lab equipment will not be utilized in the Company's future operations.

     Expenses associated with investments of $550,000 for the fiscal year ended June 30, 1999 represent $150,000 and $250,000 write-offs of investments deemed to have no value and a $150,000 standstill fee related to the Inter Lotto acquisition.

     Interest expense was $74,684 for the Transition Period ended June 30, 1999 compared to $8,873 (unaudited) for the period ended June 30, 1998. The 1999 Transition Period expense is attributable principally to long-term debt obligations, whereas the expense for the eight months ended June 30, 1998 is attributable to the Company's capital leases for furniture that expire in September 1999.

     Interest expense was $11,954 for the year ended October 31, 1998 compared to $13,423 for the year ended October 31, 1997. The expense is attributable to the Company's capital leases for furniture that expired in September of 1999.

     Interest income for the Transition Period ended June 30, 1999 was $1,060,229, a decrease of $429,796 (or 29%) compared to income of $1,490,025
(unaudited) for the corresponding period ending June 30, 1998. The interest arose principally out of short-term investments of working capital. The decrease in income is due to the lower average cash balance during 1999 compared to 1998.

     Interest income for the year ended October 31, 1998 was $2,251,055, an increase of $80,380 (or 4%) over income of $2,170,675 for the year ended October 31, 1997. The interest arose principally out of short-term investments of working capital. The increase in income is due to the higher average cash balance during 1998 compared to 1997.

     Other income for the Transition Period ended June 30, 1999 was $61,252 compared to $10,679 (unaudited) for the corresponding period ended June 30, 1998. Other income in fiscal 1999 represents sublet income for the sublease of office space and proceeds from the sale of office furniture and equipment to employees. Other income in fiscal 1998 represents proceeds from the sale of equipment and scrapped inventory.

     Other income of $10,179 for the year ended October 31, 1998 represents proceeds from the sale of scrapped inventory. Other expense of $203,649 for the year ended October 31, 1997 represents the loss on disposals of property and equipment.

     For the Transition Period ended June 30, 1999 the Company recorded a gain of $133,396 on the sale of its dry cleaning operation. The dry cleaning operation was sold in May 1999.

     For the Transition Period ended June 30, 1999 the Company recorded its proportionate share of its equity interest in losses of Inter Lotto in the amount of $195,704.

     Liquidity and Capital Resources

     At June 30, 1999, the Company had cash, cash equivalents, and short-term investments of approximately $19.8 million. Prior to the last fiscal year, the Company's primary source of funding had historically been through equity offerings. Subsequent to June 30, 1999, the Company obtained orders consisting of a $5.3 million purchase order for the manufacture, delivery and installation of 193 Cheetah(TM) multimedia servers to certain Georgia schools, and a service order under the Carnival Agreement for installation of a second CruiseView system. As of October 25, 1999, all 193 servers had been delivered and the Company has received payment. The Company received an installment payment from Carnival in August 1999. Excluding the benefit of the Georgia program, cash, cash equivalents, and short-term investments will continue to decrease as the Company continues to invest in inventory for the

Carnival service order, invest in business development and cover overhead expenses, contribute capital into affiliate companies and complete new transactions which may not generate cash flow in the next twelve months.

     During the Transition Period ended June 30, 1999, the Company used $5.2 million of cash for operating activities, an increase of $2.0 million from the $3.2 million of cash used by operating activities for the fiscal year ended October 31, 1998. Cash utilized in operations during the Transition Period resulted primarily from general and administrative expenses and a reduction in accounts payable. The cash used in operations during the year ended October 31, 1998 is primarily a result of increases in accounts receivable and increases in inventories and an increase in accrued product warranties, offset by decreases in accounts payable and deferred revenue.

     During the Transition Period ended June 30, 1999, restricted cash increased by $373,000 as a result of payments of $540,000 made under consulting and severance agreements with three former executives of the Company, offset by an increase of $913,000 representing cash collateral posted by the Company to secure its contingent obligation under a letter of credit.

     Cash flows used in investing activities were $7.7 million during the Transition Period ended June 30, 1999. Investments in affiliates of $7.6 million accounted for the majority of the use of cash. Investments primarily include US Wireless, Inter Lotto and Donativos. Increases in restricted cash and purchases of investment securities in excess of sales and maturities of investment securities, offset by proceeds from the sale of Johnny Valet, Inc., accounted for the balance of the change.

     Cash provided from financing activities during the Transition Period ended June 30, 1999 of $588,000 resulted primarily from Global's issuance of its Series A 8% Convertible Preferred Stock ("Series A Preferred") offset by payments on notes and purchases of treasury stock.

     The holder of Series A Preferred is entitled to receive, when, as and if declared by the Board of Directors, an annual cumulative dividend of $80 per share payable quarterly in cash or common stock. Cumulative undeclared and unpaid dividends at June 30, 1999 total $33,333. At the option of the holder, beginning November 6, 1999, each share of Series A Preferred is convertible into common stock at a price equal to $3.00 per share or into Series B Preferred Stock at the rate of 1.19 shares of Series B Preferred Stock for each share of Series A Preferred Stock. Global's Series B Preferred Stock is entitled to one vote for each share of common stock into which it may convert. There are no shares of Series B Preferred Stock outstanding.

     Global may redeem the Series A Preferred at prices ranging from 115% to 125% of stated value, plus accrued and unpaid dividends at any time between November 6, 1999 and May 4, 2000. If the Series A Preferred is not redeemed or converted into shares of Global's Series A Common Stock by May 5, 2000, then the Series A Preferred automatically converts into shares of Global's Series B 8% Convertible Preferred Stock at the rate of 1.25 shares of Series B Preferred Stock for each share of Series A Preferred Stock.

     Shares of Series B 8% Convertible Preferred Stock are, in turn, convertible into Class A Common Stock of Global at a price per share equal to the lower of
(a) 82% of Market Price (as
defined in the Certificate of Rights, Preferences, and Designations of the Series B Preferred Stock) or (b) $3.00 per common share. Because the terms of any such conversion into Series B 8% Convertible Preferred Stock are unfavorable to Global, it is likely that Global will redeem the Series A 8% Convertible Preferred Stock. On November 6, 1999, the redemption price will be approximately 115% of stated value per share ($3,450,000) plus accrued and unpaid dividends, which will be approximately $120,000 at that time.

     Global may be required to commit additional funds to its affiliate companies, TNCi, Donativos and Inter Lotto, which would come from existing working capital of the Company. Such additional funds, if required, could have a material adverse effect on the Company's ability to acquire new operating companies or make new investments. In particular, because of the cash flow deficit being experienced by Donativos (see Item 1 "Description of Business - Donativos"), the Company will probably be forced to service the obligations associated with its purchase of 332 slot machines without receiving corresponding timely equipment rental payments from Donativos. As of October 15, 1999, the balance due for the slot machines is approximately $856,000.

     The Company had no purchase commitments as of June 30, 1999. In September 1999, the Company entered into an agreement to purchase $12.3 million of lottery systems in connection with its investment in Inter Lotto. The Company paid $2.8 million towards the purchase price and expects to finance the balance of this commitment with debt financing to be obtained from a financial institution. No assurances can be made that such financing will be available to the Company. If the Company is unable to obtain such financing, such inability would have a material adverse effect on the Company's liquidity. The Company also entered into a facilities management agreement for servicing of the lottery systems. Under this agreement, IFT Management is required to make weekly payments to ILTS of $72,000 plus additional amounts based on the number of installed terminals in excess of 3,500 and plus a percentage of the average daily sales.

     On August 13, 1999, the Company and two of its officers entered into a Release and Settlement Agreement ("Agreement") with First Lawrence Capital Corp. ("First Lawrence") whereby the Company issued 250,000 shares of its Class A common stock and agreed that its wholly-owned subsidiary, IFT Holdings, will pay First Lawrence 24 consecutive monthly payments of $41,667 each beginning February 1, 2000. In exchange, First Lawrence will be available to perform management consulting services to IFT Holdings. Funding for the consulting services is expected to be derived from operating cash flow of Inter Lotto. Should Inter Lotto not generate sufficient cash flow to IFT Holdings, then the consulting payment may not be made.

     On August 24, 1999, the Board of Directors of Global approved a $5 million secured revolving credit facility in favor of TNCi ("the Facility"). The Facility provides that TNCi may borrow up to $5 million for working capital and general corporate purposes at an annual interest rate equal to the prime rate plus 3%. The Facility matures in September 2001. TNCi paid an origination fee of $50,000 to the Company and will pay an unused line fee of 0.5% per annum.

The Facility is secured by all of the assets of TNCi and is convertible, at the Company's option, into shares of the Series C preferred Stock or TNCi Common Stock.

     A note payable of TNCi due September 5, 1999 was in default at June 30, 1999. Subsequent to year-end, the note was converted into 200,000 shares of TNCi's common stock.

     The terms of the Carnival Agreement provide that Carnival may return the CruiseView system within the Acceptance Period, as defined in the Carnival Agreement. For the Fantasy Class ship on which CruiseView was installed in December 1998, the Acceptance Period is 12 months. As of June 30, 1999, the Company recorded deferred revenue of $365,851, reflecting amounts paid by Carnival. As of June 30, 1999, the Company has not recognized any revenue in association with the Carnival Agreement.

     The Company is required to provide a performance bond or standby letter of credit in favor of Carnival ensuring Carnival's ability to be repaid amounts previously paid to the Company in the event Carnival determines not to accept the system as permitted under the Carnival Agreement. The Company has not provided a bond or letter of credit. If Carnival requires the Company to do so, the Company may be required to provide cash collateral to a financial institution to secure such a financial instrument.

     Moreover, if Carnival does not accept the system the Company will be obliged to return the purchase price, which would have a material effect on liquidity.

     Cautionary Factors That May Affect Future Results

     In addition to the risks articulated elsewhere in this report with respect to Donativos, Inter Lotto, and US Wireless, the following risks are associated with TNCi.

     Risks Inherent In Development Of New Products And Markets. TNCi's strategy includes developing new applications for its interactive entertainment and information technologies and entering new markets, such as the train industry. This strategy presents risks inherent in assessing the value of development opportunities, in committing capital in unproven markets and in integrating and managing new technologies and applications. Within these new markets, TNCi will encounter competition from a variety of sources. It is also possible that TNCi will experience unexpected delays or setbacks in developing new applications of its technology. There can be no assurance that TNCi's new products and applications will generate additional revenue for TNCi or that TNCi will successfully penetrate these additional markets.

     Risk Of Technological Obsolescence. The ability of TNCi to maintain a standard of technological competitiveness is a significant factor in TNCi's strategy to maintain and expand its customer base, enter new markets and generate revenue. While TNCi believes that its systems are currently technologically competitive, TNCi's continued success will depend in part upon its ability to identify promising emerging technologies and to develop, refine and introduce high quality services in a timely manner and on competitive terms. There can be no assurance that future technological advances by direct competitors or other providers will not result in improved systems that could adversely affect TNCi's business, financial condition and results of operations. Additionally, TNCi may fail to identify emerging technologies.

     Management Of Growth. TNCi's growth strategy will require its management to conduct operations and respond to changes in technology and the market, while substantially expanding operations and personnel. If TNCi's management is unable to manage growth effectively, its business, financial condition and results of operations will be materially adversely affected.

     Risk Of System Failure Or Inadequacy. The failure of one of TNCi's systems at any particular time could occur as a result of component malfunction, operator error or some other reason. Although system interruptions historically have been inconsequential, any system failure could harm TNCi's reputation, cause a loss or delay in market acceptance of TNCi's systems, and have a material adverse effect on TNCi's business, financial condition and results of operations. To reduce the risk of system failure, TNCi performs extensive testing of its systems and engages in ongoing quality assurance efforts involving the use of redundant systems and sophisticated diagnostic tools to aid in system maintenance and trouble-shooting. Despite these measures, there can be no assurance that system failures or interruptions will not occur.

     Dependence On Key Personnel. TNCi's success is dependent on a number of key management, research and operational personnel for the management of operations, development of new products and timely installation of its systems. The loss of one or more of these individuals could have an adverse effect on TNCi's business and results of operations. TNCi depends on its continued ability to attract and retain highly skilled and qualified personnel. There can be no assurance that TNCi will be successful in attracting and retaining such personnel.

     Dependence On Transportation Industry And Continued Operation Of Transportation Industry Customers. A substantial portion of TNCi's revenue is expected to be generated in the near term from its transportation industry operations, thereby making TNCi's business dependent upon the transportation industry in general and the continued operations of TNCi's transportation industry customers. A significant reduction in the operations of any of these customers could, depending on the extent of the reduction, have a material adverse effect on TNCi. Additionally, the transportation industry is dependent on customers having disposable income. Therefore, a general economic downturn or a recession could negatively impact the transportation industry before affecting other segments of the economy, even though transportation providers typically offer promotional pricing and incentives during recessionary periods to ensure a steady occupancy rate.

     Concentration of Customer Base. TNCi has only two principal customers - Carnival in the transportation industry and MRESA in the educational industry. If TNCi is unable to maintain good relations with these customers or expand its customer base, or if either customer determines not to continue purchasing servers at all, there is a risk that results of operations will be materially adversely affected.

     Competition. The market for entertainment networks is rapidly evolving and highly competitive. Many of TNCi's current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than TNCi and therefore may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Although TNCi's business strategy targets certain markets which it believes offer a competitive advantage, there can be no assurance that TNCi will be able to compete effectively with current or future competitors or that the competitive pressures faced by TNCi will not have a material adverse effect on TNCi's business, financial condition and results of operations.

     Government Regulation And Legal Uncertainties. TNCi is subject, both directly or indirectly, to various laws and governmental regulations relating to its business. TNCi believes that it is currently in compliance with such laws and that they do not have a material impact on its operations. However, as a result of rapid technology growth and other related factors, laws and regulations may be adopted which significantly impact TNCi's business.

     Long Sales Cycles; Lack Of Existing Backlog. The sales cycle for TNCi's systems is relatively long because it involves the evaluation of TNCi's technology for each project, a test installation of each customized system, and negotiation of related agreements from other providers such as movie and Internet access providers and computer gaming operators. All of these items requires a large investment on the part of TNCi and occurs before a contract is signed with an end-user. The long sales cycles for TNCi's products, combined with the fact that TNCi had no backlog orders as of June 30, 1999, could place a significant strain on TNCi's financial and other resources. The failure by TNCi to build a backlog of orders in the future would have a material adverse effect on TNCi's financial condition.

     Unproven Business Strategy. In connection with the acquisition of IED, TNCi has retained a new management team. TNCi's new management has shifted TNCi's business strategy to position itself as a provider of comprehensive systems solutions and as an integrated browser-based software developer and content programming, procurement, integration and management service provider. Moreover, TNCi has recently begun focusing its sales efforts on the business jet, train and cruise transportation industries and on the training and academic solution provider industry. Since this new strategy has been implemented recently, TNCi has a minimal operating history to reflect the results of this strategy. Therefore, there can be no assurance that TNCi will succeed in implementing its strategy or that it will obtain financial returns sufficient to justify its investment in the markets in which it plans to participate.

     Insurance And Potential Excess Liability. The Company maintains liability insurance to protect against claims arising for it. These policies have limits of up to $10 million in the aggregate and insures against both property damage and personal injury. The policies are written on an "occurrence" basis, which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. Higher policy limits are sometimes purchased for individual projects when contractually required. If the Company incurs liability in excess of the Company's policy coverage, the Company's financial condition could be adversely affected.

     Economic And General Risks Of Business. The Company's success will depend upon factors that are beyond its control and that cannot clearly be predicted at this time. Such factors include general economic conditions, both nationally and internationally, changes in tax laws, fluctuating operating expenses, changes in governmental regulations, changes in technology, and trade laws.

     Inflation and Seasonality

     The Company does not believe it is significantly affected by inflation. Company operations are not seasonal in nature, except to extent fluctuations in quarterly operating results occur due to the specifically cyclical nature of government funding to be obtained in connection with education programs.

     Risks Associated With Year 2000

     The commonly referred to Year 2000 ("Y2K") problem results from the fact that many existing computer programs and systems use only two digits to identify the year in the date field. These programs were designed and developed without considering the impact of a change in the century designation. If not corrected, computer applications that use a two-digit format could fail or create erroneous results in any computer calculation or other processing involving the Year 2000 or a later date. The Company has identified two main areas of Y2K risk:

          1. Internal computer systems or embedded chips could be disrupted or fail, causing an interruption or decrease in productivity in the Company's operations, and

          2. Computer systems or embedded chips of third parties including (without limitation) financial institutions, suppliers, vendors, landlords, customers and service providers and others ("material third parties") could be disrupted or fail, causing an interruption or decrease in the Company's ability to continue operations.

     The Company has developed, or is in the process of developing, plans for implementation and testing of any necessary modifications to its key computer systems and equipment with embedded chips to ensure that it is Y2K compliant. The Company believes that its internal systems are Y2K compliant. The Company believes that the Y2K issue will not pose significant operational problems for it. However, if the modifications and conversions made are not sufficient, Y2K could have a material impact on its operations. The Company has performed an assessment of its TRIUMPH products for Y2K issues. The TRIUMPH products use a four-digit identifier and, therefore, the Company believes the TRIUMPH products are Y2K compliant.

     The Company's cost of addressing Y2K has been insignificant to date. The financial impact of making any additional systems changes, or other remediation efforts, if any, cannot be known precisely at this time, but it is not expected to be material to the Company's financial position, results of operations, or cash flows.

     In addition, the Company has identified and is communicating with material third parties to determine their Y2K status and any possible affect on the Company as a result of dealing with them. The Company will continue to track and evaluate its long-term relationships with material third parties based on the responses it receives and on information learned from other sources. If any of the Company's material third parties are not Y2K ready and such non-compliance causes a material disruption to any of their respective businesses, the Company's business could be materially adversely affected. Disruptions could include, among other things: the failure of a material third party's business; a financial institution's inability to take and transfer funds; an interruption in delivery of supplies from vendors; a loss of voice and data connections; a loss of power to the Company's facilities; and other interruptions in the normal course of the Company's operations, the nature and extent of which the Company cannot foresee. The Company will continue to evaluate the nature of these risks, but at this time the Company is unable to determine the probability that any such risk will occur, or if it does occur, what the nature, length or other effects, if any, that it may have on the Company. If a significant number of material third parties experience failures in their computer systems or operations due to Y2K non-compliance, it could affect the Company's ability to process transactions or otherwise engage in similar normal business activities. For example, while the Company expects its internal systems to be Y2K ready, the Company and its customers will be dependent upon the Y2K readiness of many providers of communications services and in turn, those providers' vendors and suppliers. If, for example, such providers and others are not Y2K ready, the Company and its customers may not be able to send and receive data and electronic transmissions, which would have a material adverse effect on the business and revenues of the Company and its customers. While many of these risks are outside the Company's control, the Company has instituted a process to identify material third parties and to address any non-compliance issues.

     Although the Company believes that it is adequately addressing the Y2K issue, there can be no assurance that its Y2K analysis will be completed on a timely basis, or that the cost and liabilities associated with the Y2K issue will not materially adversely impact its business, prospects, revenues or financial position. The Company is uncertain as to its most reasonably likely worst case Y2K scenario, and it has not yet developed a contingency plan to handle a worst case scenario.

     Forward-Looking Information

     This Report contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the control of the Company, include, without limitation, the following: resolution of the Swissair-related litigation; maintenance of the Donativos permit for operation of the Center; obtaining a secondary prize permit by Donativos for use at the Center; obtaining financing for the Inter Lotto gaming equipment; remedying or improving dramatically the cash shortfall in Donativos' operations; the inability to cover the obligations to ILTS from the operations of a start-up venture in an untried game in the UK market; the Company's success in obtaining new contracts; the volume and type of work orders that are received under such contracts; the accuracy of the cost estimates for the projects; the Company's ability to complete its projects on time and within budget; levels of, and ability to collect accounts receivable; availability of trained personnel and utilization of the Company's capacity to complete work; competition and competitive pressures on pricing; and economic conditions in the United States and in other regions served by the Company.

     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of forecasted transactions. As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 until June 15, 2000. The Company is currently evaluating the impact of SFAS No. 133.

     On November 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains and losses on investment securities net of taxes and is presented in the consolidated statements of stockholders' equity and comprehensive income; it does not affect the Company's financial position or results of operations.

     On November 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about products and services, geographical areas, and major customers. The adoption of SFAS No. 131 does not affect results of operations or financial position but does affect the disclosure of segment information.

     On November 1, 1998, the Company adopted Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities" issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. The SOP requires start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 did not have a material impact on the Company's results of operations.

ITEM 7 - FINANCIAL STATEMENTS

     The audited consolidated financial statements of the Company for the Transition Period ended June 30, 1999 are located beginning at page F-1 of this Transition Report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no items or circumstances to be disclosed under this Item 8.

                                    PART III

ITEM 9 - Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act.

     The following sets forth biographical information about each of Global's directors and executive officers as of June 30, 1999:

Name                   Age     Position/Office
----                   ---     ---------------
Irwin L. Gross         55      Chief Executive Officer and Chairman of the Board
James W. Fox           49      President, Chief Operating Officer and Director
Morris C. Aaron        35      Vice President and Chief Financial Officer
David N. Shevrin       37      Vice President and Secretary
M. Moshe Porat         52      Director
Charles T. Condy       59      Director
Stephen Schachman      55      Director


     Irwin L. Gross has been the Chairman of the Board of Directors and Chief Executive Officer of Global since September 1998 and Chairman of the Board of Directors and Chief Executive Officer of TNCi since May 18, 1999. He is a founder of Rare Medium, Inc., a publicly held company listed on the NASDAQ National Market, and was Chairman and a Director of Rare Medium, Inc. from 1984 to 1998. In addition, Mr. Gross served as the Chief Executive Officer of Engelhard/ICC, a joint venture between Rare Medium and Engelhard. In December of 1998, Mr. Gross became a director of ORBIT/FR, a publicly held company specializing in the design and manufacture of sophisticated automated microwave test measurement systems for the wireless communication, satellite and aerospace industries. Mr. Gross has served as a consultant to, investor in and director of, numerous publicly held and private companies. Mr. Gross also serves on the board of directors of several charitable organizations. Mr. Gross has a Bachelor of Science degree in Accounting from Temple University and a Juris Doctor degree from Villanova University

     James W. Fox is the President and Chief Operating Officer of Global. He was formerly the Managing Partner of First Lawrence, and was responsible for the firm's management and the growth of its mergers and acquisitions advisory and principal investment activities. From 1989 to 1996, Mr. Fox was a director with national practice development and management responsibility with Coopers & Lybrand in New York, with primary responsibility for mergers and acquisitions activities. He has held senior mergers and acquisitions positions with General Foods Corp., Arthur Young and W.R. Grace Co. Mr. Fox has a Bachelor of Arts degree in Mathematics and History from Amherst College and an M.B.A. in Finance from the University of Pennsylvania's Wharton School.

     Morris C. Aaron, is the Chief Financial Officer of Global. Since May 18, 1999, Mr. Aaron has also served as an executive officer and a Director of TNCi. Prior to his involvement in Global, from January 1996 to September 1998, Mr. Aaron was the Chief Financial Officer and Treasurer of Employee Solutions, Inc., a publicly-held company listed on the NASDAQ National Market. From 1986 to 1996, Mr. Aaron was with the firm of Arthur Andersen, LLC in the corporate finance and corporate restructuring group. Mr. Aaron holds a Bachelors Degree in Accounting from Pennsylvania State University, an M.B.A. from Columbia University and is a Certified Public Accountant in the State of New York.

     David N. Shevrin, has served as Vice President and Secretary of the Company since September 1998, with primary responsibility for business development and analysis. Prior thereto, from July 1998, Mr. Shevrin was Vice President of Ocean Castle Investments, LLC, another affiliate of Irwin L. Gross. His responsibilities there were also in the areas of business development and analysis. From November 1994 to July 1998, Mr. Shevrin was Assistant to the Chairman and Chief Executive Officer of Rare Medium, Inc. Before then, Mr. Shevrin served as a Product Manager with Kraft General Foods.

     M. Moshe Porat has been a Director of Global since September 1998 and a Director of TNCi since May 18, 1999. Since September 1996, Dr. Porat has served as the Dean of the School of Business and Management at Temple University. He is the Chairholder of the Joseph E. Boettner Professorship in Risk Management and Insurance. From 1988 to 1996 he was Chairman of the Risk Management, Insurance and Actuarial Science Department at Temple University. He received his undergraduate degree in economics and statistics (with distinction) from Tel Aviv University. His M.B.A. (Magna Cum Laude) is from the Recanati Graduate School of Management at Tel Aviv University. He completed his doctoral work at Temple University. Prior to his academic work, Dr. Porat served as deputy general manager of a large international insurance brokerage firm and insurance company as an economic and financial consultant. Dr. Porat has authored several monographs on captive insurance companies and their use in risk management, has published numerous articles on captive insurance companies, self insurance and other financial and risk topics, has served as an expert witness and has won several awards. Dr. Porat holds the CPCU professional designation and is a member of ARIA (American 25 Risk and Insurance Association), IIS (International Insurance Society), RIMS (Risk and Insurance Management Society) and Society of CPCU.

     Charles T. Condy has been a Director of Global since September 1998 and has been a director of Rare Medium, Inc. since June 1996. Mr. Condy is the founder, chairman and chief executive officer of Next Century Restaurants, Inc., a private company which is the owner of Aqua, and

Charles of Nob Hill, both of which are in San Francisco, and Aqua of Las Vegas. He is founder and has been chairman and chief executive officer of Proven Alternatives, Inc., a privately held international energy management company, since 1991. Mr. Condy was chairman and chief executive officer of California Energy Company, Inc., a geothermal energy company which he founded in 1971, and which become the largest geothermal energy company in the world. Prior to founding California Energy Company, Mr. Condy was executive vice president--Western region of John Nuveen and Company, members of the New York Stock Exchange. In the public policy area, Mr. Condy helped found and has served as a board member of the Business Council for a Sustainable Energy Future and the Coalition for Energy Efficiency and Renewable Technologies. Mr. Condy currently advises the U.S. Department of Energy, the U.S. Agency for International Development, and the U.S. Asian Environmental Partnership on energy efficiency technology transfer and related funding to developing economies.

     Stephen Schachman has been a Director of Global since September 1998. Mr. Schachman became a Director of TNCi on May 18, 1999 and currently is a consultant to TNCi. Since 1995, Mr. Schachman has been the owner of his own consulting firm, Public Affairs Management, which is located in the suburban Philadelphia area. From 1992 to 1995, Mr. Schachman was an executive officer and consultant to Penn Fuel Gas Company, a supplier of natural gas products. Prior thereto, he was an attorney with the Philadelphia law firm Dilworth, Paxson, Kalish & Kaufman. Mr. Schachman was also an Executive Vice President of Bell Atlantic Mobile System and prior thereto, President of the Philadelphia Gas Works, the largest municipally owned gas company in the United States. Mr. Schachman has a Bachelor of Arts degree from the University of Pennsylvania and Juris Doctor degree from the Georgetown University Law School.

     Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment.

     Compliance With Section 16(a) Of The Securities Exchange Act Of 1934

     The SEC has comprehensive rules relating to the reporting of securities transactions by directors, officers and stockholders who beneficially own more than 10% of Global's Class A Common Stock (collectively, the "Reporting Persons"). These rules are complex and difficult to interpret. Based solely on a review of Section 16 reports received by Global from Reporting Persons, Global believes that no Reporting Person has failed to file a Section 16 report on a timely basis during the most recent fiscal year.

ITEM 10 - EXECUTIVE COMPENSATION.

     The summary compensation table below sets forth the aggregate compensation paid or accrued by Global for the Transition Period ended June 30, 1999 and Global's last two fiscal years ended October 31, 1998 and October 31, 1997 to
(i) the Chief Executive Officer (the "CEO"), (ii) Global's most highly paid executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year and whose total annual salary and bonus exceeded $100,000, and (iii) one other employee for whom such information would have been disclosed pursuant to the preceding clause, but for the fact that such employee was not an executive officer at the end of the last completed fiscal year (collectively, the "Named Executives").

                                                                                           Long Term
                                                                                         Compensation
                                                           Annual Compensation          Sec. Underlying
                                                       ----------------------------       Stock Option
    Name And Principal Position            Year        Salary ($)         Bonus ($)        Awards (#)
    ---------------------------            ----        ---------          ---------    ----------------
Irwin L. Gross,                            1999              --               --                --
Chief Executive Officer                    1998              --               --                --
                                           1997              --               --                --

James W. Fox, President (1)                1999         104,718               --            70,000
                                           1998              --               --            30,000
                                           1997              --               --                --

Morris C. Aaron,                           1999         130,289               --            50,000
Chief Financial Officer (2)                1998          18,590               --                --
                                           1997              --               --                --

David Shevrin, Secretary (3)               1999          71,924               --            50,000
                                           1998           8,462               --                --
                                           1997              --               --                --

Frank Gomer, President,                    1999         101,042           43,797                --
Interactive Entertainment Division (4)     1998         153,686           54,445             7,667
                                           1997          90,658           20,000             9,000

------------

(1) Mr. Fox started employment with Global on January 1, 1999.

(2) Mr. Aaron started employment with Global on September 25, 1998.

(3) Mr. Shevrin started employment with Global on September 15, 1998.

(4) Dr. Gomer started employment with Global on February 10, 1997. The amount for the annual bonus during the 1997 fiscal year represents a signing bonus.

     Option Grants In Fiscal Year

     The following table sets forth the stock option grants made during the Transition Period to the Named Executives:

                                 Number of         Percent of Total
                                Securities        Options Granted To
                            Underlying Options       Employees In        Exercise Price
       Name                     Granted (#)       Transition Period (1)    ($/Share)        Expiration Date
       ----                  ------------------   ---------------------  --------------     ---------------
Irwin L. Gross                      --                    --                   --                --
James W. Fox (2)                  70,000                33.2%                 2.50            01/01/2009
Morris C. Aaron (3)               50,000                23.7%                 1.69            12/12/2008
David Shevrin (4)                 50,000                23.7%                 1.69            12/12/2008
Frank Gomer (5)                    4,500                 2.2%                 2.63            02/19/2008

----------
(1) Based on a total of 210,698 options granted to employees during the 1999 fiscal year.

(2) 14,000 options are immediately exercisable, and 14,000 become exercisable on each of January 1, 2000, December 31, 2000, January 1, 2002 and December 31, 2002.

(3) 10,000 options are immediately exercisable, and 10,000 become exercisable on each of December 12, 1999, 2000, 2001 and 2002.

(4) 16,667 options become exercisable on each of December 12, 1999, 2000 and 2001.

(5) Represents 2,000 and 2,500 options repriced from $21.94 and $13.50, respectively, on April 10, 1999.

     Option Exercises In Last Fiscal Year And Fiscal Year-End Values

     The following table sets forth the stock options exercises made during the Transition Period by the Named Executives, as well as the value of their unexercised stock options as of the end of the Transition Period:


                                                           Number of Securities
                                                          Underlying Unexercised            Value of Unexercised
                        Shares                                 Options at                  In-The-Money Options at
                      Acquired on        Value               June 30, 1999                     June 30, 1999
  Name                Exercise (#)    Realized ($)     Exercisable/Unexercisable (1)      Exercisable/Unexercisable ($)
  ----                ------------    ------------     -----------------------------      -----------------------------
Irwin L. Gross            --             --                       --                                  --
James W. Fox              --             --                  14,000/86,000                       24,500/172,750
Morris C. Aaron           --             --                  10,000/40,000                       25,620/102,480
David Shevrin             --             --                    --/50,000                             --/128,100
Frank Gomer               --             --                  7,065/9,102                        11,481/18,541

----------
(1) Subject to reduction as described above under "Option Grants in Fiscal Year," all of these options had an exercise price less than the closing bid price per share of Global's Class A Common Stock on the Nasdaq National Market of $4.25 at June 30, 1999.


     Director Compensation

     Outside directors receive $1,000 for each meeting of the Board of Directors, and $500 for each committee meeting, attended in person or by telephone. In addition, all directors are reimbursed for expenses actually incurred in connection with each meeting of the Board of Directors or any Committee thereof attended. Each director has also received grants of options under the Company's 1997 Stock Option Plan.

     Global's 1994 Stock Option Plan (the "1994 Plan") provides for the automatic grant of non-qualified stock options to directors of Global who are not employees or principal stockholders of the Company ("Eligible Directors") to purchase shares of common stock ("Director Options"). On the date an Eligible Director becomes a director of Global, he or she is granted Director Options to purchase 10,000 shares of Global's Class A Common Stock (the "Initial Director Options"). On the day immediately following the date of the annual meeting of stockholders for Global for each fiscal year, each Eligible Director, other than directors who received Initial Director Options since Global's prior annual meeting, is granted Director Options to purchase 1,000 shares of Global's Class A Common Stock (each an "Automatic Grant"), as long as such director is a member of the Board of Directors on such day. The exercise price for each share subject to a Director Option shall be equal to the fair market value of the Class A

Common Stock on the date of grant, except for directors who receive incentive options and who own more than 10% of the voting power, in which case the exercise price shall be not less than 110% of the fair market value on the date of grant. Director Options are exercisable in four equal annual installments, commencing one year from the date of grant. Director Options will expire the earlier of 10 years after the date of grant or 90 days after the termination of the director's service on the Board of Directors. The 1994 Plan and Global's 1997 Stock Option Plan (the "1997 Plan") also allow grants to directors in addition to or in lieu of an Automatic Grant.

     During the Transition Period, Messrs. Gross, Fox, Porat, Condy and Schachman each received an Automatic Grant. No Initial Director Options were granted.

     Employment And Severance Agreements

     Dr. Frank Gomer serves as President and Chief Operating Officer of TNCi pursuant to the terms of an employment agreement that terminates on June 10, 2001. Dr. Gomer receives a minimum annual base salary of $215,000. Beginning June 11, 1999 and ending June 11, 2003, Dr. Gomer also receives 50,000 10-year options under the Company's Stock Option Plan, which vest in increments of 10,000 options per year pursuant to the terms and conditions of the employment agreement. The employment agreement also provides for a severance payment in the event that the Company terminates Dr. Gomer other than for "cause" as defined in the employment agreement. The severance payment would be equal to two times the remaining balance of his base salary for the remainder of the then current term. The employment agreement also provides a payment in the event the Company terminates Dr. Gomer due to a termination of the Company's business as defined in the employment agreement or upon termination without cause following a change in control. In either such event, Dr. Gomer would receive an amount equal to two times his remaining base salary for the then current term, but not less than his annual base salary for one year. The employment agreement also provides that the company may pay other incentive compensation as may be set by the Board of Directors from time to time, and for such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical and dental coverage and an automobile allowance of $500 per month.

     Morris C. Aaron serves as Executive Vice President and Chief Financial Officer of TNCi pursuant to the terms of an employment agreement that terminates on June 10, 2001. Mr. Aaron receives a minimum annual base salary of $215,000. Beginning June 11, 1999 and ending June 11, 2003, Mr. Aaron also receives 50,000 10-year options under the Company's Stock Option Plan, which vest in increments of 10,000 options per year pursuant to the terms of the employment agreement. The employment agreement provides for a severance payment in the event that the Company terminates Mr. Aaron other than for "cause" as defined in the employment agreement. The severance payment would be equal to two times the remaining balance of his base salary for the remainder of the then current term. The employment agreement also provides a payment in the event the Company terminates Mr. Aaron due to a termination of the Company's business as defined in the employment agreement. In the event of the termination of the Company's business, Mr. Aaron would receive an amount equal to two times his remaining base salary for the then current term, but not less than his annual base salary for one year. The employment agreement also provides that the company may pay other incentive compensation as may be set by the Board of Directors from time to time, and for such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical and dental coverage and an automobile allowance of $500 per month.

     James W. Fox serves as President and Chief Operating Officer pursuant to the terms of an employment agreement that terminates on December 31, 2000. Mr. Fox receives a minimum annual base salary of $225,000 and, subject to the achievement of assigned goals, bonuses of not less than 20% of his annual salary. Mr. Fox also received 70,000 10-year options under the Company's 1997 Stock Option Plan, which vest in increments of 14,000 options per year pursuant to the terms of the employment agreement. The employment agreement provides for a severance payment in the event that the Company terminates Mr. Fox other than for "cause" as defined in the employment agreement. The severance payment would be equal to two times the remaining balance of his base salary for the remainder of the then current term. The employment agreement also provides a payment in the event the Company terminates Mr. Fox due to a termination of the Company's business as defined in the employment agreement. In the event of the termination of the Company's business, Mr. Fox would receive an amount equal to two times his remaining base salary for the then current term, but not less than his annual base salary for one year. The employment agreement also provides that the company may pay other incentive compensation as may be set by the Board of Directors from time to time, and for such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical and dental coverage and an automobile allowance of $450 per month.

     Stock Option Repricings

     On February 10, 1998, Global's former Board of Directors adopted a plan to reduce the exercise price on the stock options under the 1994 Plan and the 1997 Plan. The exercise price on one-half of each outstanding option was reduced to $2.625 per share (the closing price for Global's stock on February 10, 1998) on October 10, 1998, and on the other half of each outstanding option on April 10, 1999, provided the option holder was still employed by Global on such dates. The plan amendment was approved by the Board of Directors to retain key employees, retain appropriate levels of incentive and maintain competitive compensation levels.

     As a result of this action, 4,000 options and 5,000 options held by Dr. Gomer with exercise prices of $21.939 and $13.50, respectively, were repriced to $2.625.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of October 15, 1999 regarding the ownership of Global's Class A Common Stock and Series A Preferred Stock and of TNCi's common stock by (i) each person known by Global to own beneficially more than five percent of any class of Global's voting securities,
(ii) each director of Global, (iii) each executive officer of Global and (iv) all executive officers and directors of Global as a group.


                                                                           Series A
                                               Class A                   Convertible                   TNCi
                                             Common Stock              Preferred Stock              Common Stock
                                      --------------------------     ---------------------     ----------------------
Name and Address of                   Number of       Percent of      Number      Percent       Number       Percent
Beneficial Owner (1)                   Shares         Class (2)      of Shares    of Class     of Shares     of Class
--------------------                  -----------     ----------     ---------    --------     ---------     --------
Irwin L. Gross

Ocean Castle Partners, LLC            522,874 (3)         8.3%            --          --        66,667           1%

Charles T. Condy                       13,750 (4)           *             --          --            --          --

Stephen M. Schachman                   10,000 (5)           *             --          --            --          --

M. Moshe Porat                        652,610 (6)        10.7%            --          --            --          --

David N. Shevrin                       16,667 (7)           *             --          --            --          --

Morris C. Aaron                        24,100 (8)           *             --          --        10,000(13)      --

James W. Fox                           24,000 (9)           *             --          --            --          --

The Shaar Fund, Ltd.                   87,500 (10)        1.4%         3,000         100%           --          --

Ruki Renov                            431,014 (11)        7.0%            --          --            --          --

Esther Stahler                        381,781 (12)        6.2%            --          --

All executive officers and
  direcors of the Company
  as a group (7 persons)            1,264,001            19.6%            --          ---       76,667          1%

-------------------
*    Less than 1%.

 (1) Unless otherwise noted, all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Except as otherwise indicated below, the address of each beneficial owner is c/o Global Technologies, Ltd., 1811 Chestnut Street, Philadelphia, Pennsylvania 19103.

 (2) Based on 6,114,217 shares of Class A Common Stock outstanding, except that shares underlying options and warrants to purchase Class A Common Stock exercisable within sixty (60) days are deemed to be outstanding for purposes of calculating the percentage owned by the holder(s) of such options and warrants.

 (3) Includes 99,542 shares owned by Ocean Castle Partners, LLC, an entity controlled by Mr. Gross, and 33,963 shares owned by trusts for the benefit of Mr. Gross' children as to which Mr. Gross disclaims beneficial ownership. Also includes 250,000 shares issuable to Mr. Gross upon exercise of options exercisable within 60 days.

 (4) Includes 10,000 shares issuable to Mr. Condy upon exercise of options exercisable within 60 days.

 (5) Represents 10,000 shares issuable to Mr. Schachman upon exercise of options exercisable within 60 days.

 (6) Includes 637,610 shares owned by third parties over which Mr. Porat retains voting power pursuant to certain proxy agreements, and 10,000 shares issuable to Mr. Porat upon exercise of options exercisable within 60 days.

 (7) Represents 16,667 shares issuable to Mr. Shevrin upon exercise of options exercisable within 60 days.

 (8) Includes 20,000 shares issuable to Mr. Aaron upon exercise of options exercisable within 60 days.

 (9) Represents 24,000 shares issuable to Mr. Fox upon exercise of options exercisable within 60 days.

(10) Represents 87,500 shares issuable to The Shaar Fund, Ltd. upon exercise of a Warrant exercisable within 60 days. The address of The Shaar Fund, Ltd. is c/o Shaar Fund Advisory Services, Ltd., 62 King George Road, Apartment 4F, Jerusalem, Israel.

(11) According to Amendment No. 2 to Schedule 13G dated September 29, 1999 filed by Ruki Renov, Mrs. Renov's address is 172 Broadway, Lawrence, NY 11559. Mrs. Renov has sole voting power over 9,000 shares owned directly by her, and options to purchase 86,332 additional shares, which options are exercisable within 60 days. Mrs. Renov also has shared voting power over 250,000 shares which are owned by an entity of which she is a director. Mrs. Renov may also be deemed to be the beneficial owner of 34,566 shares owned by a family limited partnership controlled by her, 42,783 shares owned jointly by Mrs. Renov and her spouse, and 9,333 shares owned by her spouse.

(12) According Amendment No. 1 to Schedule 13G dated September 29, 1999 filed by Esther Stahler, Mrs. Stahler's address is 10 Lakeside Drive, Lawrence, NY 11559. Mrs. Stahler has sole voting power over 3,666 shares owned directly by her, and options to purchase 86,332 additional shares, which options are exercisable within 60 days. Mrs. Stahler also has shared voting power over 250,000 shares which are owned by an entity of which she is a director, and may also be deemed to be the beneficial owner of 41,783 shares owned jointly by her and her spouse.

(13) Represents 10,000 shares issuable to Mr. Aaron upon exercise of options exercisable within 60 days.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   CONSULTING ARRANGEMENTS

     Global's Chief Executive Officer is a principal of Ocean Castle Partners, LLC which maintains administrative offices for Global's Chief Executive Officer, Corporate Secretary and certain other employees. During the year ended October 31, 1998, Ocean Castle executed consulting agreements with two principal stockholders of Global. The rights and obligations of Ocean Castle under the agreements were assumed by TNCi in connection with the TNCi Transaction. The consulting agreements require payments aggregating $1,000,000 to each of the consultants through December 2003 in exchange for advisory services. Each of the consultants also received stock options to purchase 33,333 shares of Global's Class A Common Stock at an exercise price of $4.50. As of June 30, 1999, TNCi determined that the consulting agreements had no future value due to TNCi's shift away from in-flight entertainment into alternative markets such as leisure cruise and passenger rail transport. Only limited services were provided in 1999 and no future services will by utilized. Accordingly, TNCi recorded a charge to general and administrative expenses in the Transition Period of $1.6 million representing the balance due under such contracts.

     The Company has entered into a consulting agreement with First Lawrence Capital Corp. to perform various financial advisory services related to ongoing business development and management. The former managing director of First Lawrence was also a director of the Company. The Company retained, on a full time basis as President and Chief Operating Officer, the services of the former managing director of First Lawrence effective December 12, 1998. Accordingly, the Company has entered into an employment contract with such individual. During the year ended October 31, 1998, the Company paid $11,846 under the First Lawrence consulting agreement. The Company executed a consulting agreement with the Whitestone Group, LLC, a shareholder of First Lawrence. Pursuant to the agreement, the Company paid $250,000 for consulting services received during fiscal 1998.

     On September 15, 1998, Global entered into consulting agreements with Messrs. Michail Itkis, Thomas M. Metzler and John W. Alderfer in connection with Global's agreements with Swissair. In consideration for such services, Global has paid Mr. Itkis $200,000 through September 15, 1999, Mr. Metzler $300,000 through June 15, 1999 and Mr. Alderfer $235,000 through March 15, 1999.

   FORTUNET LICENSE

     In October 1994, Global entered into an Intellectual Property License and Support Services Agreement with FortuNet, Inc. ("FortuNet"), which was amended and restated on November 7, 1996 (as amended, the "FortuNet License"). The FortuNet License grants Global a worldwide, perpetual license to FortuNet's current and future patents, copyrights, trade secrets and related know-how covering a computerized system for use in all fields other than bingo halls. Further, this license is exclusive to Global within the airline industry. As consideration, Global must pay FortuNet an annual license fee of $100,000 in monthly installments through November 2002. Global was previously also required to compensate FortuNet for certain development, support and maintenance services, but this obligation has been terminated. Further, the restated version of the FortuNet License no longer prohibits Global from engaging in any gaming activities outside of airplanes. In exchange for these amendments to the FortuNet License and certain other modifications, on November 7, 1996, Global issued to FortuNet a warrant to purchase 16,667 shares of Class A Common Stock at a price of $29.25 per share, which was repriced on January 6, 1997 to $24.00 per share. Under the FortuNet License, an aggregate of $100,000 was paid to FortuNet in fiscal 1998. Subsequent to June 30, 1999, the Company agreed to a termination of this agreement and paid FortuNet $100,000 plus legal fees. During the Transition Period ended June 30, 1999, the Company had revised its estimated accrual to $200,000 which is included in accrued liabilities in the consolidated balance sheet at June 30, 1999. Additionally, the Company repriced the exercise price of the stock purchase warrants to $4.50 per share.

     Yuri Itkis, a former director of Global, is the President and sole stockholder of FortuNet and Boris Itkis, a former director of Global and a son of Yuri Itkis, is an employee of FortuNet. Michail Itkis, the former Chief Executive Officer and a former director of Global, is also a son of Yuri Itkis and was an employee of FortuNet until October 1994.

   STOCKHOLDERS' AGREEMENT

     In October 1994, Global entered into a stockholders' agreement with Yuri Itkis, Michail Itkis, Boris Itkis, Steven M. Fieldman, Donald H. Goldman and Lance Fieldman (the "Stockholders' Agreement"). In connection with the May 1996 and November 1996 resignations of Messrs. Goldman, Steven Fieldman and Lance Fieldman, and in connection with the execution of the Strategic Alliance Agreement with Hyatt, the parties to the Stockholders' Agreement entered into agreements which terminated the Stockholders' Agreement as to Messrs. Goldman, Steven Fieldman and Lance Fieldman, added Hyatt as a Stockholder under the Stockholders' Agreement, and amended certain terms of the Stockholders' Agreement. On November 10, 1997 with the termination of the Alliance Agreement with Hyatt, the Stockholders' Agreement was amended again to terminate Hyatt's rights.

     As amended, the Stockholders' Agreement provided that Michail Itkis and Yuri Itkis shall each be entitled to designate one nominee to Global's Board of Directors. No other parties had any continuing right under the Stockholders' Agreement to nominate a director. Each stockholder who was a party to the Stockholders' Agreement agreed to vote all the shares of Common Stock owned by him for the election of the directors so nominated and not to take any action to remove any director so elected (except for the director(s) nominated by such stockholder). The Stockholders' Agreement was terminated on September 15, 1998.

    PURCHASE OF SHARES

     Pursuant to the settlement of various lawsuits and other claims instituted by Barrington Capital Group, L.P. ("Barrington") against Global, Ocean Castle and others, Ocean Castle purchased from Barrington 99,542 shares of Class A Common Stock of Global at $4.50 per share on October 21, 1998. Global temporarily loaned the funds to Ocean Castle to effectuate such purchase and Ocean Castle has subsequently repaid such loan.

    EMPLOYMENT MATTERS

     Global has employment agreements with certain of its executive officers and has granted such officers options to purchase shares of Class A Common Stock. See Item 10 -- "Executive Compensation -- Employment and Severance Agreements".

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

     The following Index to Exhibits lists the Exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated, Exhibits which were previously filed are incorporated by reference. Documents filed herewith are denoted with an asterix (*).

Exhibit
Number                             Description
-------                            -----------

 2.1 Asset Purchase and Sale Agreement dated as of April 29, 1999 between the Registrant and TNCi. (8)

 2.2 First Amendment to Asset Purchase and Sale Agreement dated as of May 14, 1999 between the Registrant and TNCi. (8)

 3.1     Certificate of Ownership and Merger. (1)

 3.2     Amended and Restated Certificate of Incorporation of the
         Registrant. (1)

 3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant dated November 2, 1998. (9)

 3.4 Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of the Registrant. (9)

 3.5 Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock of the Registrant. (9)

 3.6     By-laws of the Registrant. (1)

 4.1     Warrant Agreement, dated as of March 7, 1995 among the Registrant,
         D. H. Blair Investment Banking Corp. and American Stock Transfer & Trust Company. (1)

 4.2     Amendment to March 7, 1995 Warrant Agreement, among the Registrant,
         D. H. Blair Investment Banking Corp. and American Stock Transfer & Trust Company. (4)

 4.3     Warrant Agreement dated as of October 24, 1996 among the Registrant,
         D. H. Blair Investment Banking Corp. and American Stock Transfer & Trust Company. (4)

 4.4     Amendment to October 24, 1996 Warrant Agreement, among the Registrant,
         D. H. Blair Investment Banking Corp., and American Stock Transfer & Trust Company. (4)

 4.5     Form of Underwriter's Unit Purchase Option. (1)

 4.6 Stock Purchase Warrant dated as of November 7, 1996 issued to FortuNet, Inc. (4)

 4.7 Stock Purchase Warrant dated as of November 12, 1996 issued to Houlihan Lokey Howard & Zukin. (4)

 4.8*    Form of Warrant issued to The Shaar Fund Ltd. dated May 10, 1999

 4.9* Registration Rights Agreement dated May 6, 1999 between the Registrant and The Shaar Fund Ltd.

Exhibit
Number                             Description
-------                            -----------

10.1     Amended and Restated 1994 Stock Option Plan. (3)

10.2 Employment Agreement between the Registrant and Michail Itkis dated as of October 31, 1994. (l)

10.3 Employment Agreement between the Registrant and John Alderfer dated as of October 2, 1996. (4)

10.4 Severance Agreement between the Registrant and Lance Fieldman dated as of November 4, 1996. (4)

10.5 Amended and Restated Shareholders' Agreement by dated as of October 6, 1994 Yuri Itkis, Michail Itkis, Boris Itkis, Steven M. Fieldman, Donald
         H. Goldman, Lance Fieldman and Registrant [still applicable]. (l)

10.6 Amended and Restated Intellectual Property License and Support Services Agreement dated as of November 7, 1996 between FortuNet, Inc. and Registrant. (4)

10.7 Amended and Restated Escrow Agreement between the Registrant, American Stock Transfer & Trust Company, Yuri Itkis, Michail Itkis, Boris Itkis, Steven M. Fieldman, Donald H. Goldman and Lance Fieldman. (1)

10.8 Sublease and Consent dated July 16, 1996 between the Registrant and AGF 4041 Limited Partnership. (4)

10.9 Office Lease dated July 15, 1996 between the Registrant and AGF 4041 Limited Partnership. (4)

10.10 Standard Industrial/Commercial Single-Tenant Lease-Net, dated as of June 27, 1996, between the Registrant and 44th Street and Van Buren Limited Partnership. (4)

10.11    Form of Indemnification Agreement. (1)

10.12 Strategic Alliance Agreement dated as of November 12, 1996 between the Registrant and Hyatt Ventures, Inc. (4)

10.13 Registration Rights Agreement dated as of November 12, 1996 between the Registrant and Hyatt Ventures, Inc. (4)

10.14 Amendment No. 2 to Amended and Restated Shareholders' Agreement dated as of November 12, 1996. (4)

10.15 Employment Agreement between the Registrant and Thomas Metzler dated as of November 18, 1996. (5)

10.16 Termination Agreement dated November 10, 1997 between the Registrant and Hyatt Ventures, Inc.

10.17    Lease Surrender Agreement dated as of May 12, 1998. (6)

Exhibit
Number                             Description
-------                            -----------

10.18 Amendment to Severance Compensation Agreement dated as of August 28, 1998 between the Registrant and Michail Itkis. (7)

10.19 Second Amendment to Employment Agreement dated as of August 28, 1998 between the Registrant and John Alderfer. (7)

10.20 Second Amendment to Employment Agreement dated as of August 28, 1998 Between the Registrant and Thomas Metzler. (7)

10.21* Office Lease dated as of September 10, 1999 between the Registrant and 135 East 57th Street LLC.

10.22 Securities Purchase Agreement dated as of May 10, 1999 between the Registrant and The Shaar Fund, Ltd. (9)

10.23* Assignment dated May 10, 1999 of rights under the Securities Purchase Agreement and the Registration Rights Agreement, both dated October 23, 1998 between TNCi and the Shaar Fund Ltd. to the Registrant.

10.24* Amendment dated May 10, 1999 to Registration Rights Agreement dated October 23, 1998 between Registrant and TNCi.

10.25* Securities Purchase Agreement dated as of May 10, 1999 between TNCi and the Registrant for TNCi Series C Convertible Preferred Stock.

10.26*   Form of Securities Purchase Agreement dated as of June 25, 1999.

10.27* Registration Rights Agreement dated July 1999 respecting shares issued pursuant to the Securities Purchase Agreement dated as of June 25, 1999, for the purchase of TNCi Series A and Series E Notes

10.28*   Form of Put/Call Agreement dated July 1999.

10.29* Securities Purchase Agreement dated August 9, 1999 for the purchase of TNCi Series D Notes.

10.30* Form of Warrant Purchase Agreement dated August 9, 1999 between Registrant and certain TNCi Warrant holders.

10.31* Registration Rights Agreement dated August 12, 1999 among the Registrant, XCEL Capital, LLC and Elaine Martin.

10.32* Registration Rights Agreement dated August 12, 1999 among the Registrant, Robert E. Benninger, Jr., Sara Anne Benninger, Will Brantley and Elaine Martin.

10.33* Form of Put/Call Agreement dated August 12, 1999 respecting shares issued pursuant to the Warrant Purchase Agreement between the Registrant and certain TNCi Warrant holders.

10.34*   Employment Agreement between the Registrant and James W. Fox.

Exhibit
Number                             Description
-------                            -----------

23*      Consent of KPMG

27*      Financial Data Schedule

99.1 Certificate of Designations of Series B Convertible Preferred Stock of TNCi dated October 23, 1998. (8)

99.2 Amendment dated as of April 29, 1999 to Certificate of Designations of Series B Convertible Preferred Stock of TNCi. (8)

99.3 Certificate of Designations of Series C Convertible Preferred Stock of TNCi dated as of April 30, 1999. (8)

99.4 Certificate of Designations of Series D Convertible Preferred Stock of TNCi dated as of May 5, 1999. (8)

99.5* Agreement for the Sale and Purchase of Shares in Inter Lotto (UK) Limited dated April 29, 1999 between Crown Leisure Sales Limited and IFT Holdings Limited.

99.6* Shareholders Agreement dated April 29, 1999 by and between Norman Feinstein & Others and IFT Holdings Limited and Inter Lotto (UK) Limited.

99.7* Operating Agreement dated April 29, 1999 between Inter Lotto (UK) Limited and IFT Management Limited.

99.8 Secured Promissory Note dated January 29, 1999 made by TNCi and payable to the order of the Company. (8)

99.9     Allonge to Secured Promissory Note dated January 29, 1999. (8)

99.10    Second Allonge to Secured Promissory Note dated March 19, 1999. (8)

99.11    Third Allonge to Secured Promissory Note dated March 24, 1999. (8)

99.12    Fourth Allonge to Secured Promissory Note dated May 10, 1999. (8)

99.13*   Fifth Allonge to Secured Promissory Note dated July 16, 1999.

99.14*   Sixth Allonge to Secured Promissory Note dated August 9, 1999.

99.15*   Seventh Allonge to Secured Promissory Note dated August 24, 1999.

99.15    Opinion of ValueMetrics, Inc. addressed to TNCi dated May 14, 1999. (8)

----------

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

 (8) Incorporated by reference from the Registrant's Current Report on Form 8-K dated May 17, 1999, filed with the Securities and Exchange Commission on June 1, 1999, File No. 0-25668.

 (9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1999, filed with the Securities and Exchange Commission on June 14, 1999, File No. 0-25668.

(10) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1998, filed with the Securities and Exchange Commission on January 20, 1999, File No. 0-25668.

Reports on Form 8-K.

     On May 17, 1999 Global filed a report on Form 8-K regarding the sale of the Interactive Entertainment Division to TNCi, the acquisition of the TNCi Series B Preferred Stock from The Shaar Fund, Limited and the Fourth Allonge to the Secured Promissory Note from TNCi. This filing was amended on August 2, 1999 to provide certain pro forma financial information with respect to the transaction with TNCi.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GLOBAL TECHNOLOGIES, LTD.

Dated: October 26, 1999                     By: /s/ IRWIN L. GROSS
                                                -----------------------
                                                Irwin L. Gross,
                                                Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                   Title                                    Date
         ---------                                   -----                                    ----
/s/ Irwin L. Gross                          Chief Executive Officer                     October 26, 1999
------------------------------------        and Director
Irwin L. Gross

/s/ James W. Fox                            President and Director                      October 26, 1999
------------------------------------
James W. Fox

/s/ Morris C. Aaron                         Chief Financial Officer                     October 26, 1999
------------------------------------        (Principal Financial Officer)
Morris C. Aaron

/s/                                         Director                                    October __, 1999
------------------------------------
Charles T. Condy

/s/ Stephen Schachman                       Director                                    October 26, 1999
------------------------------------
Stephen Schachman

                                            Director                                    October __, 1999
------------------------------------
M. Moshe Porat


                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                    Page
                                                                                                    ----
Independent Auditors' Report........................................................................ F-2
Consolidated Balance Sheets as of June 30, 1999 and October 31, 1998................................ F-3
Consolidated Statements of Operations for the Transition Period Ended June 30, 1999
         and the Years Ended October 31, 1998 and 1997.............................................. F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income
         for the Transition Period Ended June 30, 1999 and the Years Ended
         October 31, 1998 and 1997.................................................................. F-5
Consolidated Statements of Cash Flows for the Transition Period Ended June 30, 1999
         and the Years Ended October 31, 1998 and 1997 ............................................. F-6
Notes to Consolidated Financial Statements ................................................. F-7 to F-35

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
Global Technologies, Ltd. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Global Technologies, Ltd. and subsidiaries as of June 30, 1999 and October 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for the Transition Period ended June 30, 1999 and each of the years in the two-year period ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Global Technologies, Ltd. and subsidiaries as of June 30, 1999 and October 31, 1998 and the results of their operations and their cash flows for the Transition Period ended June 30, 1999 and each of the years in the two-year period ended October 31, 1998, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Phoenix, Arizona
October 22, 1999

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                    JUNE 30,          OCTOBER 31,
                                     ASSETS                                           1999               1998
                                                                                 -------------       -------------
Current assets:
     Cash and cash equivalents                                                   $  15,521,275       $  27,914,551
     Restricted cash                                                                 1,412,736           1,039,311
     Investments                                                                     4,594,751           3,690,604
     Accounts receivable, net                                                          128,489           1,135,342
     Notes receivable from related parties                                              98,932             447,939
     Inventories, net                                                                1,400,000           1,005,427
     Prepaid expenses                                                                  607,900             567,601
     Assets held for use                                                                  --               699,196
     Assets held for sale                                                              800,000                --
     Other current assets                                                              470,273             379,046
                                                                                 -------------       -------------
                    Total current assets                                            25,034,356          36,879,017
Investments                                                                          5,752,599                --
Note receivable from related party                                                      75,000                --
Property and equipment, net                                                          1,369,392             780,035
Intangibles, net                                                                     7,119,806                --
Other assets                                                                            61,468             605,150
                                                                                 -------------       -------------

                    Total assets                                                 $  39,412,621       $  38,264,202
                                                                                 =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $   2,530,675       $   1,447,815
     Accrued liabilities                                                             2,292,609           3,939,633
     Deferred revenue                                                                  365,851             453,022
     Accrued product warranties                                                           --             5,369,008
     Current maturities of notes payable                                                24,391              76,840
     Notes payable to related parties                                                   68,836             125,000
                                                                                 -------------       -------------
                    Total current liabilities                                        5,282,362          11,411,318
Notes payable                                                                        3,467,045                --
Accrued litigation settlement                                                        1,843,750                --
                                                                                 -------------       -------------
                    Total liabilities                                               10,593,157          11,411,318
                                                                                 -------------       -------------

Minority interest                                                                    1,165,098                --

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $0.01 per share, 5,000,000 shares authorized
        Series A 8% Convertible preferred stock, 3,000 shares
        designated, issued and outstanding (liquidation preference
        of $1,200 per share)                                                                30                --
     Series B 8% Convertible preferred stock, 3,000 shares designated,
        zero shares issued and outstanding                                                 --                --
     Class A common stock, one vote per share, par value $0.01 per share,
        40,000,000 shares authorized;5,460,636 and
        6,125,908 shares issued and outstanding, respectively                           54,606              61,259
     Class B common stock, six votes per share, par value $0.01 per share, 4,000,000 shares authorized; 0 and 1,225,445 shares issued and outstanding, respectively. The latter including 1,066,667
        shares placed in escrow                                                           --                12,445
     Additional paid-in capital                                                    113,462,394         112,371,141
     Accumulated other comprehensive income:
        Net unrealized gain (loss) on investment securities                            (10,107)              6,754
     Accumulated deficit                                                           (85,658,567)        (83,282,732)
     Treasury stock, at cost; 78,600 and 844,667 shares respectively                  (193,990)         (2,315,983)
                                                                                 -------------       -------------
                    Total stockholders' equity                                      27,654,366          26,852,884
                                                                                 -------------       -------------

                    Total liabilities and stockholders' equity                   $  39,412,621       $  38,264,202
                                                                                 =============       =============

See accompanying notes to consolidated financial statements

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        TRANSITION
                                                                       PERIOD ENDED
                                                                          JUNE 30,            YEAR ENDED OCTOBER 31,
                                                                           1999              1998                1997
                                                                       ------------       ------------       ------------
Revenue:
     Equipment sales                                                   $    875,957       $ 18,038,619       $ 10,524,828
     Service income                                                         706,504          1,104,342            575,881
                                                                       ------------       ------------       ------------
                                                                          1,582,461         19,142,961         11,100,709
                                                                       ------------       ------------       ------------
Costs and expenses:
     Cost of equipment sales                                              1,517,323         15,523,282         24,646,334
     Cost of service income                                                 445,585            238,837            232,126
     Provision for doubtful accounts                                         30,092              9,869            216,820
     Research and development expenses                                         --            1,092,316          7,821,640
     General and administrative expenses                                  6,688,813         11,387,872         12,574,223
     Special charges                                                      2,485,660            400,024         19,649,765
     Expenses associated with investments                                   550,000               --                 --
     Reversal of warranty, maintenance and commission accruals           (7,151,393)              --                 --
     Bad debt recoveries                                                       --                 --           (1,064,284)
                                                                       ------------       ------------       ------------
                                                                          4,566,080         28,652,200         64,076,624
                                                                       ------------       ------------       ------------

        Operating loss                                                   (2,983,619)        (9,509,239)       (52,975,915)

Other:
     Interest expense                                                       (74,684)           (11,954)           (13,423)
     Interest income                                                      1,060,229          2,251,055          2,170,675
     Equity in loss of nonconsolidated affiliates                          (195,704)              --                 --
     Gain on sale of assets                                                 133,396               --                 --
     Other income (expense)                                                  61,252             10,179           (203,649)
                                                                       ------------       ------------       ------------
        Net loss before minority interest and preferred dividends        (1,999,130)        (7,259,959)       (51,022,312)
                                                                       ------------       ------------       ------------
     Minority interest                                                     (376,705)              --                 --

        Net loss before preferred dividends                            $ (2,375,835)      $ (7,259,959)      $(51,022,312)

Cumulative dividend on preferred stock                                      (33,333)              --                 --
                                                                       ------------       ------------       ------------

Net loss attributable to common stockholders                           $ (2,409,168)      $ (7,259,959)      $(51,022,312)
                                                                       ============       ============       ============

Basic and diluted net loss per share of common stock                   $      (0.44)      $      (1.22)      $      (8.89)
                                                                       ============       ============       ============

Weighted average shares outstanding: basic and diluted                    5,416,124          5,933,004          5,738,987
                                                                       ============       ============       ============

See accompanying notes to consolidated financial statements.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                           CLASS A                          CLASS B
                                                                          COMMON STOCK                    COMMON STOCK
                                                                ------------------------------    ---------------------------
                                                                   SHARES           AMOUNT           SHARES        AMOUNT
                                                                -------------    -------------    -------------  ------------
Balance as of October 31, 1996                                     2,700,683       $  27,007        1,320,000    $  13,200
  Class A common stock issued for services received
     (20,000 shares)                                                  20,000             200             --           --
  Class A common stock issued pursuant to Class B
     warrant exercise offer                                        3,266,587          32,666             --           --
  Registration costs                                                    --              --               --           --
  Redemption of Class B warrants                                        --              --               --           --
  Class A common stock issued under stock option
     plan pursuant to cashless exercise option                           507               5             --           --
  Automatic conversion of Class B shares to
     Class A shares upon sale to non-holder of
     Class B shares                                                   75,555             755          (75,555)        (755)
  Net loss                                                              --              --               --           --
                                                                   ---------       ---------       ----------    ---------

Balance as of October 31, 1997                                     6,063,332       $  60,633        1,244,445    $  12,445
  Issuance of common stock pursuant to bonus plan                     62,576             626             --           --
  Treasury stock purchases (844,667 shares)                             --              --               --           --
  Comprehensive income (loss):
     Unrealized gains on available for sale securities                  --              --               --           --
     Net loss                                                           --              --               --           --
  Total comprehensive loss                                              --              --               --           --
                                                                   ---------       ---------       ----------    ---------

Balance as of October 31, 1998                                     6,125,908       $  61,259        1,244,445    $  12,445
  Contribute to capital Class B shares held in escrow                   --              --         (1,066,667)     (10,667)
  Voluntary conversion of Class B shares to Class A shares           177,778           1,778         (177,778)      (1,778)
  Exercise of stock options                                            1,617              16             --           --
  Treasury stock purchases (78,600 shares)                              --              --               --           --
  Issuance of Series A preferred stock                                  --              --               --           --
  Issuance of Class A warrants                                          --              --               --           --
  Compensation expense                                                  --              --               --           --
  Unearned compensation, net                                            --              --               --           --
  Equity attributable to minority interest                              --              --               --           --
  Retirement of Treasury Stock                                      (844,667)         (8,447)            --           --
  Comprehensive income (loss):
     Unrealized loss on available for sale securities                   --              --               --           --
     Net loss                                                           --              --               --           --
  Total comprehensive loss                                              --              --               --           --
                                                                   ---------       ---------       ----------    ---------

  Balance as of June 30, 1999                                      5,460,636       $  54,606             --      $    --
                                                                   =========       =========       ==========    =========


                                                                     SERIES A                               NET UNREALIZED
                                                                   PREFERRED STOCK          ADDITIONAL      GAINS (LOSSES)
                                                              -------------------------      PAID-IN         ON INVESTMENT
                                                                 SHARES       AMOUNT         CAPITAL          SECURITIES
                                                              -----------   -----------   -------------     -------------
Balance as of October 31, 1996                                     --        $   --        $  42,668,125       $    --
  Class A common stock issued for services received
     (20,000 shares)                                               --            --              466,675            --
  Class A common stock issued pursuant to Class B
     warrant exercise offer                                        --            --           73,557,109            --
  Registration costs                                               --            --           (4,481,164)           --
  Redemption of Class B warrants                                   --            --              (40,576)           --
  Class A common stock issued under stock option
     plan pursuant to cashless exercise option                     --            --               13,869            --
  Automatic conversion of Class B shares to
     Class A shares upon sale to non-holder of
     Class B shares                                                --            --                 --              --
  Net loss                                                         --            --                 --              --
                                                                -------      --------      -------------       ---------

Balance as of October 31, 1997                                     --        $   --        $ 112,184,038       $    --
  Issuance of common stock pursuant to bonus plan                  --            --              187,103            --
  Treasury stock purchases (844,667 shares)                        --            --                 --              --
  Comprehensive income (loss):
     Unrealized gains on available for sale securities             --            --                 --             6,754
     Net loss                                                      --            --                 --              --
  Total comprehensive loss                                         --            --                 --              --
                                                                -------      --------      -------------       ---------

Balance as of October 31, 1998                                     --        $   --        $ 112,371,141       $   6,754
  Contribute to capital Class B shares held in escrow              --            --               10,667            --
  Voluntary conversion of Class B shares to Class A shares         --            --                 --              --
  Exercise of stock options                                        --            --                4,228            --
  Treasury stock purchases (78,600 shares)                         --            --                 --              --
  Issuance of Series A preferred stock                            3,000          30            4,079,970            --
  Issuance of Class A warrants                                     --            --              391,802            --
  Compensation expense                                             --            --              120,320            --
  Unearned compensation, net                                       --            --              (73,449)           --
  Equity attributable to minority interest                         --            --           (1,134,749)           --
  Retirement of Treasury Stock                                     --            --           (2,307,536)           --
  Comprehensive income (loss):
     Unrealized loss on available for sale securities              --            --                 --           (16,861)
     Net loss                                                      --            --                 --              --
  Total comprehensive loss                                         --            --                 --              --
                                                                -------      --------      -------------       ---------

  Balance as of June 30, 1999                                     3,000      $   30        $ 113,462,394       $ (10,107)
                                                                =======      ========      =============       =========



                                                                                                   TOTAL
                                                                 ACCUMULATED       TREASURY      STOCKHOLDERS'
                                                                   DEFICIT          STOCK          EQUITY
                                                                -------------    -------------  -------------
Balance as of October 31, 1996                                   $ (25,000,461)   $      --       $ 17,707,871
  Class A common stock issued for services received
     (20,000 shares)                                                      --             --            466,875
  Class A common stock issued pursuant to Class B
     warrant exercise offer                                               --             --         73,589,775
  Registration costs                                                      --             --         (4,481,164)
  Redemption of Class B warrants                                          --             --            (40,576)
  Class A common stock issued under stock option
     plan pursuant to cashless exercise option                            --             --             13,874
  Automatic conversion of Class B shares to
     Class A shares upon sale to non-holder of
     Class B shares                                                       --             --               --
  Net loss                                                         (51,022,312)          --        (51,022,312)
                                                                 -------------    -----------     ------------

Balance as of October 31, 1997                                   $ (76,022,773)   $      --       $ 36,234,343
  Issuance of common stock pursuant to bonus plan                         --             --            187,729
  Treasury stock purchases (844,667 shares)                               --       (2,315,983)      (2,315,983)
  Comprehensive income (loss):
     Unrealized gains on available for sale securities                    --             --               --
     Net loss                                                       (7,259,959)          --               --
  Total comprehensive loss                                                --             --         (7,253,205)
                                                                 -------------    -----------     ------------

Balance as of October 31, 1998                                   $ (83,282,732)   $(2,315,983)    $ 26,852,884
  Contribute to capital Class B shares held in escrow                     --             --               --
  Voluntary conversion of Class B shares to Class A shares                --             --               --
  Exercise of stock options                                               --             --              4,244
  Treasury stock purchases (78,600 shares)                                --         (193,990)        (193,990)
  Issuance of Series A preferred stock                                    --             --          4,080,000
  Issuance of Class A warrants                                            --             --            391,802
  Compensation expense                                                    --             --            120,320
  Unearned compensation, net                                              --             --            (73,449)
  Equity attributable to minority interest                                --             --         (1,134,749)
  Retirement of Treasury Stock                                            --        2,315,983             --
  Comprehensive income (loss):
     Unrealized loss on available for sale securities                     --             --               --
     Net loss                                                       (2,375,835)          --               --
  Total comprehensive loss                                                --             --         (2,392,696)
                                                                 -------------    -----------     ------------

  Balance as of June 30, 1999                                    $ (85,658,567    $  (193,990)    $ 27,654,366
                                                                 =============    ===========     ============


See accompanying notes to consolidated financial statements.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 TRANSITION
                                                                                PERIOD ENDED
                                                                                   JUNE 30,           YEAR ENDED OCTOBER 31,
                                                                                     1999             1998             1997
                                                                                 ------------     ------------     ------------
Cash flows from operating activities:
  Net loss                                                                       $ (2,375,835)    $ (7,259,959)    $(51,022,312)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    394,317        1,338,017        1,815,779
     Expense recognized upon issuance of stock options, warrants
        and shares of Class A common stock                                               --               --            480,749
     Provision for doubtful accounts                                                   30,092            9,869          216,820
     Change in inventory valuation allowance                                         (892,010)            --          8,297,933
     Equity in loss of nonconsolidated affiliates                                     195,704             --               --
     Loss applicable to minority interest                                             376,705             --               --
     Special charges                                                                2,365,340         (606,507)      19,649,765
     Gain on sale of Johnny Valet, Inc.                                              (133,396)            --               --
     Non cash compensation expense                                                    139,649             --               --
     Non cash expenses associated with investments                                    550,000             --               --
     Reversal of warranty, maintenance and commission accruals                     (7,151,393)            --               --
     Loss on disposals of property and equipment                                         --          1,006,531          203,649
     Changes in assets and liabilities, net of acquisition:
       Decrease (increase) in accounts receivable                                    (560,439)       4,505,074       (3,815,139)
       Decrease in provision for doubtful accounts                                       --               --         (1,949,197)
       Decrease (increase) in inventories                                           1,897,437        5,105,334      (12,563,721)
       Increase in note receivable                                                       --           (447,939)            --
       (Increase) decrease in prepaid expenses, other current assets
          and other assets                                                           (152,919)        (532,338)         183,394
       (Decrease) increase in accounts payable                                     (1,218,791)      (4,284,167)       1,673,893
       (Decrease) increase in accrued liabilities                                     153,682         (892,345)        (584,655)
       (Decrease) increase in deferred revenue                                      1,138,048       (1,930,882)       2,383,904
       Increase in accrued product warranties                                            --            758,321          836,667
                                                                                 ------------     ------------     ------------
                Net cash used in operating activities                            $ (5,243,809)    $ (3,230,991)    $(34,192,471)
                                                                                 ------------     ------------     ------------

Cash flows from investing activities:
  Maturities of investment securities                                               1,049,995        2,468,880        6,810,275
  Purchases of investment securities                                               (3,891,176)      (4,015,616)      (2,137,084)
  Sales of investment securities                                                    1,913,768             --               --
  Investments in affiliates                                                        (7,572,409)            --               --
  Payments received on related party note receivable                                  509,391             --               --
  Issuance of related party note receivable                                           (75,000)
  Purchases of property and equipment                                                 (56,255)         (77,013)     (10,341,561)
  Proceeds from sale of equipment                                                       7,200            3,620             --
  Increase in restricted cash                                                        (373,425)      (1,039,311)            --
  Purchase of Johnny Valet, Inc.                                                         --           (688,736)            --
  Proceeds from sale of Johnny Valet, Inc.                                            750,000             --               --
                                                                                 ------------     ------------     ------------
                 Net cash used in investing activities                           $ (7,737,911)    $ (3,348,176)    $ (5,668,370)
                                                                                 ------------     ------------     ------------

Cash flows from financing activities:
  Payments on capital lease obligations                                                  --            (80,753)         (53,085)
  Payments on notes payable                                                          (201,840)            --               --
  Purchase of treasury stock                                                         (193,990)      (2,315,983)            --
  Proceeds from issuance of common stock                                                4,244             --         73,589,775
  Proceeds from sale of Series A 8% Convertible Preferred Stock                       980,030             --               --
  Registration costs                                                                     --               --         (4,481,164)
  Redemption of Class A and Class B warrants                                             --               --            (40,576)
                                                                                 ------------     ------------     ------------
                 Net cash provided by (used in) financing activities             $    588,444     $ (2,396,736)    $ 69,014,950
                                                                                 ------------     ------------     ------------

                 Net increase (decrease) in cash and cash equivalents             (12,393,276)      (8,975,903)      29,154,109

Cash and cash equivalents at beginning of year                                     27,914,551       36,890,454        7,736,345
                                                                                 ------------     ------------     ------------

Cash and cash equivalents at end of year                                         $ 15,521,275     $ 27,914,551     $ 36,890,454
                                                                                 ============     ============     ============


See accompanying notes to consolidated financial statements.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

       (A)    DESCRIPTION OF BUSINESS

              Global Technologies, Ltd. (formerly known as Interactive Flight Technologies, Inc.), and subsidiaries (the "Company" or "GTL") is a diversified technology-oriented operating company that develops and operates investments in the areas of e-commerce, interactive entertainment, networking solutions, telecommunications and gaming. The most significant of the Company's subsidiaries is The Network Connection, Inc. ("TNCi"). TNCi is engaged in the development, manufacturing and marketing of computer-based entertainment and data networks, which provides users access to information, entertainment and a wide array of service options, such as movies, shopping for goods and services, computer games, access to the World Wide Web and gambling, where permitted by applicable law. The Company's primary markets for its products are cruise ships, passenger trains, schools and corporate training. Secondary markets include business jets and hotel operators, among others. TNCi was acquired by the Company effective May 18, 1999 (May 1, 1999 for accounting purposes). Prior to the Transaction with TNCi, the consolidated financial statements for all periods presented included the results of operations of the Company's Interactive Entertainment Division ("IED") which was the primary business of the Company.

       (B)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of Global Technologies, Ltd. and its wholly-owned subsidiaries: IFT Holdings UK, Ltd., IFT Management, Ltd., Interactive Flight Technologies Gibralter, Ltd., and MTJ Corp; and the majority-owned and controlled subsidiary TNCi. The ownership interest of minority shareholders in TNCi are recorded as "minority interest" on the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

              The equity method of accounting is used for the Company's 50% or less owned affiliates over which the Company has the ability to exercise significant influence. The amount by which the Company's carrying value exceeds its share of the underlying net assets of equity affiliates ("Equity Goodwill") is amortized over five years on a straight-line basis which adjusts the Company's share of the affiliates earnings or losses. The Company has an investment that is accounted for at cost.

              The Company continually evaluates investments for indications of impairment based on the market value of each investment relative to cost, financial condition, near-term prospects of the investment, and other relative factors. If impairment is determined the carrying value is adjusted to fair value.

       (C)    USE OF ESTIMATES

              The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Additionally, such estimates and assumptions affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (D)    CHANGE IN FISCAL YEAR END

              The Company has changed its fiscal year end from October 31 to June 30. Accordingly, the eight-month period resulting from this change, November 1, 1998 through June 30, 1999, is referred to as the "Transition Period".

       (E)    REVERSE STOCK SPLIT

              On October 30, 1998, the stockholders of the Company approved a one-for-three reverse stock split on the Company's Class A common stock and Class B common stock. One share was issued for three shares of Common Stock held by stockholders of record as of the close of business on November 2, 1998.

              All references to the number of common shares, per share amounts and stock option data elsewhere in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the reverse split for all periods presented prior to the reverse split.

       (F)    CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash and cash equivalents.

       (G)    RESTRICTED CASH

              At June 30, 1999 and October 31, 1998, the Company held restricted cash of $1,412,736 and $1,039,311, respectively. At June 30, 1999 and October 31, 1998, included in restricted cash was $52,612 and $601,809, respectively, held in a trust fund for payments required under consulting and severance agreements with three former executives of the Company, and $446,679 and $437,502 as of June 30, 1999 and October 31, 1998,
       respectively, for payments which may be required for one of the three former executives. See Note 17. At June 30, 1999, restricted cash also included $913,445 held in a certificate of deposit with a commercial bank as collateral for a letter of credit issued to secure repayment of equipment purchases for the Mexican Gaming project.

       (H)    INVESTMENT SECURITIES

              Investment securities consist of debt securities with a maturity greater than three months at the time of purchase. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") the debt securities are classified as available-for-sale and carried at fair value, based on quoted market prices. The net unrealized gains or losses on these investments are reported in stockholders' equity. The specific identification method is used to compute the realized gains and losses on the debt securities.

       (I)    INVENTORIES

              Inventories consisting principally of entertainment network components are stated at the lower of cost (first-in, first-out method) or market.

       (J)    INTANGIBLES

              Intangibles consist of goodwill and trademarks. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is amortized over ten years using the straight-line method.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Trademarks are stated at fair market value at the date of acquisition and are amortized over ten years using the straight-line method.


              The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of intangibles may warrant revision or that the remaining balances may not be recoverable. When factors indicate that the assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the assets in measuring whether the asset is recoverable.

        (K)   PROPERTY AND EQUIPMENT

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

       (L)    REVENUE RECOGNITION

              The Company's revenue derived from sales and installation of equipment is recognized upon installation and acceptance by the customer. Fees derived from servicing installed systems is recognized when earned, according to the terms of the service contract. Revenue pursuant to contracts that provide for revenue sharing with the customer and/or others is recognized as cash is received in the amount of the Company's retained portion of the cash pursuant to the revenue sharing agreement. Revenue earned pursuant to extended warranty agreements is recognized ratably over the warranty period.

       (M)    DEFERRED REVENUE

              Deferred revenue at June 30, 1999 represents cash received on advance billings of equipment sales as allowed under installation contracts. At October 31, 1998, deferred revenue represents the gross profit on advance billings of equipment sales as allowed under installation and extended warranty contracts.

       (N)    RESEARCH AND DEVELOPMENT

              Research and development costs are expensed as incurred except for development costs required by a customer contract. Development costs incurred pursuant to contractual obligations are allocated to deliverable units. These development costs are expensed as cost of equipment sales upon installation of the complete product and acceptance by the customer.

       (O)    WARRANTY COSTS

              The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold with an initial warranty period. Revenue and expenses under extended warranty agreements are recognized ratably over the term of the extended warranty.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (P)    IMPAIRMENT OF LONG-LIVED ASSETS

              The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If impairment is determined the carrying value is adjusted to fair value.

       (Q)    INCOME TAXES

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

       (R)    LOSS PER SHARE

              During fiscal 1998, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 128, "Earnings per Share" (SFAS No. 128). Loss per share for all prior periods have been restated to conform to the provisions of SFAS 128. Basic loss per share is computed by dividing loss attributable to common stockholders, by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. Weighted shares for purposes of the loss per share calculation do not include one million shares of common stock issuable upon the conversion of Series A 8% Convertible Preferred Stock at June 30, 1999, 1,066,667 shares placed in escrow at October 31, 1998 and 1997 due to the fact that they are contingently issuable and 749,146, 685,610 and 710,717 stock options outstanding at June 30, 1999, October 31, 1998 and 1997, respectively, because their inclusion would have been anti-dilutive.

       (S)    STOCK-BASED COMPENSATION

              In accordance with the provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant; accordingly, no compensation expense is recognized. As permitted, the Company has elected to adopt the pro forma disclosure provisions only of SFAS No. 123, "Accounting for Stock-Based Compensation". See Note 13.

       (T)    RECLASSIFICATIONS

              Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

       (U)    RECENT ACCOUNTING PRONOUNCEMENTS

              In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for the accounting and reporting for derivative instruments, including certain

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       derivative instruments embedded in other contracts, and hedging activities. This statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of forecasted transactions. As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- An Amendment of FASB Statements No. 133", which deferred the effective date of SFAS No. 133 until June 15, 2000. The Company is currently evaluating the impact of SFAS No. 133.

              On November 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains and losses on investment securities net of taxes and is presented in the consolidated statements of stockholders' equity and comprehensive income; it does not affect the Company's financial position or results of operations.

              On November 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about products and services, geographical areas, and major customers. The adoption of SFAS No. 131 does not affect results of operations or financial position but does affect the disclosure of segment information.

              On November 1, 1998, the Company adopted Statement of Position
       (SOP) 98-5 "Reporting on the Costs of Start-Up Activities" issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. The SOP requires start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 did not have a material impact on the Company's results of operations.

(2)    ACQUISITION

       On May 11, 1999, the Company acquired from The Shaar Fund, Ltd. ("Shaar") 1,500 shares of Series B 8% Convertible Preferred Stock of TNCi, par value $.01 per share, stated value $1,000 per share (the "TNCi Series B Shares") and cash in the amount of $980,000 (net of $50,000 of legal fees) in exchange for (a) 3,000 shares of the Company's Series A 8% Convertible Preferred Stock, par value $.01 per share, stated value $1,000 per share with an estimated fair value of $4,080,000 and (b) warrants to purchase 87,500 shares of the Company's Class A Common Stock, par value $.01 per share, at an exercise price of $3.00 per share. In connection with this acquisition, the Company also received an assignment of
(a) certain registration rights under a Registration Rights Agreement dated October 23, 1998 between TNCi and Shaar (the "Registration Rights Agreement") and (b) certain rights of first refusal held by Shaar with respect to future TNCi financings.

       Also on May 11, 1999, the Company acquired directly from TNCi 800 shares of Series C 8% Convertible Preferred Stock of TNCi, par value $.01 per share, stated value $1,000 per share (the "TNCi Series C Shares") in consideration for the Company's waiver of all prior TNCi defaults and arrearages arising out of or related to the TNCi Series B Shares.

       In connection with the forgoing acquisitions of the TNCi Series B Shares and TNCi Series C Shares, the Company also acquired the right to convert a Secured Promissory Note (the "Secured Promissory Note") made by TNCi in January 1999, payable to the order of the Company, into additional TNCi Series C Shares at the rate of $1,000 per TNCi Series C Share. The original principal amount of the Secured Promissory Note was $500,000.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       On May 18, 1999, the Company received from TNCi 1,055,745 shares of its common stock and 2,495,400 shares of its Series D Convertible Preferred Stock in exchange for $4,250,000 in cash and substantially all the assets and certain liabilities of the Interactive Entertainment Division, as defined in the Asset Purchase and Sale agreement dated April 30, 1999, as amended (the "Transaction").

     The Company has consolidated the results of operations of TNCi from the date of acquisition. TNCi is a majority-owned subsidiary of the Company whose ownership, through a combination of the Transaction described above and the Company's purchase of TNCi's Series B Shares and 110,000 shares of TNCi's common stock from third party investors, approximates 78% of TNCi on an if-converted common stock basis.

       The Transaction has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon estimated fair values at the date of acquisition as follows:


      Purchase Price:
        Cash                                              $ 4,250,000
        Net liabilities of IED contributed                 (4,012,430)
                                                          -----------
           Total                                              237,570
                                                          -----------
      Assets acquired and liabilities assumed:
        Historical book value of net liabilities           (2,457,723)
      Fair value adjustments:
        Inventory                                          (1,280,847)
        Property                                             (806,873)
        Other Assets                                         (368,255)
        Liabilities                                          (683,388)
                                                          -----------
           Total fair value of liabilities assumed         (5,597,086)
                                                          -----------
      Excess of fair value of TNCi Series B
        8% Preferred Stock and Series C
        8% Preferred Stock over its recorded value         (1,501,000)
      Purchase of Common Stock of TNCi                       (254,658)
                                                          -----------

        Excess of purchase price over fair value of net
        liabilities assumed (goodwill)                    $ 7,115,174
                                                          ===========

       The excess of fair value of TNCi Series B 8% Preferred Stock and Series C 8% Preferred Stock is the result of the Company's acquisition of such shares based on the fair value of the Company's Series A 8% Convertible Preferred Stock amounting to $4,080,000, less $980,000 (net of $50,000 of legal fees) cash received and the historical value of $1,549,000 of the Series B 8% Preferred Stock.

       Purchase of 110,000 shares of Common Stock of TNCi from a third party was valued based on the cash consideration paid by the Company for the shares.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Pro Forma

       Pro forma unaudited operations data assuming the TNCi acquisition had taken place on November 1, 1997 is as follows:

                                TRANSITION PERIOD
                                      ENDED               YEAR ENDED
                                  JUNE 30, 1999        OCTOBER 31, 1998
                                -----------------      ----------------

      Revenue                      $ 1,566,000           $24,146,000
      Net loss                     $11,578,000           $17,590,000
      Net loss per share           $      2.14           $      2.96

(3)      INVESTMENTS

       Investments are classified according to the applicable accounting method at June 30, 1999. Market value reflects the price of publicly traded securities at the close of business at the respective date. Unrealized gain (loss) reflects the excess (deficit) of market value over carrying value of publicly traded securities classified as available for sale.

       The following summarizes the Company's current portion of investments by type at:


                                                   GROSS           GROSS
                                                 UNREALIZED      UNREALIZED
                                 AMORTIZED        HOLDING         HOLDING         FAIR
                                   COST            GAINS           LOSSES         VALUE
                                 ----------     -----------      -----------    ----------
JUNE 30, 1999
Available-for-sale:
  Corporate debt securities      $4,604,858      $     --        $  (10,107)     $4,594,751
                                 ==========      ==========      ==========      ==========

OCTOBER 31, 1998
Available-for-sale:
  Corporate debt securities      $3,683,850      $    6,754      $     --        $3,690,604
                                 ==========      ==========      ==========      ==========


Corporate debt securities consist of corporate bonds with a maturity greater than three months at the time of purchase.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following summarizes the Company's non-current investments at June 30, 1999:

                                                CARRYING VALUE
                                                ---------------
       Equity Affiliates
         (Approx. voting %)
         Inter Lotto (UK) Ltd. (27.5%)      $        1,050,775
         Donativos S.A. de C.V.
           (24.5%)                                   1,664,555
                                               ---------------
                                            $        2,715,330
       Cost Affiliates
         U.S. Wireless Corporation          $        3,037,269
                                                --------------

       Total Non-Current Investments        $        5,752,599
                                                ==============

       (A)      U.S. WIRELESS CORPORATION

              U.S. Wireless Corporation, a Delaware Corporation ("US Wireless") (NASDAQ: USWC), has developed a geographic location system designed to pinpoint the location of wireless telephone subscribers within a wireless network. The system uses proprietary technology developed by US Wireless.

              In March 1999, the Company invested $3 million in US Wireless in exchange for 30,000 shares of Series B Preferred Stock ("US Wireless Series B"). As of June 30, 1999, the Company accounts for this investment at cost. Each share of US Wireless Series B is convertible into approximately 67 shares of common stock of US Wireless until March 2000, after which each such share is convertible into 100 shares of common stock of US Wireless. The US Wireless Series B is subject to mandatory conversion into common stock at any time at a conversion rate of 100 shares of common stock of US Wireless in the event the closing price for US Wireless' common stock as reported on NASDAQ is at least $5.00 per share for 30 consecutive trading days.

              As of April 30, 1999, the Company incorrectly accounted for the US Wireless investment as available for sale. The excess of fair market value over the carrying value (unrealized gain) was incorrectly reflected as a separate component of stockholders' equity as of April 30, 1999. This investment is carried at cost as of June 30, 1999. Subsequent to June 1999, with the Company's concurrence, US Wireless has not registered the common shares underlying the US Wireless Series B shares and currently has no plans to register such shares.

              The US Wireless Series B entitles the holder to receive $100 per share liquidation preference before any distributions to the holders of common stock in the event of a liquidation of US Wireless. In addition, the Company and other holders of the US Wireless Series B have, as a separate class, elected one member to US Wireless' Board of Directors and one additional individual as an observer to the Board. As a condition to making the investment, the Company also obtained certain registration rights relating to the

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       registration under the Securities Act of 1933 of those shares of common stock of US Wireless into which the US Wireless Series B held by the Company is convertible.

       (B)    INTER LOTTO (UK) LTD.

              In May 1999, the Company completed the acquisition of a 27.5% equity interest in Inter Lotto (UK) Ltd. ("Inter Lotto") through its wholly-owned subsidiary, IFT Holdings Limited, an United Kingdom ("UK") company ("IFT Holdings"). The Company accounts for this investment under the equity method. The balance of the shares of Inter Lotto is owned by seven shareholders.

              Inter Lotto has a license granted by the Gaming Board for Great Britain to operate daily lotteries on behalf of charities throughout the UK. By way of an Operating Agreement between Inter Lotto and IFT Management Limited, an UK company and wholly-owned subsidiary of IFT Holdings ("IFT Management"), IFT Management will manage the operations of the lotteries and Inter Lotto will retain responsibility for regulatory issues, charity recruiting and certain other functions as required under the gaming laws. IFT Management will be responsible for developing, installing, marketing and operating the lottery, selecting the game and managing the network. In exchange, IFT Management will retain a portion of the revenues generated.

              As of June 30, 1999, the Company's investment in Inter Lotto was $1,050,775 consisting of working capital advances, notes receivable and capitalized acquisition costs. During the Transition Period ended June 30, 1999, the Company recorded its proportionate share of losses of Inter Lotto and Equity Goodwill amortization of $167,493 which has been recorded as equity in loss of non-consolidated affiliates in the consolidated statement of operations. Inter Lotto has not commenced its principal operations as of June 30, 1999.

       (C)    DONATIVOS

              Donativos, S.A. de C.V. ("Donativos") is a Mexican corporation formed for the purpose of operating a gaming and entertainment center in Monterrey, Nuevo Leon, Mexico.

              In May 1999, the Company, through its wholly-owned subsidiary, Interactive Flight Technology (Gibraltar) Ltd., a Gibraltar company ("IFT Gibraltar"), loaned $1,632,000 to Donativos in exchange for a 24.5% interest in the venture. The Company accounts for this investment under the equity method. In addition to IFT Gibraltar, other partners in the venture include Regal Gaming and Entertainment, Inc., a Minnesota corporation ("Regal Gaming"), which also has a 24.5% interest, and a Mexican national, who has a 51% interest. The IFT Gibraltar loan bears interest at an annual rate equal to the prime rate plus three percent (3%) and matures on April 30, 2001. The Company has also provided a letter of credit in the amount of $913,445 to secure repayment of the purchase price of certain gaming equipment to be acquired by IFT Gibraltar and leased to Donativos. In addition to its 24.5% equity interest in Donativos, in consideration for making the loan and providing the letter of credit, the Company will receive 25% of all of the profits generated by Donativos and, for a term of 10 years, the Company will have a 24.5% equity interest in any gaming venture in which Regal Gaming, or a subsidiary or affiliate of Regal Gaming, is an investor and which relates to gaming activities in Mexico.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              As of June 30, 1999, the Company's investment in Donativos was $1,664,555 consisting of the $1,632,000 loan receivable and capitalized acquisition costs. During the Transition Period ended June 30, 1999, the Company recorded its proportionate share of losses of Donativos and Equity Goodwill amortization of $28,211 which has been recorded as equity in loss of non-consolidated affiliates in the consolidated statement of operations.

(4)    ACCOUNTS RECEIVABLE

       Accounts receivable consist of the following:

                                                      JUNE 30,      OCTOBER 31,
                                                        1999           1998
                                                     -----------    -----------

           Trade accounts receivable                 $    75,792    $ 1,130,648
           Other                                          59,241          4,694
                                                     -----------    -----------
                                                         135,033      1,135,342
           Less allowance for doubtful accounts           (6,544)           --
                                                     -----------    -----------

                                                     $   128,489    $ 1,135,342
                                                     ===========    ===========

(5)    INVENTORIES

       Inventories consist of the following:

                                                  JUNE 30,           OCTOBER 31,
                                                   1999                 1998
                                                -----------         ------------

      Raw materials                             $ 2,398,973         $ 2,192,442
      Work in process                             1,405,372           3,439,888
      Finished goods                              5,433,250           4,102,702
                                                -----------         -----------
                                                  9,237,595           9,735,032
      Less inventory valuation allowance         (7,837,595)         (8,729,605)
                                                -----------         -----------

                                                $ 1,400,000         $ 1,005,427
                                                ===========         ===========

(6)    ASSETS HELD FOR USE

       On July 24, 1998, the Company purchased the assets of Johnny Valet, Inc. a retail dry cleaning plant in San Diego, California. The Company paid $688,736 in cash and signed a note payable for $125,000. The non-interest-bearing note was due on January 10, 1999. The acquisition was accounted for utilizing the purchase method of accounting with the purchase price being allocated to the assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over the fair value of assets acquired of $543,150 was recorded as goodwill and was being amortized over ten years.

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

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       On May 13, 1999 the Company sold the assets of Johnny Valet, Inc. for $750,000 in cash less fees and expenses of approximately $50,000. The excess of the sale price over the book value of the net assets sold was $133,396 and has been recorded as gain on sale of assets.

(7)    ASSETS HELD FOR SALE

       In connection with the Transaction, the Company relocated the corporate offices and production capabilities of TNCi to its Phoenix, Arizona offices. Accordingly, as of June 30, 1999 the decision to sell the Georgia property was made and the assets were recorded at their net realizable value and classified as assets held for sale.

(8)    NOTE RECEIVABLE

       At June 30, 1999 the Company had a receivable of $98,932 due from related parties. See Note 17.

       On October 21, 1998, the Company loaned Ocean Castle Investments, LLC ("Ocean Castle") $447,939 to execute a block purchase of shares of the Company's Class A common stock from an unrelated third party. The Company's Chief Executive Officer is a principal of Ocean Castle. The note bears interest at the prime rate plus 1% with all interest and principal due October 21, 2001. The note is secured by 99,542 shares of the Company's Class A Common Stock.

       In February 1999, the Company received payment on the $447,939 loan made to Ocean Castle.

(9)    PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:

                                                 JUNE 30,       OCTOBER 31,
                                                   1999            1998
                                              ------------      -----------
           Leasehold improvements             $    261,668      $   237,551
           Purchased software                      149,703          149,703
           Furniture                               173,460          138,609
           Equipment                             1,700,462          903,873
                                              ------------      -----------
                                                 2,285,293        1,429,736
           Less accumulated depreciation          (915,901)        (649,701)
                                              ------------      -----------

                                              $  1,369,392      $   780,035
                                              ============      ===========

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

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(10)   INTANGIBLES

       Intangibles consist of the following:
                                                         JUNE 30,
                                                          1999
                                                      -------------

           Goodwill                                   $   7,115,174
           Other intangibles                                 79,613
                                                      -------------
                                                          7,194,787
           Less accumulated amortization                    (74,981)
                                                      -------------

                                                      $   7,119,806
                                                      =============

(11)   ACCRUED LIABILITIES

       Accrued liabilities consist of the following:

                                                     JUNE 30,       OCTOBER 31,
                                                       1999            1998
                                                     ---------      -----------

          Accrued development and support costs     $     --        $1,845,915
          Accrued maintenance costs                       --           402,418
          Due to related parties (see Note 17)       1,906,607         880,000
          Other accrued expenses                       386,002         811,300
                                                    ----------      ----------

                                                    $2,292,609      $3,939,633
                                                    ==========      ==========

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(12)   NOTES PAYABLE

       Notes payable consists of the following:

                                                                                          JUNE 30,
                                                                                           1999
                                                                                        -----------
           Series A, D and E Notes (see below)                                          $ 2,386,048
           Note payable due September 5, 1999, interest at 7%, convertible to
               TNCi preferred stock at the option of the Company                            400,000
           Note payable due in varying installments through 2009, interest at prime (8.25% at June 30, 1999) plus 2%, collateralized by certain
               commercial property and personally guaranteed by two shareholders            220,508
           Note payable due in varying installments through 2000, interest at 6.9%,
               collateralized by a vehicle                                                   10,308
           Note payable due and payable April 19, 2001, interest at 16% payable
               monthly, collateralized by certain commercial property                       470,000
           Note payable due in varying installments through 2000, interest at 11%,
               collateralized by a vehicle                                                    4,572
                                                                                        -----------
           Total                                                                          3,491,436
           Less current portion                                                              24,391
                                                                                        -----------
                                                                                        $ 3,467,045
                                                                                        ===========

Aggregate maturities of notes payable as of June 30, 1999 are as follows:

           2000                                     $    24,391
           2001                                         890,491
           2002                                       2,403,402
           2003                                          19,126
           2004                                          21,078
           Thereafter                                   132,948
                                                    -----------
                                                    $ 3,491,436
                                                    ===========

       The Series A, D and E Notes ("Series Notes") were issued by TNCi in 1998 prior to the Transaction. The Series Notes all had original maturities of approximately 135 days with interest at approximately 7% to 8% per annum. TNCi could choose to repay such Notes in cash subject to a payment charge equal to approximately 7% of the face amount of the Note or TNCi could elect to convert the Series Notes into TNCi preferred stock which is convertible into common stock at various discounts to market ranging from 15% to 25%. TNCi was in default on the Series Notes at June 30, 1999. (See Note 23.)

       The note payable due September 5, 1999 was in default at June 30, 1999. Subsequent to year-end, the note was converted into 200,000 shares of TNCi's Common Stock. Therefore, the note payable has been classified as long-term at June 30, 1999.

       Notes payable in the amount of $68,836 to related parties with interest payable at approximately 5% per annum become due and payable upon achievement of certain operational goals.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(13)   STOCK OPTION PLANS

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

       In June 1997, the Company established a 1997 Stock Option Plan (the 1997
Plan). Options exercisable for a total of 500,000 shares of the Company's Class A common stock are issuable under the 1997 Plan. The 1997 Plan is administered by the Board of Directors of the Company (or a committee of the Board) which determines the terms of options granted under the 1997 Plan, including the exercise price and the number of shares subject to the option. The 1997 Plan provides the Board of Directors with the discretion to determine when options granted thereunder shall become exercisable. During fiscal 1999, 210,698 stock options with up to a four-year vesting period were granted at exercise prices ranging from $1.688 to $2.875. As of June 30, 1999, 48,803 stock options under the 1997 Plan remained available for grant. During fiscal 1998, 240,499 stock options with up to a three-year vesting period were granted at exercise prices ranging from $1.875 to $4.50.

       On February 10, 1998, the Company adopted a plan to reduce the exercise price on the stock options under the Company's 1994 and 1997 Plans on specified dates to $2.625 provided the holder is a current employee on the applicable future dates. The exercise price on one-half of each outstanding option was reduced to $2.625 on October 10, 1998 pursuant to the plan. A similar reduction in the exercise price for the remaining half of the options occurred on April 10, 1999, provided the option holder was still employed by the Company at that time.

       During the year ended October 31, 1998, the Company granted stock options to purchase 33,333 shares of Class A common stock at an exercise price of $4.50 to each of three stockholders of the Company. The options were granted in exchange for consulting services. See Note 17.

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

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share on a pro forma basis would be as indicated below:



                                            TRANSITION
                                           PERIOD ENDED
                                             JUNE 30,              YEARS ENDED OCTOBER 31,
                                               1999               1998                1997
                                           -------------       -----------       -------------
Net loss:
  As reported                              $  (2,375,835)      $(7,259,959)      $  (51,022,312)
                                           =============       ===========       ==============
  Pro forma (unaudited)                    $  (2,847,535)      $(7,666,463)      $  (53,486,930)
                                           =============       ===========       ==============

Basic and diluted net loss per share:
  As reported                              $       (0.44)      $     (1.22)      $        (8.89)
                                           =============       ===========       ==============
  Pro forma (unaudited)                    $       (0.53)      $     (1.29)      $        (9.32)
                                           =============       ===========       ==============

       Pro forma net losses reflect only options granted during the Transition Period, and in fiscal years ended 1998, 1997, and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to November 1995 are not considered under SFAS No. 123.

       For purposes of the SFAS No. 123 pro forma net loss and net loss per share calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the Transition Period ended June 30, 1999 and the years ended October 31, 1998 and 1997:

                                         TRANSITION
                                         PERIOD ENDED
                                           JUNE 30,    YEARS ENDED OCTOBER 31,
                                            1999          1998       1997
                                         ------------     -----     -----
    Dividend yield                            0%              0%        0%
    Expected volatility                     100%          71.62%    71.62%
    Risk free interest rate                5.67%           5.65%     6.12%
    Expected lives (years)                  5.0             5.0       5.0

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Activity related to the stock option plans is summarized below:


                                        TRANSITION PERIOD ENDED
                                                JUNE 30,                       YEARS ENDED OCTOBER 31,
                                                 1999                        1998                     1997
                                        ----------------------      ---------------------      ---------------------
                                                     WEIGHTED                    WEIGHTED                  WEIGHTED
                                        NUMBER        AVERAGE        NUMBER       AVERAGE      NUMBER       AVERAGE
                                          OF         EXERCISE          OF        EXERCISE        OF         EXERCISE
                                        SHARES         PRICE         SHARES       PRICE        SHARES        PRICE
                                       -------       ---------      -------     ---------     --------     ---------
Balance at the beginning of year       685,610       $   17.42      710,717     $   24.15      534,900     $   29.43
Granted                                210,698            1.93      240,499          3.01      282,233         22.32
Exercised                               (1,617)           2.63         --             --        (2,983)        21.72
Forfeited                             (145,545)          22.18     (265,606)        21.94     (103,433)        23.82
                                      --------                     --------                   --------
Balance at the end of year             749,146           12.73      685,610         17.42      710,717         24.15
                                      ========                     ========                   ========
Exercisable at the end of year         358,800           23.02      426,311         24.70      428,928         24.48
                                      ========                     ========                   ========
Weighted-average fair value of
options granted during the year       $   1.39                     $   1.91                   $  14.04
                                      ========                     ========                   ========

       The following table summarizes the status of outstanding stock options as of June 30, 1999:


                                                     OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                       -------------------------------------------------    -------------------------
                                                        WEIGHTED
                                                        AVERAGE             WEIGHTED                        WEIGHTED
                                        NUMBER OF      REMAINING            AVERAGE          NUMBER OF      AVERAGE
                                         OPTIONS      CONTRACTUAL           EXERCISE          OPTIONS       EXERCISE
          RANGE OF EXERCISE PRICES     OUTSTANDING    LIFE (YEARS)           PRICE          EXERCISABLE      PRICE
          ------------------------     -----------    ------------        ----------        -----------     --------
             $1.688 - $4.50              446,481         9.33             $    2.61            56,135       $   2.49
             $13.20 - $16.50              28,666         5.33                 13.24            28,666          13.24
             $24.00                      141,667         7.00                 24.00           141,667          24.00
             $28.86 - $43.14             132,332         7.08                 30.76           132,332          30.76
                                         -------                                              -------
                                         749,146                                              358,800
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

(14)   BENEFIT PLAN

       The Company has adopted a defined contribution benefit plan (the "Plan") that complies with section 401(k) of the Internal Revenue Code and provides for discretionary Company contributions. Employees who complete three months of service are eligible to participate in the Plan. The Company did not make any contributions to the Plan for the Transition Period ended June 30, 1999 or the fiscal year ended October 31, 1998.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)   STOCKHOLDERS' EQUITY

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

       (A)    STOCK REPURCHASE ACTIVITY

              In connection with a stock repurchase program authorized by the Board of Directors on December 17, 1997, the Company purchased a total of 844,667 shares of the Company's Class A common stock in open market activities at a total cost of $2,315,983 through October 31, 1998. On October 30, 1998, the Board of Directors authorized another repurchase program whereby the Company may repurchase up to 666,667 shares of its Class A common stock on the open market. On January 11, 1999, the Company retired all 844,667 shares of Class A common stock described above. As of June 30, 1999, the Company had repurchased an additional 78,600 shares at prices ranging from $1.49 to $2.94 per share for a total cost of $193,990.

       (B)    PREFERRED STOCK

              Series A 8% Convertible Preferred Stock ("Series A Stock"); stated value $1,000 per share and liquidation value of 120% of stated value. The holder of Series A Stock is entitled to receive, when, as and if declared by the Board of Directors, an annual cumulative dividend of $80 per share payable quarterly in cash or Common stock. Cumulative undeclared and unpaid dividends at June 30, 1999 total $33,333 or $11.11 per share. At the option of the Holder, beginning 180 days after the issue date, each share of Series A Stock is convertible into Common Stock at a price equal to $3.00 per share. The Company may redeem the Series A Stock at prices ranging from 105% to 120% of stated value, plus accrued and unpaid dividends beginning from 180 days and ending 360 days from the Issue Date, May 10, 1999. If the Series A Stock is not redeemed or converted into shares of the Company's Common Stock by May 10, 2000, then the Series A Stock automatically converts into shares of the Company's Series B Preferred Stock.

              Series B 8% Convertible Preferred Stock ("Series B Stock");
       stated value $1,000 per share is entitled to one vote for each share of common stock into which it may convert. The Series B Stock is entitled to the same dividends as the Series A Stock. Each share of Series B Stock is generally convertible into Common Stock at an amount equal to the lower of; i) 82% of the Market Price, as defined in the Certificate of Designation; ii) $3.00 per common share, or; iii) 118% of the closing bid price on NASDAQ, as defined. There are no shares of Series B Stock issued or outstanding.

       (C)    ESCROW SHARES

              As a condition of the Company's initial public offering in March 1995, the underwriter required that an aggregate of 1,066,667 shares of the Company's Class B common stock be designated as escrow shares. The escrow shares are not assignable or transferable until certain earnings or market price criteria have been met. As of January 31, 1999, such criteria have not been met and the shares have been canceled and contributed to the Company's capital.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       (D)    WARRANTS

              The following table summarizes warrant activity for the Transition Period ended June 30, 1999 and the year ended October 31, 1998:


                                                        CLASS A            CLASS C           CLASS D       CLASS E
                                                     ------------          --------          -------      -----------
         Outstanding as of October 31, 1997 and
            October 31, 1998                                  --             55,000           55,000           66,667
         Issued in connection with consulting
            services                                       50,000                --               --               --
         Issued in connection with the Transaction         87,500                --               --               --
                                                     ------------          --------          -------      -----------
         Outstanding as of June 30, 1999                  137,500            55,000           55,000           66,667
                                                     ============          ========          =======      ===========
         Exercise price                              $  2.88-3.00          $  33.00          $ 42.00      $4.50-24.00
                                                     ============          ========          =======      ===========

              Class A, Class C, Class D and Class E warrant entitles the holder to one share of Class A common stock. With the exception of the 50,000 Class A warrants issued in connection with consulting services that vest over a 24-month period, all outstanding warrants are exercisable as of June 30, 1999.

              In April 1999, the Company retained the services of a financial relations firm. In connection with the consulting services to be provided, the Company issued stock purchase warrants to purchase 50,000 shares of the Company's Class A common stock at $2.90 per share. The exercise period of the warrants expires in April 2002, and the warrants vest ratably over a 24-month period from the date of issuance.

              On May 11, 1999, the Company issued stock purchase warrants to purchase 87,500 shares of Class A common stock at $3.00 per share to the Shaar Fund, Ltd. in connection with the issuance of its Series A Preferred Stock (see Note 15(b)). The exercise period of the warrants expire in May 2004.

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

              In November 1996, the Company issued stock purchase warrants to purchase 16,667 shares of Class A common stock at $32.25 per share in connection with the amendment and restatement of a License Agreement with FortuNet. The exercise period of the warrants expires in November 2001. On January 6, 1997, the Company lowered the exercise price of the stock purchase warrants to $24 per share, such price being the trading price of the Class A common stock at the close of the previous business day. On

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       September 7, 1999, the Company lowered the exercise price on the stock purchase warrants to $4.50 per share, such price representing a premium to the then trading price of the Class A common stock which was $3.69. (See Note 17.)

 (16)  INCOME TAXES

       Income tax benefit differed from the amounts computed by applying the U.S. Federal corporate income tax rate of 34% to net loss as a result of the following:


                                       1999               1998                1997
                                   ------------       ------------       ------------
Computed expected tax benefit      $    807,784       $  2,468,386       $ 17,347,586
Change in valuation allowance          (687,890)        (2,127,293)       (17,328,254)
Non-deductible payments                (119,894)          (416,498)              --
Other                                      --               75,405            (19,332)
                                   ------------       ------------       ------------

                                   $       --         $        --        $       --
                                   ============       ============       ============

       The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                    1999               1998
                                                ------------       ------------

Deferred tax assets:
    Net operating loss carryforward             $ 29,108,815       $ 18,836,132
    Property and equipment                           843,204          1,135,837
    Deferred start-up costs                          568,973            825,091
    Accrued product warranty costs                      --            1,825,463
    Issuance of stock options and warrants           819,219            864,577
    Allowance for bad debts                        1,517,086              3,355
    Provision for inventory valuation              3,092,828          2,968,066
    Accrued liabilities                              829,398          1,198,426
    Deferred revenue                                 146,398            154,027
    Other                                            906,293            129,850
                                                ------------       ------------
                                                  37,832,214         27,940,824
Less:
    Valuation allowance                          (28,628,714)       (27,940,824)
    Valuation allowance related to the
       TNCi acquisition                           (9,203,500)              --
                                                ------------       ------------
                                                $        --        $       --
                                                ============       ============

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management has provided a valuation allowance for 100% of the deferred tax assets as the likelihood of realization cannot be determined. As of June 30, 1999, the Company has a net operating loss (NOL) carryforward for federal income tax purposes of approximately $77,600,000, which begins

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



to expire in 2009, and a research and experimentation tax credit of approximately $247,000. The Company likely underwent a change in ownership in accordance with Internal Revenue Code Section 382, the effect of which has not yet been determined by the Company. This change would effect the timing of the utilization of the NOL, as well as the amount of the NOL which may ultimately be utilized, though it is not expected to materially effect the amount of the NOL carryforward.

(17)   RELATED PARTY TRANSACTIONS

       Prior to the Transaction, TNCi entered into a Secured Promissory Note with GTL in the principal amount of $750,000, bearing interest at a rate of 9.5% per annum, and a related security agreement granting GTL a security interest in its assets (the "Promissory Note"). The Promissory Note is convertible into shares of TNCi's Series C 8% Preferred Stock at the discretion of GTL.

       GTL has also advanced approximately $898,000 to TNCi in the form of intercompany advances. Both the Promissory Note and the advances have been eliminated in consolidation at June 30, 1999.

       The Company's Chief Executive Officer is a principal of Ocean Castle Investments, LLC (Ocean Castle) which maintains administrative offices for the Company's Chief Executive Officer, Corporate Secretary and certain other employees of the Company for which the Company pays rent and other administrative expenses pursuant to an agreement. During the year ended October 31, 1998, Ocean Castle executed consulting agreements with two principal stockholders of the Company. The rights and obligations of Ocean Castle under the agreements were assumed by TNCi in connection with the Transaction. The consulting agreements require payments aggregating $1,000,000 to each of the consultants through December 2003 in exchange for advisory services. Each of the consultants also received stock options to purchase 33,333 shares of Class A Common Stock of the Company at an exercise price of $4.50. As of June 30, 1999, TNCi determined that the consulting agreements had no future value due to TNCi's shift away from in-flight entertainment into alternative markets such as leisure cruise and passenger rail transport. Only limited services were provided in 1999 and no future services will by utilized. Accordingly, TNCi recorded a charge to general and administrative expenses in the Transition Period of $1.6 million representing the balance due under such contracts.

       In August 1999, the Company executed a separation and release agreement with a shareholder and former officer of TNCi, pursuant to which the Company paid approximately $85,000 in the form of unregistered shares of the Company's Common Stock.

       In June 1999, the Company loaned to a vice president of TNCi $75,000 for the purpose of assisting in a corporate relocation to the Company's headquarters in Phoenix, Arizona. Such loan is secured by assets of the employee. The note matures in August 2009 and bears an interest rate of approximately 5%.

       The Company has an Intellectual Property License and Support Services Agreement (the "License Agreement") for certain technology with FortuNet, Inc. ("FortuNet"). FortuNet is owned by a principal stockholder and previous director of the Company. The License Agreement provides for an annual license fee of $100,000 commencing in October 1994 and continuing through November 2002. The Company paid FortuNet $100,000 during each of the years ended October 31, 1998 and 1997. As of October 31, 1998, the remaining commitment of $400,000 was included in accrued liabilities in the consolidated balance sheet. TNCi assumed this liability in connection with the Transaction. Subsequent to June 30, 1999, TNCi agreed to a termination of this agreement and paid Fortunet $100,000 plus legal fees. GTL agreed to reprice certain warrants and options held by FortuNet and a principal shareholder of FortuNet (See Note 15(d)). The Company recorded a special charge of

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$120,320 during the Transition Period for such repricing. The Company had revised its estimated accrual to $200,000 which is included in accrued liabilities in the consolidated balance sheet at June 30, 1999.

       During the year ended October 31, 1998, the Company extended by one year a consulting agreement with a former officer of the Company pursuant to which the Company will pay $55,000 for services received during the period November 1999 through October 2000. TNCi has assumed the liability for the consulting agreement in connection with the Transaction in the amount of $73,000 which is included in accrued liabilities in the consolidated balance sheet at June 30, 1999.

       In October 1998, the Company entered into a consulting agreement with First Lawrence Capital Corp. (First Lawrence) to perform various financial advisory services related to ongoing business development and management. The former managing director of First Lawrence is also a director of the Company. The Company retained, on a full time basis as President and Chief Operating Officer, the services of the former managing director of First Lawrence effective December 12, 1998. Accordingly, the Company entered into an employment contract with such individual. During the year ended October 31, 1998, the Company paid $11,846 under the First Lawrence consulting agreement (See Notes 18 and 23). The Company also pays for office expenses and rent of First Lawrence under the terms of the agreement. The Company paid approximately $35,803 during the Transition Period for such expenses. The Company executed a consulting agreement with the Whitestone Group, LLC, a shareholder of First Lawrence. Pursuant to the agreement, the Company paid $250,000 for consulting services received during fiscal 1998.

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

       During the year ended October 31, 1998, the Company executed severance and consulting agreements with three former officers pursuant to which the Company paid the former officers and set aside restricted funds in the amounts of $3,053,642 and $735,000, respectively. The consulting agreements all expire by September 1999. Payments totaling $735,000 have been and continue to be made from restricted cash of the Company through September 1999. Expenses associated with these agreements were charged to general and administrative expenses in the Transition Period ended June 30, 1999 and the year ended October 31, 1998. Additionally, the Company's stockholders' agreement with principle stockholders covering certain corporate governance matters was cancelled.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       During the year ended October 31, 1996, GTL executed severance agreements with three former officers pursuant to which the Company will pay severance of $752,500 over a three-year period. As of June 30, 1999 and October 31, 1998, $18,000 and $55,000 remained to be paid under these agreements. Such liabilities were assumed by TNCi in connection with the Transaction.

(18)   COMMITMENTS AND CONTINGENCIES

       (A)    LAWSUIT

              First Lawrence Capital Corp. v. James Fox, Irwin Gross and Interactive Flight Technologies, Inc., Supreme Court of the State of New York, No. 7196/99. This is a claim made against the Company arising from the hiring by the Company of James Fox, a former First Lawrence employee. First Lawrence asserts that business opportunities of First Lawrence were diverted to the Company by James Fox and the Company. This case has been settled for 250,000 shares of the Company's common stock. Additionally, in connection with the settlement, the Company entered into a two year consulting agreement with First Lawrence beginning February 1, 2000 whereby the Company will pay $41,667 per month and in exchange, First Lawrence will be available to perform management consulting services to IFT Holdings, Ltd. (UK). The Company accrued $1.8 million as a special charge for this settlement during the Transition Period.

              Fidelity and Guaranty Insurance Company v. Interactive Flight Technologies, Inc., United States District Court for the District of Minnesota, CV No. 99-410. This is a declaratory judgment action where the Company and its insurers are seeking a declaration of the applicability of an excess liability policy to claims made by the estates of victims of the crash of Swissair Flight No. 111 on September 2, 1998.

              Barington Capital Group, L.P. et al. v. Yuri Itkis et al. (No. 98103878). On March 6, 1998, the Company was named as a nominal defendant in a derivative action filed in the Supreme Court of the State of New York, County of New York. The lawsuit named ten former officers and directors of the Company and alleged various breaches of fiduciary duty. On October 21, 1998, the Company settled the lawsuit with Barington Capital Group, L.P. ("Barington"). As part of the settlement, the Company engaged Barington to provide investment banking services for a period of twelve months and has paid Barington a retainer of $250,000 and a twelve-month consulting fee of $360,000. The Company also paid Barington $150,000 for reimbursement of litigation and proxy solicitation expenses. The agreement requires the payment of additional fees should the Company utilize the services of Barington through October of 1999.

              Hollingsead International, Inc. v. The Network Connection, Inc., State Court of Forsyth County, State of Georgia, Civil Action File No. 99S0053. Hollingsead International, Inc. ("Hollingsead") filed suit against the Company on January 28, 1999, alleging that the Company failed to pay invoices submitted for installation and service of audio-visual systems in its aircraft. Hollingsead sought damages in the amount of $356,850, in addition to interest at the rate of 18% per annum from March 2, 1998, attorneys' fees and punitive damages. The parties entered into a settlement agreement on or about August 5, 1999 that provided for the payment of $427,870 by the Company, to be paid in installments, including interest accruing at 8.0% per annum from July 28, 1999 until the balance is paid. The last installment is due on or before December 20, 1999. Under the settlement agreement, the Company will dismiss its counterclaims with prejudice and Hollingsead will dismiss its Complaint with prejudice upon completion of all payments by the Company. The Company recognized a liability for this settlement at June 30, 1999 in the form of purchase price consideration which is included in accounts payable.

              Sigma Designs, Inc. ("Sigma") v. The Network Connection, Inc., United States District Court, Northern District of California, San Jose Division, Civil Action File No. 98-21149J(EAI). Sigma filed a Complaint against the Company on December 1, 1998, alleging breach of contract and action on account. Sigma claims that the Company failed to pay for goods that it shipped to the Company. The matter was settled by written agreement dated January 22, 1999, contingent upon registration of the TNCi Common

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Stock and warrants issued to Sigma as a part of such settlement and payment by the Company of $50,000. The Company did not complete its obligations under the terms of the original settlement agreement. On or about May 1999, the shares of TNCi issued to Sigma as a part of the settlement of the above-referenced lawsuit were sold by Sigma to the Company. The lawsuit was dismissed with prejudice on July 12, 1999 as a condition of GTL's purchase. The purchase of these shares from Sigma was deemed to be part of GTL's purchase price of TNCi. (See Note 2.)

              Swissair/Mdl-1269, In regards to an air crash near Peggy's Cove, Nova Scotia. This multi-district litigation relates to the crash of Swissair Flight No. 111 on September 2, 1998 in waters near Peggy's Cove, Nova Scotia resulting in the death of all 229 people on board. The Swissair MD-11 aircraft involved in the crash was equipped with an Entertainment Network System that had been sold to Swissair by the Company. Following the crash, investigations were conducted and continue to be conducted by Canadian and United States agencies concerning the cause of the crash. No investigative agency has linked the Entertainment Network System to the crash. Estates of the victims of the crash have filed lawsuits throughout the United States against Swissair, Boeing, Dupont and various other parties, including the Company. TNCi was not a party to the contract for the Entertainment Network System, but has been named in some of the lawsuits filed by families of victims on a claim of successor liability. The Company and TNCi deny all liability for the crash. TNCi is being defended by the aviation insurer for the Company.

              Federal Express Corporation v. The Network Connection, Inc., State Court of Forsyth County, State of Georgia, Civil Action File No. 99-SC-0053. This lawsuit was served on the Company on or about July 22, 1999 by Federal Express Corporation. The suit alleges the Company owes Federal Express approximately $110,000 for past services rendered.

               The Company is subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of June 30, 1999, the effect of such matters will not have a material adverse effect on the Company's results of operations and financial position.

       (B)    LEASE OBLIGATIONS

              The Company leases office space and furniture under operating leases that expire at various dates through June 2003. The future minimum lease commitments under these leases are as follows:

               YEAR ENDING                    OPERATING
                 JUNE 30,                       LEASES
               -----------                    ---------

                 2000                          $196,088
                 2001                           199,085
                 2002                           145,452
                 2003                            34,551
                                               --------
                                               $575,176
                                               ========

              Rental expense under operating leases totaled $338,082, $960,745 and $920,412 for the Transition Period ended June 30, 1999, and the years ended October 31, 1998 and October 31, 1997, respectively.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (C)    CARNIVAL AGREEMENT

              In September 1998, the Company entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival"), for the purchase, installation and maintenance of its advanced cabin entertainment and management system for the cruise industry ("CruiseView") on a minimum of one Carnival Cruise Lines ship. During the four-year period commencing on the date of the Carnival agreement, Carnival has the right to designate an unspecified number of additional ships for the installation of CruiseView by the Company. The cost per cabin for CruiseView purchase and installation on each ship is provided for in the Carnival Agreement. In December 1998, Carnival ordered the installation of CruiseView on one Fantasy Class ship of Carnival Cruise Lines, which has been in operational use, on a test basis, since August 1999. In August 1999, Carnival ordered the installation of CruiseView on one Destiny Class ship of Carnival Cruise Lines.

              The terms of the Carnival Agreement provide that Carnival may return the CruiseView system within the Acceptance Period, as defined in the Carnival Agreement. For the Fantasy Class ship, the acceptance period is 12 months. As of June 30, 1999, the Company recorded deferred revenue of $365,851, reflecting amounts paid by Carnival. As of June 30, 1999, the Company has not recognized any revenue in association with the Carnival Agreement. The Company is required to provide a performance bond or standby letter of credit in favor of Carnival ensuring Carnival's ability to be repaid amounts previously paid to the Company in the event Carnival determines not to accept the system as permitted under the Carnival Agreement.

              The Company has not provided a bond or letter of credit as of June 30, 1999. Should Carnival require the Company to obtain a bond or letter of credit the Company may be required to provide cash collateral to a financial institution securing such obligation.

       (D) SPECIAL CHARGES AND REVERSAL OF WARRANTY, MAINTENANCE AND COMMISSION ACCRUALS

              GTL has entered into sales contracts with three airlines, Swissair, Debonair Airways, Ltd. (Debonair) and Alitalia Airlines, S.p.A. (Alitalia) for the manufacture and installation of its in-flight entertainment network, and to provide hardware and software upgrades, as defined in the agreements. In connection with the Transaction, TNCi assumed all rights and obligations of the above contracts.

              Pursuant to the October 1997 agreement with Swissair, Swissair purchased shipsets for the first and business class sections of sixteen aircraft for an average of $1.7 million per aircraft. Included in the purchase price was material, installation, maintenance through September 1998, one-year warranty and upgrade costs for the sixteen aircraft. As of October 31, 1998, the Company had completed installations of the entertainment network on all of these aircraft. The agreement also required the Company to install the entertainment network in the first, business and economy class sections of three additional aircraft, at no charge to Swissair. The Company was responsible for all costs including entertainment network components, installation and maintenance through September 1998 for the three aircraft. As of October 31, 1998, the Company had completed installations of the entertainment network on all of these aircraft and title to each of these three shipsets had been transferred to Swissair. The estimated material, installation, maintenance and one-year warranty and upgrade costs for these three shipsets of $14,292,404 is included in the accompanying statement of operations as a special charge for the year ended October 31, 1997. During the fiscal year ended October 31, 1998, the Company recognized a recovery of special charges of $606,508. The recovery of special charges resulted from a reduction in the number of entertainment networks

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       requiring maintenance in the economy class sections of the Swissair aircraft and a reduction in development expenses.

              In April 1998 and October 1998, the Company entered into additional contracts with Swissair. The first letter of intent relates to a $4.7 million order for first and business class installations on four Swissair MD-11 aircraft that are being added to the Swissair fleet. Swissair had made payments of $1,450,000 on the $4.7 million order through February 1999. No payments have been received since February. The second contract was to extend the warranty on all installed systems for a second and third year at a price of $3,975,000. Through February 1999, the Company had been paid $707,500 under this contract. No subsequent payments have been received from Swissair.

              On October 29, 1998, GTL was notified by Swissair of its decision to deactivate the entertainment networks on all Swissair aircraft. However, by April 1999, discussions between the Company and Swissair regarding outstanding financial matters related to current accounts receivable, inventory, purchase commitments and extended warranty obligations, as well as planning discussions for an October 1999 reactivation ceased to be productive. On May 6, 1999, GTL filed a lawsuit against Swissair in the United States District Court for the District of Arizona seeking damages for Swissair's failure to honor its obligations for payment and reactivation of the Company's Entertainment Network.

              The Swissair agreements are not assignable to third parties under the terms of such agreements. However, in connection with the Transaction, GTL has agreed to pay to TNCi any net proceeds, if any, received from Swissair as a result of the above litigation or otherwise. Further, TNCi, as a subcontractor to GTL, will assume any operational responsibilities of the Swissair agreement in the event that such requirement arises.

              As a result of the above events, management concluded that its only source of future payment, if any, will be through the litigation process. In addition, with the deactivation of the entertainment system and Swissair's breach of its agreements, the Company believes it will not be called upon by Swissair to perform any ongoing warranty, maintenance or development services. Swissair's actions have rendered the Company's accounts receivable, inventory and deposits worthless as of June 30, 1999. Accordingly, the Company has recognized revenue on equipment sales to the extent of cash received of $876,000; charged off inventory to cost of equipment sales in the amount of $1,517,000; wrote off deposits of $655,000 to special charges; and reversed all warranty and maintenance accruals totaling $5,164,000.

              Pursuant to an agreement with Debonair, the Company was to manufacture, install, operate, and maintain the entertainment network on six Debonair aircraft for a period of eight years from installation. In February 1998, the Company and Debonair signed a Termination Agreement. Pursuant to the Termination Agreement, Debonair removed the entertainment network from its aircraft and the Company paid Debonair $134,235 as full and final settlement of all of its obligations with Debonair. Included in the accompanying statement of operations for the year ended October 31, 1997 are special charges of $956,447 for the cost of the first completed shipset and $2,881,962 to write-down all inventory related to the Debonair program.

              In connection with these agreements with Swissair and Debonair and the absence of any new entertainment network orders for the Company, property and equipment write-downs of $1,006,532 and $1,518,952 were recorded as special charges during fiscal 1998 and 1997, respectively.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Pursuant to an agreement with Alitalia, the Company delivered five first generation shipsets for installation on Alitalia aircraft during fiscal 1996. Alitalia has notified the Company that it does not intend to continue operation of the shipsets, and the Company has indicated that it will not support the shipsets.

              For the Transition Period ended June 30, 1999, the Company recorded warranty, maintenance and commission accrual adjustments of $5,117,704, $1,730,368 and $303,321, respectively, related to the
       Swissair and Alitalia matters. Such adjustments to prior period estimates, which totaled $7,151,393 resulted from an evaluation of specific contractual obligations and discussions between the new management of the Company and other parties related to such contracts. Based on the results of the Company's findings during this period, such accruals were no longer considered necessary.

       (E)    LETTER OF CREDIT

              In June 1999, the Company granted a letter of credit in the amount of $913,445 as security for the payment of certain equipment purchases made by an affiliate of the Company. To secure this letter of credit, the Company was required to provide cash collateral with a commercial bank.

       (F)    PURCHASE COMMITMENT

              On September 9, 1999, IFT Leasing entered into an agreement with International Lottery & Totalizer Systems, Inc., a California corporation ("ILTS"), to purchase an on-line lottery system for the operation of the Inter Lotto Lotteries. The base value of the lottery system purchased from ILTS is $12.3 million. In addition, IFT Management entered into an eight-year facilities management agreement with ILTS to provide operational and technology support for the system. Under this agreement, IFT Management is required to make weekly payments of $72,000 plus additional amounts based on the number of installed terminals and sales volumes upon the commencement of ticket sales through the system.

(19)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

       Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

       Since the fair value is estimated as of June 30, 1999, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

     The carrying amount of cash and cash equivalents approximates fair value because their maturity is generally less than three months. The fair value of current investments are approximately $4,594,751. The fair market value of the Company's investment in US Wireless Series B, assuming conversion into 67 shares or 100 shares, of common stock for each share of US Wireless Series B and a discount of 25% for potential lack of marketability of the unregistered shares, are estimated to be $5,715,000 and $8,572,000, respectively. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximate fair value as they are expected to be collected or paid within ninety days of year-end. The fair value of notes receivable and notes payable approximate the terms in the

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

(20) RISK RELATED TO CONCENTRATION IN THE VOLUME OF BUSINESS

       Sales of entertainment networks by the Company are typically made to a relatively few number of customers. This concentration of business among a few customers exposes the Company to significant risk. For the Transition Period ended June 30, 1999 and the fiscal years ended October 31, 1998 and 1997, one customer accounted for 91%, 98% and 95% of the Company's sales, respectively. Outstanding receivables from this customer were zero and $1.1 million, respectively at June 30, 1999 and October 31, 1998.

(21)   SUPPLEMENTAL FINANCIAL INFORMATION

       Supplemental disclosure of cash flow information is as follows:


                                                              TRANSITION
                                                             PERIOD ENDED
                                                               JUNE 30,        YEARS ENDED OCTOBER 31,
                                                                 1999            1998          1997
                                                             -----------       --------      --------
Cash paid for interest                                       $    35,624       $ 11,954      $ 13,423
                                                             ===========       ========      ========
Non-cash investing and financing activities:
  Acquisition:
      Fair value of assets (liabilities) acquired            $  (314,658)      $813,736      $   --
      Fair value of preferred stock issued                     4,080,000           --            --
      Note payable                                             3,467,045        125,000          --
                                                             ===========       ========      ========
  Capital lease obligations incurred                         $      --         $   --        $210,678
  Issuance of stock under stock option plan pursuant to
    cashless exercise option                                 $      --         $   --        $ 13,874
   Issuance of stock for services received                   $      --         $187,729      $466,875
                                                             ===========       ========      ========

(22)   OPERATING SEGMENTS

        In 1998, the Company adopted SFAS 131, which requires the reporting of operating segments using the "management approach" versus the "industry approach" previously required. The Company's reportable segments consist of TNCi and general corporate operations. TNCi's operations include development, manufacturing and marketing of computer-based entertainment and data networks, which provides users access to information, entertainment and a wide array of service options such as movies, shopping for goods and services, computer games, access to the World Wide Web and gambling, where permitted by applicable law. General corporate operations consists of developing and operating affiliate companies, most of which are engaged in telecommunications, e-commerce, networking solutions and gaming.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The following summarizes information related to the Company's segments. All significant intersegment activity has been eliminated. Assets are the owned or allocated assets used by each operating segment.


                                      TRANSITION
                                     PERIOD ENDED
                                       JUNE 30,             YEARS ENDED OCTOBER 31,
                                         1999               1998               1997
                                     ------------       ------------       ------------
Revenue
  TNCi                               $    958,607       $ 18,816,962       $ 11,100,709
  Other                                   623,854            325,999               --
                                     ------------       ------------       ------------
                                        1,582,461         19,142,961         11,100,709
Gross profit (loss)(a)
  TNCi                                   (559,196)         3,279,891        (13,777,751)
  Other                                   178,748            100,951               --
                                     ------------       ------------       ------------
                                         (380,448)         3,380,842        (13,777,751)
Operating income (loss)
  TNCi                                  2,338,326         (7,232,321)       (52,975,915)
  Other                                (5,321,945)        (2,276,918)              --
                                     ------------       ------------       ------------
                                       (2,983,619)        (9,509,239)       (52,975,915)
  General corporate operations
     Gain on sale of assets               133,396              --                 --
     Equity in loss of non-
     consolidated affiliate              (195,704)              --                 --
     Net interest                         985,545          2,239,101          2,157,252
     General and administrative              --                 --                 --
     Other income (expenses)               61,252             10,179           (203,649)
     Minority interest                   (376,705)              --                 --
                                     ------------       ------------       ------------
                                          607,784          2,249,280          1,953,603
Net loss                             $ (2,375,835)      $ (7,259,959)      $(51,022,312)
Total assets
  TNCi                                 14,752,462          4,238,030
  General corporate                    24,660,159         34,026,172
                                     ------------       ------------
     Total Assets                    $ 39,412,621       $ 38,264,202
                                     ============       ============

(a) Gross profit (loss) is the difference between Revenue and Cost of Revenue in the consolidated statement of operations.

(23)    SUBSEQUENT EVENTS

       In July and August 1999, the Company purchased all of the Series A and E notes and the Series D notes respectively, from the holders of such notes. Concurrent with such purchase by the Company and TNCi executed the fifth and sixth allonges to the Promissory Note which cancelled such Series Notes and rolled the principal balance, plus accrued but unpaid interest, penalties and redemption premiums on the Series Notes into the principal balance of the Promissory Note.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       On August 13, 1999, the Company and two of its officers entered into a Release and Settlement Agreement ("Agreement") with First Lawrence Capital Corp. See Note 18(a).

       On August 24, 1999, the Board of Directors of the Company approved the conversion of the Promissory Note and outstanding advances to TNCi into Series C Stock of TNCi and, the simultaneous conversion of the Series C Stock into TNCi's Common Stock in accordance with the designation of the Series C Stock. Such conversion, to the extent it exceeded approximately one million shares of TNCi's Common Stock on August 24, 1999, was contingent upon receiving shareholder approval to increase the authorized share capital which was subsequently approved on September 17, 1999. Accordingly, TNCi will issue to the Company approximately 4.7 million shares of its common stock.

       On August 24, 1999, the Board of Directors of the Company approved a $5 million secured revolving credit facility by and among the Company and TNCi ("the Facility"). The Facility provides that TNCi may borrow up to $5 million for working capital and general corporate purposes at the prime rate of interest plus 3%. The Facility matures in September 2001. TNCi paid an origination fee of $50,000 to the Company and will pay an unused line fee of 0.5% per annum. The Facility is secured by all of the assets of TNCi and is convertible, at the Company's option, into shares of the Series C Stock. The Company executed the Facility on October 12, 1999.

       In September 1999, the Company sold one of its two buildings in Alpharetta, Georgia. The net proceeds from the sale, plus cash of approximately $80,000 was used by the Company to repay the note payable due April 19, 2001. The sale of the second building is expected to occur in November 1999 and net proceeds are expected to be used to retire the note payable due 2009.

       In September 1999, the Company terminated the License Agreement with Fortunet. See Note 17.

     In September of 1999, IFT filed a lawsuit against Barrington Capital Group, L.P. in Maricopa County Superior Court, Arizona, seeking a declaratory judgment that no sums were owed to Barrington Capital pursuant to a Financial Advisory Service Agreement dated in October of 1998. In October of 1999, Barrington Capital Group filed a lawsuit on the same contract in the Supreme Court of the State of New York, County of New York, Index No. 99-604606, captioned Barrington Capital Group, L.P. v. Interactive Flight Technologies, Inc., alleging that Barrington is owed $1,750,471 in connection with services alleged to have been performed pursuant to the Financial Advisory Service Agreement. IFT denies all liability and denies that any sums are owed to Barrington.