Form 10QSB
period 1999-09-30
GLOBAL TECHNOLOGIES LTD
filed 1999-11-15
CIK 932021

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                 --------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________


                           Commission File No. 0-25668
                                               -------


                            GLOBAL TECHNOLOGIES, LTD.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                                         86-0970492
-------------------------------                       ----------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation of Organization)                       Identification Number)


                         1811 Chestnut Street, Suite 120
                        Philadelphia, Pennsylvania 19103
                ------------------------------------------------
                    (Address of Principal Executive Offices)

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
                                  Yes X     No
                                     ---      ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


           Class                              Outstanding at November 10, 1999
           -----                              --------------------------------
Class A common stock, $.01 par value                     6,113,244  shares
Class B common stock, $.01 par value                           -0-  shares


                  Transitional Small Business Disclosure Format

                                Yes         No X
                                   ---        ---

                            GLOBAL TECHNOLOGIES, LTD.

                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      Index


                                                                                     Page
                                                                                     ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1999
         (unaudited) and June 30, 1999................................................  3

         Condensed Consolidated Statements of Operations for the Three Months
         Ended September 30, 1999 and 1998 (unaudited)................................  4

         Condensed Consolidated Statements of Cash Flows for the Three Months
         Ended September 30, 1999 and 1998 (unaudited)................................  5

         Notes to Condensed Consolidated Financial Statements.........................  6

Item 2.  Management's Discussion and Analysis or Plan of Operation.................... 12

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings............................................................ 22

Item 2.  Changes in Securities........................................................ 23

Item 4.  Submission of Matters to a Vote of Security Holders.......................... 24

Item 6.  Exhibits and Reports on Form 8-K............................................. 24

SIGNATURES............................................................................ 27

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      September 30,            June 30,
                                                                                          1999                   1999
                                                                                      -------------         -------------
                                                                                       (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                                        $   9,257,226         $  15,521,275
     Restricted cash                                                                      1,376,652             1,412,736
     Investments                                                                          4,173,444             4,594,751
     Accounts receivable, net of allowance of $6,544                                      5,113,667               128,489
     Notes receivable from related parties                                                   97,932                98,932
     Inventories, net of allowance of $7,837,595                                          2,984,708             1,400,000
     Prepaid expenses                                                                       630,465               607,900
     Assets held for sale                                                                   400,000               800,000
     Other current assets                                                                   380,964               470,273
                                                                                      -------------         -------------
            Total current assets                                                         24,415,058            25,034,356
     Investments                                                                          5,903,089             5,752,599
     Note receivable from related party                                                      75,000                75,000
     Property and equipment, net of accumulated depreciation of $1,055,565
        and $915,901, respectively                                                        1,353,300             1,369,392
     Intangibles, net accumulated amortization of $259,122 and $74,981,
        respectively                                                                      6,995,493             7,119,806
     Other assets                                                                         2,873,604                61,468
                                                                                      -------------         -------------
            Total assets                                                              $  41,615,544         $  39,412,621
                                                                                      =============         =============
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                 $   5,394,048         $   2,530,675
     Accrued liabilities                                                                  2,548,083             2,292,609
     Deferred revenue                                                                     1,155,428               365,851
     Accrued product warranties                                                             144,750                    --
     Current maturities of notes payable                                                     23,473                24,391
     Notes payable to related parties                                                        68,836                68,836
                                                                                      -------------         -------------
            Total current liabilities                                                     9,334,618             5,282,362
Notes payable                                                                               605,650             3,467,045
Accrued litigation settlement                                                             1,000,000             1,843,750
                                                                                      -------------         -------------
            Total liabilities                                                            10,940,268            10,593,157
                                                                                      -------------         -------------
Minority interest                                                                         1,261,460             1,165,098

Commitments and contingencies

Stockholders' equity:
     Series A 8% Convertible preferred stock, 3,000 shares designated, issued
     and outstanding (liquidation preference of $1,200 per share)                                30                    30
     Series B 8% Convertible preferred stock, 3,000 shares designated, zero
     shares issued and outstanding                                                               --                    --
     Class A common stock, one vote per share, par value
        $0.01 per share, 40,000,000 shares authorized; 6,113,244 and
        5,460,636 shares issued and outstanding, respectively                                61,132                54,606
     Class B common stock, six votes per share, par value $0.01 per
        share, 4,000,000 shares authorized; zero shares issued and outstanding                   --                    --
     Additional paid-in capital                                                         115,675,071           113,462,394
     Accumulated other comprehensive income:
        Net unrealized loss on investment securities                                         (1,415)              (10,107)
     Accumulated deficit                                                                (86,127,012)          (85,658,567)
     Treasury stock, at cost; 78,600 shares                                                (193,990)             (193,990)
                                                                                      -------------         -------------
            Total stockholders' equity                                                   29,413,816            27,654,366
                                                                                      -------------         -------------
            Total liabilities and stockholders' equity                                $  41,615,544         $  39,412,621
                                                                                      =============         =============

See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   Three Months
                                                                                ended September 30,
                                                                         -----------         -----------
                                                                            1999                 1998
                                                                         -----------         -----------
Revenue:
     Equipment sales                                                     $ 5,550,560         $    89,028
     Service income                                                           59,827             465,404
                                                                         -----------         -----------
                                                                           5,610,387             554,432
                                                                         -----------         -----------
Costs and expenses:
     Cost of equipment sales                                               3,420,381             283,714
     Cost of service income                                                    8,580             146,362
     General and administrative expenses                                   2,416,965           4,847,618
     Special charges                                                              --            (190,000)
     Depreciation and amortization expense                                   325,066             330,300
                                                                         -----------         -----------
                                                                           6,170,992           5,417,994
                                                                         -----------         -----------
        Operating loss                                                      (560,605)         (4,863,562)

Other:
     Interest expense                                                         (8,651)             (2,390)
     Interest income                                                         303,838             591,114
     Equity in loss of nonconsolidated affiliates                           (152,576)                 --
     Other income (expense)                                                   13,408              (2,628)
                                                                         -----------         -----------
        Net loss before minority interest and preferred dividends        $  (404,586)        $(4,277,466)
                                                                         -----------         -----------
     Minority interest                                                       (94,529)                 --

        Net loss before preferred dividends                              $  (499,115)        $(4,277,466)

Cumulative dividend on preferred stock                                       (60,000)                 --
                                                                         -----------         -----------
Net loss attributable to common stockholders                             $  (559,115)        $(4,277,466)
                                                                         ===========         ===========
Basic and diluted net loss  per share of common stock                    $     (0.10)        $     (0.75)
                                                                         ===========         ===========
Weighted average shares outstanding: basic and diluted                     5,834,662           5,704,055
                                                                         ===========         ===========

See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Three months         Three months
                                                                                            ended                ended
                                                                                        September 30,        September 30,
                                                                                             1999                 1998
                                                                                        -------------        -------------

Cash flows from operating activities:
     Net loss                                                                           $   (499,115)        $ (4,277,466)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                       325,066              330,300
         Equity in loss of nonconsolidated affiliates                                        152,576                   --
         Loss applicable to minority interest                                                 94,529                   --
         Special charges                                                                          --             (190,000)
         Loss on sale of assets held for sale                                                  4,506                   --
         Non cash compensation expense                                                        85,000                   --
         Loss on disposals of property and equipment                                              --                2,629
         Changes in assets and liabilities, net of acquisition:
            Increase in accounts receivable                                               (4,985,178)            (578,567)
            Increase in inventories                                                       (1,584,708)             (52,820)
            Decrease in prepaid expenses, other current assets
                and other assets                                                              54,608               66,516
            Increase in accounts payable                                                   2,822,053               32,855
            Decrease in accrued liabilities                                                 (187,919)            (678,059)
            Increase in deferred revenue                                                     789,577               36,263
            Increase in accrued product warranties                                           144,750               82,749
                                                                                        ------------         ------------
                        Net cash used in operating activities                           $ (2,784,255)        $ (5,225,600)
                                                                                        ------------         ------------
Cash flows from investing activities:
     Maturities of investment securities                                                   1,450,079            1,216,653
     Purchases of investment securities                                                   (1,489,085)          (2,105,606)
     Sales of investment securities                                                          469,005                   --
     Investments in affiliates                                                              (387,534)                  --
     Payments received on related party note receivable                                        1,000                   --
     Deposits on property and equipment                                                   (2,800,000)                  --
     Purchases of property and equipment                                                    (123,572)             (51,680)
     Proceeds from sale of equipment                                                              --                3,389
     Proceeds from sale of assets held for sale                                              395,494                   --
     Decrease (Increase) in restricted cash                                                   36,084           (1,153,024)
     Purchase of Johnny Valet, Inc.                                                               --             (688,736)
     Payments to purchase Series A, D and E notes                                           (555,000)                  --
                                                                                        ------------         ------------
                        Net cash used in investing activities                           $ (3,003,529)        $ (2,779,004)
                                                                                        ------------         ------------
Cash flows from financing activities:
     Payments on capital lease obligations                                                        --              (20,775)
     Payments on notes payable                                                              (476,265)                  --
     Purchase of treasury stock                                                                   --           (1,305,004)
                                                                                        ------------         ------------
                        Net cash used in financing activities                           $   (476,265)        $ (1,325,779)
                                                                                        ------------         ------------
                        Net decrease in cash and cash equivalents                         (6,264,049)          (9,330,383)

Cash and cash equivalents at beginning of period                                          15,521,275           38,961,896
                                                                                        ------------         ------------
Cash and cash equivalents at end of period                                              $  9,257,226         $ 29,631,513
                                                                                        ============         ============

See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



PART I. FINANCIAL INFORMATION

Basis of Presentation

(1) Principles of Consolidation

     The condensed consolidated financial statements include the accounts of Global Technologies, Ltd. ("Global") and its wholly-owned subsidiaries: IFT Holdings Limited, IFT Management Limited, Interactive Flight Technologies (Gibraltar) Limited, IFT Lottoco, Inc., IFT Subco, Inc., IFT Investments Limited, IFT Leasing Limited, and MTJ Corp. (inactive subsidiary that formerly operated the Company's dry cleaning business); and the majority-owned and controlled subsidiary, The Network Connection, Inc. ("TNCi") (collectively, the "Company"). The ownership interest of minority shareholders in TNCi are recorded as "minority interest" on the accompanying consolidated financial statements. TNCi was acquired by Global effective May 1, 1999 for accounting purposes (the "Transaction"). All significant intercompany accounts and transactions have been eliminated.

     The equity method of accounting is used for the Company's 50% or less owned affiliates (Inter Lotto (UK) Limited and Donativos S.A. de C.V.) over which the Company has the ability to exercise significant influence. The amount by which the Company's carrying value in each such affiliate exceeds its share of the underlying net assets of such equity affiliate ("Equity Goodwill") is amortized over five years on a straight-line basis from the date of acquisition which adjusts the Company's share of such affiliate's earnings or losses. The Company's investment in US Wireless Corporation is accounted for at cost ($3.0 million).

     The Company continually evaluates investments for indications of impairment based on the market value of each investment relative to cost, financial condition, near-term prospects of the investment, and other relative factors. If impairment is determined the carrying value is adjusted to fair value.

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the transition period ended June 30, 1999, included in the Company's Annual Report on Form 10-KSB.

     The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

(2) Use of Estimates

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

(3) Reverse Stock Split

     On October 30, 1998, the stockholders of the Company approved a one-for-three reverse stock split on the Company's Class A Common Stock and Class B Common Stock. One share was issued for each three shares held by stockholders of record as of the close of business on November 2, 1998.

     All references to the number of shares of Class A and B Common Stock and per share amounts elsewhere in the condensed consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the reverse split for all periods presented prior to the reverse split.

(4) Notes Payable

     Prior to the Transaction, TNCi entered into a Secured Promissory Note with Global in the principal amount of $750,000, bearing interest at a rate of 9.5% per annum, and a related security agreement granting Global a security interest in TNCi's assets (the "Promissory Note"). The Promissory Note is convertible into shares of TNCi Series C 8% convertible preferred stock ("TNCi Series C Stock") at the discretion of Global.

     In July and August 1999, Global purchased all of the Series A and E notes and the Series D notes issued by TNCi (collectively, the "Series Notes"), respectively, from the holders of such notes. Concurrent with such purchase by Global, TNCi executed the fifth and sixth allonges to the Promissory Note which cancelled such Series Notes and rolled the principal balance, plus accrued but unpaid interest, penalties and redemption premiums on the Series Notes, into the principal balance of the Promissory Note. Subsequent to May 18, 1999, Global has also advanced working capital to TNCi in the form of intercompany advances. In August 1999, TNCi executed the seventh allonge to the Promissory Note which rolled the intercompany advances into the principal balance of the Promissory Note. As of September 30, 1999, the Promissory Note had a principal balance of $4.3 million which has been eliminated in consolidation.

     On August 24, 1999, the Board of Directors of Global approved the conversion of the Promissory Note into approximately five million shares of TNCi common stock at a price per share equal to 66.67% of the average of the five lowest last sale prices of a share of TNCi common stock as reported by the Nasdaq National Market out of the 20 trading days immediately preceding August 24, 1999. Such conversion was contingent upon receiving shareholder approval to increase the authorized share capital of TNCi. This increase was subsequently approved at the September 17, 1999 Special Meeting of TNCi shareholders.

     On August 24, 1999, the Company's Board of Directors approved a $5 million secured revolving credit facility by and between TNCi and Global (the "Facility"). The Facility provides that TNCi may borrow up to $5 million for working capital and general corporate purposes at the prime rate of interest plus 3%. The Facility matures in September 2001. TNCi paid an origination fee of $50,000 to Global and will pay an unused line fee of 0.5% per annum. The Facility is secured by all of the assets of Global and is convertible, at Global's option, into shares of TNCi Series C Stock. The Company executed the Facility on October 12, 1999.

     In September 1999, TNCi sold one of its two buildings in Alpharetta, Georgia. The net proceeds of approximately $390,000 from the sale, plus cash of approximately $80,000, were used to repay a note payable due April 2001, in the principal amount of $470,000. The sale of the second building occurred in November 1999. The net proceeds of approximately $390,000 from the sale were used to retire a note payable due 2009 in the principal amount of $217,000.

     In October 1999, a note payable of TNCi in the principal amount of $400,000 due September 5, 1999 was converted into 200,000 shares of TNCi common stock.

(5) Preferred Stock

     The Company issued 3,000 shares of its Series A 8% Convertible Preferred Stock ("Series A Stock") to a third party in May 1999 in connection with the Transaction. The Series A Stock has a stated value of $1,000 per share and liquidation value of 120% of stated value. The holder of Series A Stock is entitled to receive, when, as and if declared by the Board of Directors, an annual cumulative dividend of $80 per share payable quarterly in cash or common stock. Cumulative undeclared and unpaid dividends at September 30, 1999 total $93,333 or $31.11 per share of Series A Stock. Beginning November 6, 1999, the holder may request redemption or that each share of Series A Stock be converted into Class A Common Stock at a price equal to $3.00 per share or into Series B 8% Convertible Preferred Stock (the "Series B Stock") at the rate of 1.19 shares of Series B Stock for each share of Series A Stock. Global's Series B Stock is entitled to one vote for each share of Common Stock into which it may convert. There are no shares of Series B Stock outstanding.

     Global may redeem the Series A Stock at prices ranging from 115% to 125% of stated value, plus accrued and unpaid dividends, at any time between November 6, 1999 and May 4, 2000. If the Series A Stock is not redeemed or converted into shares of Global's Common Stock by May 5, 2000, then the Series A Stock automatically converts into shares of Series B Stock at the rate of 1.25 shares of Series B Stock for each share of Series A Stock.

     Shares of Series B Stock are convertible into Class A Common Stock of Global at a price per share equal to the lower of (a) 82% of Market Price (as defined in the Certificate of Rights, Preferences, and Designations of the Series B Stock) or (b) $3.00 per share of Class A Common Stock.

     On November 10, 1999, the Board of Directors of the Company approved the redemption of the Series A Stock as of November 6, 1999 for approximately $3.57 million, consisting of its stated value of $3 million, plus accrued and unpaid dividends of approximately $120,000 and a redemption premium of approximately $450,000.

(6) Pro Forma Information

     Pro forma unaudited operations data assuming the TNCi acquisition had taken place on July 1, 1998 is as follows:

                                            Three Months Ended
                                            September 30, 1998
                                            ------------------
Revenue                                         $1,716,000
Net loss                                        $7,550,000
Net loss per share                              $     1.32

(7) Commitments and Contingencies

(a) Lawsuits

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

     Federal Express Corporation v. The Network Connection, Inc., State Court of Forsyth County, State of Georgia, Civil Action File No. 99-SC-0053. This lawsuit was served on TNCi on or about July 22, 1999 by Federal Express Corporation. The suit alleges TNCi owes Federal Express approximately $110,000 for past services rendered.

     On September 1, 1999, SAir Group invited Global to participate in a conciliation hearing before the Justice of the Peace in Kloten, Switzerland, which is the customary manner in which civil litigation is initiated in Switzerland. The document received by Global informing it of the proceeding states that the request has been filed in connection with the crash of Swissair Flight 111 primarily in order to avoid the expiration of any applicable statutes of limitations and to reserve the right to pursue further claims. The document states that further information will be supplied at the hearing. The document states that the relief sought is "possibly the equivalent of CHF 342,000,000 - in a currency to be designated by the court; each plus 5% interest with effect from September 3, 1998; legal costs and a participation to the legal fees (of the plaintiff) to be paid by the defendant."

     In September of 1999, Global filed a lawsuit against Barington Capital Group, L.P. ("Barington") in Maricopa County Superior Court, Arizona, seeking a declaratory judgment that no sums were owed to Barington pursuant to a Financial Advisory Service Agreement dated in October of 1998. In October of 1999, Barington filed a lawsuit on the same contract in the Supreme Court of the State of New York, County of New York, Index No. 99-604606, captioned Barington Capital Group, L.P. v. Interactive Flight Technologies, Inc., alleging that Barington is owed $1,750,471 in connection with services alleged to have been performed pursuant to the Financial Advisory Service Agreement. Global denies all liability and denies that any sums are owed to Barington.

     The Company is subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of September 30, 1999, the effect of such matters will not have a material adverse effect on the Company's results of operations and financial position.

(b) Carnival Agreement

     In September 1998, the Company entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival"), for the purchase, installation and maintenance of its advanced cabin entertainment and management system for the cruise industry ("CruiseView") on a minimum of one Carnival Cruise Lines ship. During the four-year period commencing on the date of the Carnival Agreement, Carnival has the right to designate a limited number of additional ships for the installation of CruiseView by the Company. The cost per cabin for CruiseView purchase and installation on each ship is provided for in the Carnival Agreement. In December 1998, Carnival ordered the installation of CruiseView on one Carnival Cruise Lines "Fantasy" class ship which has been in operational use, on a test basis, since August 1999. In August 1999, Carnival ordered the installation of CruiseView on one Carnival Cruise Lines "Destiny" class ship which has been in operational use, on a test basis, since October 1999.

     The terms of the Carnival Agreement provide that Carnival may return the CruiseView system within the Acceptance Period, as defined in the Carnival Agreement. The acceptance periods for the "Fantasy" and "Destiny" class ships are 12 months and three months, respectively. As of September 30, 1999, the Company recorded deferred revenue of $1,155,000, reflecting amounts paid by Carnival towards the purchase price of CruiseView aboard these ships. As of September 30, 1999, the Company has not recognized any revenue in association with the Carnival Agreement. The Company would be required to repay such funds to Carnival in the event Carnival does not accept the system. Under the Carnival Agreement, the Company is required to provide a performance bond or standby letter of credit in favor of Carnival ensuring the Company's ability to repay such amounts.

     The Company has not provided a bond or letter of credit. Should Carnival require the Company to obtain a bond or letter of credit, the Company may be required to provide cash collateral to a financial institution to secure such obligation.

(c) Letter of Credit

     In June 1999, the Company granted a letter of credit in the amount of $913,445 as security for the payment of certain equipment purchases made by Donativos S.A. de C.V., an affiliate of the Company. To secure this letter of credit, the Company was required to provide cash collateral with a commercial bank. Payments totaling $114,000 have been made through November 15, 1999 by the Company, effectively reducing its exposure by such amount.

(d) Purchase Commitment

     In September 1999, IFT Leasing Limited entered into an agreement with International Lottery & Totalizator Systems, Inc., a California corporation ("ILTS"), to purchase an on-line lottery system for the operation of the Inter Lotto lotteries. The purchase price of the lottery system is $12.3 million. In addition, on the same date, IFT Management Limited entered into an eight-year facilities management agreement with ILTS to provide operational and technology support for the system. Under this agreement, IFT Management is required to make weekly payments of $72,000, plus additional amounts based on the number of installed terminals and sales volumes, upon the commencement of ticket sales through the system. Global has guaranteed the obligations of IFT Leasing Limited and IFT Management Limited under these agreements.

(8) Operating Segments

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

     The following summarizes information related to the Company's segments. All significant inter-segment activity has been eliminated. Assets are the owned or allocated assets used by each operating segment.

                                               Three Month Ended September 30,
                                              ---------------------------------
                                                  1999                 1998
                                              ------------         ------------
Revenue
  TNCi                                        $  5,610,387         $    334,325
  Other                                                 --              220,107
                                              ------------         ------------
                                              $  5,610,387         $    554,432
Gross profit(a)
  TNCi                                        $  2,181,426         $     50,355
  Other                                                 --               74,001
                                              ------------         ------------
                                              $  2,181,426         $    124,356
Operating income (loss)
  TNCi                                        $    517,635         $ (4,688,972)
  Other                                         (1,078,240)            (174,590)
                                              ------------         ------------
                                              $   (560,605)        $ (4,863,562)
General corporate operations
  Equity in loss of non-
    consolidated affiliate                    $   (152,576)        $         --
  Net interest                                     295,187              588,724
  Other income (expenses)                           13,408               (2,628)
  Minority interest                                (94,529)                  --
                                              ------------         ------------
                                              $     61,490         $    586,096
Net loss                                      $   (499,115)        $ (4,277,466)
Total assets
  TNCi                                        $ 19,137,090         $  5,841,955
  General corporate                             22,478,454         $ 35,642,381
                                              ------------         ------------
    Total Assets                              $ 41,615,544         $ 41,484,336
                                              ============         ============

----------
(a) Gross profit is the difference between Revenue and Cost of Revenue in the consolidated statement of operations.

(9) Comprehensive Income

     Comprehensive income encompasses net income and "other comprehensive income", which includes all other non-owner transactions and events which change stockholders' equity. The Company recognized comprehensive income (loss) for the three months ended September 30, 1999 and 1998 as follows:

                                                Three Month Ended September 30,
                                                ---------           -----------
                                                   1999                 1998
                                                ---------           -----------
Net loss
Other comprehensive loss, net of tax:           $(449,115)          $(4,277,466)
Net unrealized loss on
  investment securities                            (1,415)                   --
                                                ---------           -----------
Comprehensive loss                              $(450,530)          $(4,277,466)
                                                =========           ===========

(10) Issuance of Class A Common Stock

     On August 13, 1999, Company, pursuant to the First Lawrence Capital Corp. ("First Lawrence") Release and Settlement Agreement, issued 250,000 shares of Class A Common Stock to First Lawrence. Such settlement was accrued for at June 30, 1999 in the amount of $843,750. Upon the issuance of the shares of Class A Common Stock on August 13, 1999 this portion of the accrued litigation settlement was reclassified as shareholders equity.

(11) Subsequent Event -- Series A 8% Convertible Preferred Stock

     On November 10, 1999, the Board of Directors of the Company approved redemption of the Series A Stock at its stated value of $3 million plus accrued and unpaid dividends of approximately $120,000 and a redemption premium of approximately $450,000. See note 5.

Item 2 -- Management's Discussion and Analysis or Plan of Operation

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

Acquisitions and Investments

The Network Connection, Inc.

     On May 18, 1999, the Company received from The Network Connection, Inc. ("TNCi") 1,055,745 shares of its common stock and 2,495,400 shares of its Series D Convertible Preferred Stock in exchange for $4,250,000 in cash and substantially all the assets and certain liabilities of the Company's Interactive Entertainment Division ("IED"), as defined in the Asset Purchase and Sale Agreement dated April 30, 1999, as amended (the "Transaction"). The Company has consolidated the results of operations of TNCi from the date of the transaction forward. TNCi is a majority-owned subsidiary of Global whose ownership, through a combination of the Transaction and Global's purchase of TCNi Series B 8% convertible preferred stock, 110,000 shares of TNCi common stock, and of TCNi Series A, D and E convertible notes from third-party investors approximates 81% of TNCi on an if-converted common stock basis, as of September 30, 1999.

     TNCi is engaged in the development, manufacturing and marketing of computer-based entertainment and data networks, which provides users access to information, entertainment and a wide array of service options, such as shopping for goods and services, computer games, access to the World Wide Web, and gambling operations where permitted by applicable law. The Company primarily markets TNCi's products to academic institutions, passenger rail carriers, cruise ship lines, business jet manufacturers, hotels and corporations (for training purposes).

     Education

     TNCi has developed a high-speed multimedia server for use in the educational and training markets. Through TNCi's servers and networks, students and faculty are able to access hundreds of hours of multimedia content, search the internet, and build interactive courses.

     In August 1999, the Company received an approximately $5.3 million order for 195 Cheetah(TM) multimedia servers to begin the first phase of the Georgia Metropolitan Regional Education Services Agency ("MRESA") Net 2000 project. The Net 2000 Project is a three year state-wide program, whereby MRESA hopes to bring advanced multimedia learning tools and technology to all 700 Georgia schools grades K-12 in the MRESA area. Delivery and installation of all 195 servers was completed by September 30, 1999.

     There is no assurance that TNCi will receive any further orders in connection with the Net 2000 Project, or any orders to put its systems in other schools or corporate training environments.

     TrainView

     In February 1999, the Company received an engineering design order from Alstom Transport Limited ("Alstom"), a unit of ALSTOM SA, a worldwide leader in the manufacture of high speed passenger trains, to incorporate the design of TrainView, the Company's advanced Infoactive Business and Entertainment System, into Alstom's concept high speed train design. The TrainView all-digital system proposed is an adaptation of the Company's existing system currently installed for cruise customers. The system is expected to deliver personal interactive entertainment, video/audio on demand, e-commerce for shopping, event booking, Internet and business services to the seat through the Company's TransPORTAL applications. The Company has completed its work under this engineering design order and has been paid for its services.

     CruiseView

     In September 1998, the Company entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival") for the purchase, installation and maintenance of CruiseView on a minimum of one Carnival Cruise Lines ship. During the four-year period commencing on the date of the Carnival Agreement, Carnival has the right to designate a limited number of additional ships for the installation of CruiseView by the Company. The cost per cabin for CruiseView purchase and installation on each ship is provided for in the Carnival Agreement. Carnival exercised its right and ordered the installation of CruiseView on one Carnival Cruise Lines "Fantasy" class ship. Delivery and installation of CruiseView for the "Fantasy" class ship began in December 1998 and has been in operational use, on a test basis, since August 1999. It is expected to begin commercial operation in the quarter ending December 31, 1999. In August 1999, Carnival ordered the installation of CruiseView on one Carnival Cruise Lines "Destiny" class ship which has been in operational use, on a test basis, since October 1999. There can be no assurance, however, that Carnival will exercise its right under the Carnival Agreement to order CruiseView for installation on any additional ships.

     The terms of the Carnival Agreement provide that Carnival may return CruiseView systems within the Acceptance Period, as defined in the Carnival Agreement. The Acceptance Periods for the "Fantasy" and "Destiny" class ships are 12 months and three months, respectively. As of September 30, 1999, the Company recorded deferred revenue of $1,155,428, reflecting amounts paid by Carnival towards the purchase price of CruiseView aboard these ships. As of September 30, 1999, the Company has not recognized any revenue in connection with the Carnival Agreement. The Company would be required to return the funds received from Carnival in the event Carnival does not accept the system. Under the Carnival Agreement, the Company is required to provide a performance bond or standby letter of credit in favor of Carnival ensuring the Company's ability to repay such funds.

     The Company has not provided a bond or letter of credit. Should Carnival require the Company to obtain a bond or letter of credit, the Company may be required to provide cash collateral to a financial institution to secure such obligation.

     The Company has concluded that the cost of building and installing CruiseView systems in Carnival ships pursuant to the Carnival Agreement may exceed the revenue earned in connection therewith. Carnival's continuing to exercise its option for building and installing CrusieView on additional ships under the Carnival Agreement may prove unprofitable and therefore have a negative effect on the Company's working capital. The Company is currently endeavoring to renegotiate the terms of the Carnival Agreement.

     AirView

     In April 1998, the Boeing Company specified the Company's AirView data server as part of the airplane manufacturer's completion Request For Proposal
(RFP) for the new B737-73Q Business Jet. In November 1998, the Company received an order from Raytheon Systems Company, a unit of Raytheon Company, which was contracted by Boeing Company, to equip the Boeing Business Jet (BBJ) B737-73Q "Demonstrator" aircraft with the Company's AirView for an Integrated Business and Entertainment System. Installation began in late 1998. There can be no assurance, however, that any additional orders for the Company's AirView system other than the Demonstrator will be received.

Swissair

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

     As a result of the above events, management concluded that its only source of future payment, if any, will be through the litigation process. In addition, with the deactivation of the entertainment system and Swissair's breach of its agreements with the Company, TNCi believes it will not be called upon by Swissair to perform any ongoing warranty, maintenance or development services. Swissair's actions have rendered TNCi's accounts receivable, inventory and deposits worthless. These items were written off or reserved for as of June 30, 1999.


US Wireless Corporation

     In March 1999, the Company invested $3 million in US Wireless Corporation ("US Wireless") in exchange for 30,000 shares of Series B Preferred Stock ("US Wireless Series B"). As of September 30, 1999, the Company accounts for this investment at cost. Each share of US Wireless Series B is convertible into approximately 67 shares of common stock of US Wireless until March 2000, after which each such share is convertible into 100 shares of common stock of US Wireless. Each share of US Wireless Series B is subject to mandatory conversion into 100 shares of US Wireless common stock in the event the closing price for US Wireless common stock as reported on NASDAQ is at least $5.00 per share for 30 consecutive trading days. Although the price of US Wireless common stock has exceeded $5.00 per share on several occasions, as of November 11, 1999 (when the last sale price per share was $4.66 as reported on the Nasdaq National Market), it had not done so for 30 consecutive days.

     The US Wireless Series B entitles the holder to receive $100 per share liquidation preference before any distributions to the holders of common stock in the event of a liquidation of US Wireless. In addition, the Company and other holders of the US Wireless Series B have, as a separate class, elected one member to US Wireless' Board of Directors and one additional individual as an observer to the Board. As a condition to making the investment, the Company also obtained certain rights relating to the registration under the Securities Act of 1933, as amended (the "Securities Act"), of those shares of common stock of US Wireless into which the US Wireless Series B held by the Company is convertible. The Company has waived its registration rights.

     Based on the foregoing, the Company currently beneficially owns 11.15% of the common stock of US Wireless (based on a conversion rate of 67 shares of common stock per share of US Wireless Series B) and, assuming no further share issuances until March 2000, will beneficially own 15.25% of the common stock of US Wireless at that time (based on a conversion rate of 100 shares of common stock per share of US Wireless Series B). Both percentages assume full conversion of US Wireless Series A Preferred Stock (into 560,000 shares) and US Wireless Series B (into 3,350,000 and 5,000,000 shares based on conversion at the 67 share rate and 100 share rate, respectively). The fair market value of the Company's investment in US Wireless Series B at September 30, 1999, assuming conversion into 67 shares or 100 shares of common stock for each share of US Wireless Series B and a discount of 25% (which discount might actually be higher or lower, depending upon market conditions) for potential lack of marketability of the unregistered shares, are estimated to be $6.3 million and $9.4 million, respectively. The corresponding figures as of November 11, 1999 were $7.0 million and $10.5 million, respectively.

     There is no assurance that the Company will realize any gain on its investment in US Wireless.


Inter Lotto (UK) Limited

     As of September 30, 1999, the Company's investment in Inter Lotto was $1,200,967 consisting of working capital advances, notes receivable and capitalized acquisition costs. During the three month period ended September 30, 1999, the Company recorded its proportionate share of losses of Inter Lotto and Equity Goodwill amortization of $67,925 which has been recorded as equity in loss of non-consolidated affiliates in the consolidated statement of operations.

     IFT Leasing Limited entered into an agreement with International Lottery & Totalizator Systems, Inc., a California corporation ("ILTS"), to purchase an on-line lottery system for the operation of the Inter Lotto lotteries. The purchase price of the lottery system is $12.3 million. As of November 1999, the Company had paid $3.5 million towards this purchase price. In addition, IFT Management Limited entered into an eight-year facilities management agreement with ILTS to provide operational and technological support for the system. Under this agreement, at such time, if any, that ticket sales commence in connection with the lotteries, IFT Management Limited is required to make weekly payments to ILTS of $72,000, plus additional amounts based on the number of installed terminals in excess of 3,500 and plus a percentage of the average daily sales.

     Global has guaranteed the obligations of IFT Leasing Limited and IFT Management Limited under these agreements.

Donativos

     In May 1999, the Company, through its wholly-owned subsidiary, Interactive Flight Technologies (Gibraltar) Limited, a Gibraltar company ("IFT Gibraltar"), loaned $1,632,000 to Donativos S.A. de C.V. ("Donativos") and acquired a 24.5% interest in Donativos, which has developed and is operating an entertainment center in Monterrey, Mexico. The Company accounts for this investment under the equity method. In addition to IFT Gibraltar, other partners in the venture include Regal Gaming and

Entertainment, Inc. ("Regal Gaming"), which also has a 24.5% interest, and Manuel G. Caldera, a Mexican national, who has a 51% interest. The IFT Gibraltar loan bears interest at an annual rate equal to the prime rate plus three percent (3%) and matures on April 30, 2001. The Company has also provided a letter of credit in the amount of $913,445 to secure payment of the purchase price of certain gaming equipment acquired by IFT Gibraltar and leased to Donativos. The obligation underlying this letter of credit has been reduced to $799,000 as of November 1999. In addition to its 24.5% equity interest in Donativos, in consideration for making the loan and providing the letter of credit, the Company will receive 25% of any profits generated by Donativos and, for a term of 10 years, the Company will have an equity interest of at least 10% in any gaming venture in which Regal Gaming, or a subsidiary or affiliate of Regal Gaming, is an investor and which relates to gaming activities in Mexico.

     On October 21, 1999, Donativos removed Regal Gaming as manager of the entertainment center project and terminated the management agreement pursuant to which Regal Gaming was serving as manager. An interim management team was installed and subsequently removed by the majority shareholder of Donativos on November 3, 1999. A group led by the majority shareholder of Donativos is currently managing the entertainment center, which continues to operate at a loss. Donativos is currently seeking a professional management team to run the center and plans to have one in place in December 1999.

     As of September 30, 1999, the Company's investment in Donativos was $1,664,854 consisting of the $1,632,000 loan receivable and capitalized acquisition costs. During the three month period ended September 30, 1999, the Company recorded its proportionate share of losses of Donativos and Equity Goodwill amortization of $84,651 which has been recorded as equity in loss of non-consolidated affiliates in the consolidated statement of operations.

Results of Operations

Three Months Ended September 30, 1999 versus Three Months Ended September 30,
1998

     Revenue for the quarter ended September 30, 1999 was $5,610,387, an increase of $5,055,955 compared to revenue of $554,432 for the corresponding period of the previous fiscal year. Revenue for the quarter ended September 30, 1999 consisted of equipment sales of $5,550,560 and service income of $59,827. The equipment sales were principally generated from the installation of TNCi's Cheetah(TM) video servers in 195 schools in the State of Georgia. The service income was generated from system design services provided by TNCi to Alstom, a TrainView customer. Revenue for the corresponding period ended September 30, 1998 consisted of equipment sales of $89,028 and service income of $465,404. The equipment sales revenues resulted from the sale of spare parts needed for the Entertainment Networks on three Swissair aircraft. The service income includes $245,297 which was generated from programming services provided to Swissair, the Company's share of gaming profits generated by the Swissair systems and revenue earned under the Swissair extended warranty Letter of Intent; as well as $220,107 of service income generated by the Company's dry cleaning operations acquired on July 24, 1998. The dry cleaning operations were acquired by prior management of the Company and disposed of by current management.

     Cost of equipment sales and service income for the quarter ended September 30, 1999 was $3,428,961, an increase of $2,998,885 over cost of equipment sales and service income of $430,076 for the corresponding period ended September 30, 1998. Cost of equipment sales for the quarter ended September 30, 1999 is comprised principally of material costs and estimated warranty costs associated with the 195 TNCi Cheetah(TM) video servers for the Georgia schools project. Cost of equipment sales for the corresponding period ended September 30, 1998 is comprised of material, installation and maintenance costs, as well as estimated warranty costs and costs of upgrades to the Entertainment Networks installed in Swissair aircraft. Cost of service income for the three-month period ended September 30, 1998 is principally attributed to production costs related to the dry cleaning operations previously owned by the Company.

     General and administrative expenses for the quarter ended September 30, 1999 were $2,416,965, a decrease of $2,430,653 (or 50%) compared to expenses of $4,847,618 for the corresponding period ended

September 30, 1998. Significant components attributable to the decrease in expenses in the current period include a $3.1 million severance expense recorded September 1998 for three former executives of the Company which was offset partially by current period legal and consulting fees related to the Donativos and Inter Lotto investments.

     Depreciation and amortization expense for the quarter ended September 30, 1999 was $325,066, a decrease of $5,234 (or 2%) compared to depreciation and amortization expense of $330,300 for the corresponding period ended September 30, 1998. Depreciation and amortization expense for the 1999 quarter is comprised of property, plant and equipment depreciation of $139,663 and intangible amortization of $185,403. Depreciation and amortization expense for the period ended September 30, 1998 is comprised of property, plant and equipment depreciation of $330,300. There was no amortization expense for such period. The decrease in property, plant and equipment depreciation in the current period is a result of $1,006,532 of equipment written off during October 1998.

     Special charges for the quarter ended September 30, 1999 were zero compared to a credit of $190,000 during the corresponding period ended September 30, 1998. A recovery of $190,000 was recognized during September 1998 as a result of a reduction in the number of Entertainment Networks requiring maintenance.

     Interest expense was $8,651 for the quarter ended September 30, 1999 compared to $2,390 for the corresponding period ended September 30, 1998. Interest expense for the period ended September 30, 1999 can be attributed principally to long-term debt obligations, whereas interest expense for the corresponding period of the previous fiscal year is attributable to the Company's capital leases for furniture.

     Interest income was $303,838 for the quarter ended September 30, 1999 compared to $591,114 for the corresponding period ended September 30, 1998. The interest is attributed principally to short-term investments of working capital. The decrease in income during the current period is due to the lower average cash balance during the three-month period ended September 30, 1999 compared to the corresponding period ended September 30, 1998.

     Other income for the quarter ended September 30, 1999 was $13,408 and is comprised of a $5,067 gain resulting from the sale of office furniture, a $6,784 gain on the sale of a note receivable and $6,063 of sublet income for the sublease of office space; partially offset by a $4,506 loss on the sale of one of two buildings located in Alpharetta, Georgia. Other expense for the corresponding period ended September 30, 1998 was $2,628 and which resulted from a loss on the sale of equipment during the period.

     For the quarter ended September 30, 1999 the Company recorded its proportionate share of its equity interest in losses of Inter Lotto and Donativos in the amount of $67,925 and $84,651, respectively.

Liquidity and Capital Resources

     At September 30, 1999, the Company had cash and cash equivalents, and short-term investments of approximately $13.4 million. The Company has a purchase commitment related to Inter Lotto in the amount of $9.5 million ($12.3 million commitment less payments of $2.8 million as of September 30, 1999) and has determined to redeem the outstanding shares of its Series A 8% Convertible Preferred Stock ("Series A Stock") for approximately $3.6 million. In addition, the Company has granted options to certain stockholders that may require the Company to repurchase their shares at an aggregate price of approximately $1.4 million. These three items, together with other capital and operating obligations of the Company, exceed currently available cash and short-term investments. The Company is seeking financing for the Inter Lotto obligation, which, if obtained, would permit the Company to continue to meet its other obligations in the ordinary course of business. In the event that financing is not obtained for Inter Lotto, the Company may need to delay the Inter Lotto project until such financing is obtained. Such a delay could have a material adverse effect on the project and on the Company (and could subject the Company to legal liability as a result of any such delay). Alternatively, the Company may seek to obtain financing against certain of its non-Inter Lotto assets. There is no assurance that the Company would be able to obtain any such financing.

     Prior to the last fiscal year, the Company's primary source of funding had historically been through equity offerings. Subsequent to June 30, 1999, the Company obtained orders for the manufacture, delivery and installation of 195 Cheetah(TM) multimedia servers to certain Georgia schools, and a service order under the Carnival Agreement for installation of a second CruiseView system. As of November 8, 1999, all 195 servers had been delivered and the Company had received payment. The Company received installment payments from Carnival in August 1999 for the two ships currently under contract, which has been recorded as deferred revenue (the aggregate amount of which was $1.1 million at September 30, 1999). Excluding the benefit of the Georgia schools program, cash and cash equivalents, and short-term investments will continue to decrease as the Company continues to invest in inventory for the Carnival service order, invest in business development and cover overhead expenses, contribute capital into affiliate companies and complete new transactions which may not generate cash flow in the next twelve months. The combination of the Company's Series A Stock redemption and purchase commitments with respect to Inter Lotto will greatly accelerate this decrease to the extent that financing for the Inter Lotto project is not obtained. In the absence of such (or any alternative) financing, the Company will have depleted its cash and cash equivalents, and short-term investment securities early in the quarter ending March 31, 2000.

     The Company has concluded that the cost of building and installing CruiseView systems in Carnival ships pursuant to the Carnival Agreement may exceed the revenue earned in connection therewith. Carnival's continuing to exercise its option for building and installing CrusieView on additional ships under the Carnival Agreement may prove unprofitable and therefore have a negative effect on the Company's working capital. The Company is currently endeavoring to renegotiate the terms of the Carnival Agreement.

     On November 10, 1999, the Board of Directors of the Company approved the redemption of the Series A Stock for approximately $3.57 million, consisting of its stated value of $3 million, plus accrued and unpaid dividends of approximately $120,000 and a redemption premium of approximately $450,000.

     At the November 10, 1999 meeting of the Board of Directors of the Company, the Board approved the sale of approximately 1,035,000 shares of its Class A Common Stock to certain of the Company's directors and officers at $2.625 per share, the last sale price of a share of Class A Common Stock on November 10, 1999 as reported by the Nasdaq National Market. The Board determined the transaction to be in the best interest of the Company in order to alleviate the current liquidity strain and to provide capital for the Company to pursue an investment in an e-commerce company. The issuance was made in a private offering pursuant to Section 4(2) of the Securities Act.

     Global may be required to commit additional funds to its affiliate companies, TNCi, Donativos and Inter Lotto, which would come from either existing working capital of the Company, or proceeds from external financing by Global or one of its subsidiaries. Global may also identify new business opportunities which may require financing. Should additional funding, if required, exceed existing resources, or should the Company not be able to raise external financing to meet its capital requirements, the Company's ability to financially support certain affiliate companies or acquire new operating companies or make new investments would be materially adversely affected.

     In particular, because of the cash flow deficit being experienced by Donativos, the Company has been servicing and will probably be required to continue to service, the obligations associated with its purchase of 332 slot machines without receiving corresponding timely equipment rental payments from Donativos. As of November 15, 1999, the balance due for the slot machines is approximately $799,000. Additionally, as of September 8, 1999, IFT Leasing Limited entered into an agreement to purchase $12.3 million of lottery systems in connection with its investment in Inter Lotto. As of November 11, 1999, the Company had paid $3.5 million towards the purchase price and expects to finance the balance of this commitment with debt or other financing to be obtained from a financial institution or other third party investors. No assurances can be made that such financing will be available to the Company. If the Company is unable to obtain such financing, such inability would have a material adverse effect on the Company's liquidity and may require the Company to postpone, or even cancel the lottery systems ordered pursuant to the $12.3 million agreement. A delay of the Inter Lotto project could adversely affect the project's viability. The Company also entered into a facilities management agreement for servicing of the lottery systems. Under this agreement, IFT Management Limited is required to make weekly payments to ILTS of $72,000, plus additional amounts based on the number of installed terminals in excess of 3,500 and plus a percentage of the average daily sales. The obligations under the facilities management agreement do not begin until such time, if any, that ticket sales commence in connection with the lotteries. Global has guaranteed the obligations of IFT Leasing Limited and IFT Management Limited under these agreements.

     On August 13, 1999, the Company and two of its officers entered into a Release and Settlement Agreement with First Lawrence Capital Corp. ("First Lawrence") whereby the Company issued 250,000 shares of its Class A Common Stock and agreed that its wholly-owned subsidiary, IFT Holdings Limited, a UK corporation ("IFT Holdings"), will pay First Lawrence 24 consecutive monthly payments of $41,667 each beginning February 1, 2000. In exchange, First Lawrence will be available to perform management consulting services to IFT Holdings. Funding for the consulting services is expected to be derived from operating cash flow of the Inter Lotto project.

     On August 24, 1999, the Board of Directors of Global approved a $5 million secured revolving credit facility in favor of TNCi ("the Facility"). The Facility provides that TNCi may borrow up to $5 million for working capital and general corporate purposes at an annual interest rate equal to the prime rate plus 3%. The Facility matures in September 2001. TNCi paid an origination fee of $50,000 to the Company and will pay an unused line fee of 0.5% per annum. The Facility is secured by all of the assets of TNCi and is convertible, at the Company's option, into shares of TNCi Series C Preferred Stock or TNCi Common Stock. As of September 30, 1999, no amounts were outstanding under the Facility. In the event TNCi were to borrow under the Facility, Global's financial resources for other needs would be adversely affected.

     A note payable of TNCi due September 5, 1999 was converted into 200,000 shares of TNCi's common stock.

     The terms of the Carnival Agreement provide that Carnival may return CruiseView systems within the Acceptance Period, as defined in the Carnival Agreement. The Acceptance Periods for the "Fantasy" and "Destiny" class ships on which CruiseView was installed is 12 months and three months, respectively. As of September 30, 1999, the Company recorded deferred revenue of $1,155,428, reflecting amounts paid by Carnival towards the purchase price of CruiseView aboard these ships. As of September 30, 1999, the Company has not recognized any revenue in connection with the Carnival Agreement.

     The Company would be required to repay the funds received from Carnival in the event Carnival does not accept the system, which would have an adverse effect on liquidity. The Company is required to provide a performance bond or standby letter of credit in favor of Carnival ensuring the Company's ability to repay such funds. The Company has not provided a bond or letter of credit. If Carnival requires the Company to do so, the Company may be required to provide cash collateral to a financial institution to secure such a financial instrument.

     The Company has concluded the cost of building and installing CruiseView systems in Carnival ships pusuant to the Carnival Agreement may exceed the revenues earned in connection therewith. Carnival's continuing to exercise its option for building and installing CruiseView on additional ships under the Carnival Agreement may prove unprofitable and therefore have a negative effect on the Company's working capital. The Company is currently endeavoring to renegotiate the terms of the Carnival Agreement.

     During the three months ended September 30, 1999, the Company used $2.8 million of cash for operating activities, a decrease of $2.4 million from the $5.2 million of cash used by operating activities for the three months ended September 30, 1998. Cash utilized in operations during the three months ended September 30, 1999 resulted primarily from increases in accounts receivable and inventories, offset by increases in accounts payable and accrued product warranties. The cash used in operations during the three months ended September 30, 1998 resulted primarily from general and administrative expenses.

     During the three months ended September 30, 1999, restricted cash decreased by $36,084 as a result of payments made under consulting and severance agreements with a former executive of the Company.

     Cash flows used in investing activities were $3.0 million during the three months ended September 30, 1999. Deposits on equipment purchases in the amount of $2.8 million for the Inter Lotto project accounted for the majority of the use of cash. Purchases of investment securities and payments to purchase Series A, D and E notes of TNCi, offset by maturities of investment securities and proceeds from the sale of assets held for sale, accounted for the balance of the change.

Inflation and Seasonality

     The Company does not believe that it is significantly impacted by inflation. The Company's operations are not seasonal in nature, except to the extent fluctuations in quarterly operating results occur due to the cyclical nature of government funding to be obtained in connection with education programs.

Risks Associated With Year 2000

     The commonly referred to Year 2000 ("Y2K") problem results from the fact that many existing computer programs and systems use only two digits to identify the year in the date field. These programs were designed and developed without considering the impact of a change in the century designation. If not corrected, computer applications that use a two-digit format could fail or create erroneous results in any computer calculation or other processing involving the Year 2000 or a later date. The Company has identified two main areas of Y2K risk:

     1. Internal computer systems or embedded chips could be disrupted or fail, causing an interruption or decrease in productivity in the Company's operations, and

     2. Computer systems or embedded chips of third parties including without limitation, financial institutions, suppliers, vendors, landlords, customers and service providers and others could be disrupted or fail, causing an interruption or decrease in the Company's ability to continue operations.

     The Company has performed a comprehensive review of its Y2K issues and internal systems and has received assurances from third parties on which it relies with respect to the compliance of their systems. All of the Company's application software programs are Y2K compliant. The Company presently believes that the Y2K problem will not pose significant operational problems for the Company's internal systems or that systems of third parties on which it relies will be materially adversely affected thereby. The Company also believes that incremental remediation costs, if any, to become Y2K compliant, are not material.

     While the Company believes that it is adequately addressing the Y2K issue, there can be no assurance that the cost and liabilities associated with the Y2K issue will not materially adversely impact its business, prospects, revenues or financial position. The Company is uncertain as to its most reasonably likely worst case Y2K scenario, and it has not developed a contingency plan to handle a worst case scenario.

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

PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

     Federal Express Corporation v. The Network Connection, Inc., State Court of Forsyth County, State of Georgia, Civil Action File No. 99-V51560685. This lawsuit was served on TNCi on or about July 22, 1999 by Federal Express Corporation. The suit alleges TNCi owes Federal Express approximately $110,000 for past services rendered.

     Sigma Designs, Inc. ("Sigma") v. The Network Connection, Inc., United States District Court, Northern District of California, San Jose Division, Civil Action File No. 98-21149J(EAI). Sigma filed a Complaint against TNCi on December 1, 1998, alleging breach of contract and action on account. Sigma claims that TNCi failed to pay for goods that it shipped to TNCi. The matter was settled by written agreement dated January 22, 1999, contingent upon registration of TNCi stock and warrants issued to Sigma as a part of such settlement and payment by TNCi of $50,000. TNCi did not complete its obligations under the terms of the original settlement agreement. In or about May 1999, the shares of TNCi issued to Sigma as a part of the settlement of the above-referenced lawsuit were sold by Sigma to Global, the parent company of TNCi. The lawsuit was dismissed with prejudice on July 12, 1999 as a condition of Global's purchase.

     Hollingsead International, Inc. v. The Network Connection, Inc., State Court of Forsyth County, State of Georgia, Civil Action File No. 99S0053. Hollingsead International, Inc. ("Hollingsead") filed suit against TNCi on January 28, 1999, alleging that TNCi failed to pay invoices submitted for installation and service of audio-visual systems in its aircraft. Hollingsead sought damages in the amount of $357,850, in addition to interest at the rate of 18% per annum from March 2, 1998, attorneys' fees and punitive damages. The parties entered into a settlement agreement on or about August 5, 1999 that provided for the payment of $427,870 by TNCi, to be paid in installments, including interest accruing at 8.0% per annum from July 28, 1999 until the balance is paid. The agreement also provides for Hollingsead to pay $5,399 as reimbursement for attorneys' fees. The last installment is due on or before December 20, 1999. Under the settlement agreement, TNCi will dismiss its counterclaims with prejudice and Hollingsead will dismiss its Complaint with prejudice upon completion of all payments by TNCi.

     On May 5, 1999, a complaint captioned First Lawrence Capital Corp. v. James Fox, Irwin Gross and Interactive Flight Technologies, Inc., No. 7196/99 was filed in the Supreme Court of the State of New York. This is a claim made against Global arising from the hiring of James Fox, a former First Lawrence employee, by Global. First Lawrence asserts that business opportunities of First Lawrence were diverted to Global by James Fox. This case was settled pursuant to a Release and Settlement Agreement entered into on August 13, 1999, by the issuance to First Lawrence of 250,000 shares of Class A Common Stock of Global and the agreement by IFT Holdings to pay First Lawrence 24 monthly installments of $41,667 beginning February 1, 2000. In exchange, First Lawrence will be available to perform management consulting services to IFT Holdings.

     Eric Schindler v. Interactive Flight Technologies, Inc. et al., State Court for Fulton County, Georgia Case No. 99-V51560685. On August 18, 1999, Eric Schindler commenced a lawsuit, naming Global and TNCi as defendants. The Complaint alleges that TNCi and Global failed to pay severance pay pursuant to a written employment contract following Schindler's resignation as an employee and vice president of TNCi in May 1999. Specifically, the Complaint alleges (1) breach of contract (against TNCi), (2) conspiracy and interference with contract rights (against TNCi and Global), and (3) interference with contract rights (against Global). The Complaint seeks $85,000 in severance pay on the contract claims, unspecified damages for loss of stock options, punitive damages of at least $450,000, attorneys' fees and costs. TNCi and Global deny any liability. TNCi entered into a settlement agreement in October 1999 with Mr. Schindler whereby TNCi paid $50,000 to Mr. Schindler and all claims have been dropped. Such amount had been accrued for at September 30, 1999.

     On September 1, 1999, SAir Group invited Global to participate in a conciliation hearing before the Justice of the Peace in Kloten, Switzerland, which is the customary manner in which civil litigation is initiated in Switzerland. The document received by Global informing it of the proceeding states that the request has been filed in connection with the crash of Swissair Flight 111 primarily in order to avoid the expiration of any applicable statutes of limitations and to reserve the right to pursue further claims. The document states that further information will be supplied at the hearing. The document states that the relief sought is "possibly the equivalent of CHF 342,000,000 - in a currency to be designated by the court; each plus 5% interest with effect from September 3, 1998; legal costs and a participation to the legal fees (of the plaintiff) to be paid by the defendant."

     In September of 1999, Global filed a lawsuit against Barington Capital Group, L.P. ("Barington") in Maricopa County Superior Court, Arizona, seeking a declaratory judgment that no sums were owed to

Barington pursuant to a Financial Advisory Service Agreement dated in October of 1998. In October of 1999, Barington filed a lawsuit on the same contract in the Supreme Court of the State of New York, County of New York, Index No. 99-604606, captioned Barington Capital Group, L.P. v. Interactive Flight Technologies, Inc., alleging that Barington is owed $1,750,471 in connection with services alleged to have been performed pursuant to the Financial Advisory Service Agreement. Global denies all liability and denies that any sums are owed to Barington.

     On October 25, 1999, Global filed a lawsuit against Regal Gaming (and its principals and their spouses) in the United States District Court for the Southern District of Florida seeking judgment in favor of Global on the $500,000 promissory note made by Regal Gaming (and guaranteed by its principals and their spouses) to Global. The promissory note was made to secure Regal Gaming's obligations to fund cost overruns in connection with the entertainment center project undertaken by Donativos.

     The Company is subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of September 30, 1999, the effect of such matters will not have a material adverse effect on the Company's results of operations or financial condition.

Item 2 -- Changes in Securities

Unregistered Issuances

     In 1995, the Company issued 59,259 shares of its Class B Common Stock to each of Boris, Yuri and Michail Itkis. In December 1998, Michail Itkis, and in February 1999, Boris and Yuri Itkis converted these shares to an equal number of shares of Class A Common Stock in accordance with the provisions of Class B Common Stock. These issuances were made in private offerings pursuant to Section 4(2) of the Securities Act.

     On July 16, 1999, Global issued an aggregate of 272,610 shares of its Class A Common Stock and cash in the amount of $555,000 to various holders of TNCi's Series A and Series E notes in exchange for such notes. The issuance was made in a private offering pursuant to Section 4(2) of the Securities Act.

     On August 9, 1999, Global issued an aggregate of 115,000 shares of its Class A Common Stock to various holders of TNCi's Series D notes in exchange for such notes and for warrants to purchase 70,000 shares of TNCi common stock. The issuance was made in a private offering pursuant to Section 4(2) of the Securities Act of 1933.

     On August 13, 1999, Global issued 250,000 shares of its Class A Common Stock to First Lawrence, pursuant to the terms of a Release and Settlement Agreement executed by First Lawrence, Global, Irwin L. Gross, James W. Fox and IFT Holdings. The issuance was made in private offering pursuant to Section 4(2) of the Securities Act.

     At the November 10, 1999 meeting of the Board of Directors of the Company, the Board approved the sale of approximately 1,035,000 shares of its Class A Common Stock to certain of the Company's directors and officers at $2.625 per share, the last sale price of a share of Class A Common Stock on November 10, 1999 as reported by the Nasdaq National Market. The Board determined the transaction to be in the best interest of the Company in order to alleviate the current liquidity strain and to provide capital for the Company to pursue an investment in an e-commerce company. The issuance was made in a private offering pursuant to Section 4(2) of the Securities Act.

Item 4 -- Submission of Matters to a Vote of Security Holders

     The Company held a Special Meeting of Stockholders on September 30,1999. At the meeting, the stockholders were asked to consider and approve the reincorporation of Interactive Flight Technologies, Inc. ("IFT") by means of a merger of IFT with and into Global, for purposes of (a) changing the name of IFT to Global Technologies, Ltd., and (b) electing not to be governed by Section 203 of the Delaware General Corporation Law.

     The stockholders approved the reincorporation proposal. There were 3,803,536 votes cast by holders of Class A Common Stock, and 1,000,000 votes cast by holders of Series A Stock, in favor of the proposal; 115,394 votes cast by holders of Class A Common Stock, and no votes cast by holders of Series A Stock, against the proposal; and 11,254 abstentions with respect to the proposal.

Item 6 -- Exhibits and Reports on Form 8-K

     The following Index to Exhibits lists the Exhibits filed as part of this Quarterly Report on Form 10-QSB. Where so indicated, Exhibits which were previously filed are incorporated by reference. Documents filed herewith are denoted with an asterisk.


(a)  Exhibits

Exhibit No.                       Description                                        Page No.
-----------                       -----------                                        --------
 2      Agreement and Plan of Merger by and between Interactive Flight
        Technologies, Inc. and Global Technologies, Ltd., dated as of August 16,
        1999.*

 3.1    Amended and Restated Certificate of Incorporation of Global
        Technologies, Ltd., filed with the Secretary of State of the State of Delaware on August 13, 1999.*

 3.2    Amended and Restated By-Laws of Global Technologies, Ltd.*

 4.1    Certificate of Designations, Rights, Preferences and Limitations of
        Series A 8% Convertible Preferred Stock of Global Technologies, Ltd.*

 4.2    Certificate of Designations, Rights, Preferences and Limitations of
        Series B 8% Convertible Preferred Stock of Global Technologies, Ltd.*

10.27 Registration Rights Agreement dated July 1999 with respect to shares issued pursuant to the Securities Purchase Agreement dated as of June
        25, 1999, for the purchase of TNCi Series A and Series E Notes.(1)

10.28   Form of Put/Call Agreement dated July 1999.(1)

10.29   Securities Purchase Agreement dated August 9, 1999 for the purchase of
        TNCi Series D Notes.(1)

10.30   Form of Warrant Purchase Agreement dated August 9, 1999 between Global
        Technologies, Ltd. and certain TNCi warrant holders.(1)

10.31   Registration Rights Agreement dated August 12, 1999 among Global
        Technologies, Ltd., XCEL Capital, LLC and Elaine Martin.(1)

10.32   Registration Rights Agreement dated August 12, 1999 among Global
        Technologies, Ltd., Robert E. Benninger, Jr., Sara Anne Benninger, Will
        Brantley and Elaine Martin.(1)

10.33 Form of Put/Call Agreement dated August 12, 1999 with respect to shares issued pursuant to the Warrant Purchase Agreement between Global
        Technologies, Ltd. and certain TNCi warrant holders.(1)

10.34 Employment Agreement between Global Technologies, Ltd. and James W. Fox, dated as of January 1, 1999.(1)

10.35   Employment Agreement between Global Technologies, Ltd. and Irwin L.
        Gross, dated as of October 1, 1999.*

10.36 Purchase Agreement between IFT Leasing Limited and International Lottery and Totalizator Systems, Inc. regarding purchase of ILTS Datatrak
        On-Line Turnkey Lottery System, dated September 8, 1999.*

10.37   Facilities Management Agreement between IFT Management Limited and
        International Lottery and Totalizator Systems, Inc. regarding operational and technical support management of ILTS Datatrak On-Line
        Turnkey Lottery System, dated September 8, 1999.*

10.38   Guarantee by Global Technologies, Ltd. of the obligations of IFT Leasing
        Limited and IFT Management Limited under the Purchase Agreement and
        Facilities Management Agreement, respectively.*

27      Financial Data Schedule.*

99.13   Fifth Allonge to Secured Promissory Note, dated July 16, 1999.(1)

99.14   Sixth Allonge to Secured Promissory Note, dated August 9, 1999.(1)

99.15   Seventh Allonge to Secured Promissory Note, dated August 24, 1999.(1)

------------
*    Filed herewith.
(1) Incorporated by reference from Global Technologies, Ltd.'s Annual Report on Form 10-KSB for the Transition Period ended June 30, 1999, filed with the Securities and Exchange Commission on October 13, 1999, File No.
     0-25668.

(b)  Reports on Form 8-K

     On August 3, 1999, the Company filed a Report on Form 8-K announcing the change of its fiscal year end from October 31 to June 30, and on July 30, 1999 filed an amendment to a Report on Form 8-K filed with respect to the TNCi transaction to include required pro forma and other financial information in connection therewith.

                                   SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 1999               GLOBAL TECHNOLOGIES, LTD.


                                       By: /s/ IRWIN L. GROSS
                                           ------------------------------------
                                           Irwin L. Gross
                                           Chief Executive Officer


                                       By: /s/ Morris C. Aaron
                                           ------------------------------------
                                           Morris C. Aaron
                                           Executive Vice President &
                                           Chief Financial Officer