Form 10QSB
period 1999-12-31
GLOBAL TECHNOLOGIES LTD
filed 2000-02-14
CIK 932021

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______ to ______

                           Commission File No. 0-25668


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    Class                       Outstanding at February 10, 2000
                    -----                       --------------------------------
     Class A Common Stock, $.01 par value                 7,153,716 shares
     Class B Common Stock, $.01 par value                       -0- shares

                  Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

================================================================================

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 1999
         (unaudited) and June 30, 1999.........................................3

         Condensed Consolidated Statements of Operations for the Three
         Months and Six Months Ended December 31, 1999 and 1998 (unaudited)....4

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended December 31, 1999 and 1998 (unaudited)...................5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................23

Item 2.  Changes in Securities................................................23

Item 6.  Exhibits and Reports on Form 8-K.....................................24

SIGNATURES....................................................................25

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    December 31,     June 30,
                         ASSETS                        1999            1999
                                                    ------------   ------------
                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                        $  4,282,558   $ 15,521,275
   Restricted cash                                     1,658,414      1,412,736
   Investments                                           447,146      4,594,751
   Accounts receivable                                 1,031,726        128,489
   Notes receivable from related parties                  78,932         98,932
   Inventories, net of allowance of $7,837,595         3,751,153      1,400,000
   Prepaid expenses                                    1,003,588        607,900
   Assets held for sale                                       --        800,000
   Other current assets                                  384,868        470,273
                                                    ------------   ------------
         Total current assets                         12,638,385     25,034,356
   Investments                                         4,937,360      5,752,599
   Note receivable from related party                     78,000         75,000
   Property and equipment, net of accumulated
     depreciation of $1,190,539 and $915,901,
     respectively                                      2,965,142      1,369,392
   Intangibles, net accumulated amortization
     of $443,849 and $74,981, respectively             6,815,025      7,119,806
   Other assets                                        5,183,917         61,468
                                                    ------------   ------------
         Total assets                               $ 32,617,829   $ 39,412,621
                                                    ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $  2,461,772   $  2,530,675
   Accrued liabilities                                   955,503      1,072,269
   Deferred revenue                                    2,108,151        365,851
   Accrued product warranties                            144,750             --
   Notes payable                                           9,121         24,391
   Notes payable to related parties                       44,694         68,836
                                                    ------------   ------------
      Total current liabilities                        5,723,991      4,062,022
Notes payable                                                 --      3,467,045
Other liabilities                                      1,037,289      1,220,340
Accrued litigation settlement                          1,000,000      1,843,750
                                                    ------------   ------------
      Total liabilities                                7,761,280     10,593,157
                                                    ------------   ------------
Minority interest                                        995,917      1,165,098

Commitments and contingencies

Stockholders' equity:
   Series A 8% Convertible preferred stock,
     3,000 shares designated, zero and 3,000
     shares issued and outstanding respectively
     (liquidation preference of $1,200 per share)             --             30
   Series B 8% Convertible preferred stock,
     3,000 shares designated, zero
     shares issued and outstanding                            --             --
   Class A common stock, one vote per share,
     par value $0.01 per share, 40,000,000 shares
     authorized; 7,153,746 and 5,460,636 shares
     issued and outstanding, respectively                 71,537         54,606
   Class B common stock, six votes per share,
     par value $0.01 per share, 4,000,000 shares
     authorized; zero shares issued and outstanding           --             --
   Additional paid-in capital                        116,150,238    113,462,394
   Accumulated other comprehensive income:
     Net unrealized loss on investment securities           (266)       (10,107)
   Accumulated deficit                               (91,969,070)   (85,658,567)
   Treasury stock, at cost; 78,600 shares               (193,990)      (193,990)
                                                    ------------   ------------
      Total stockholders' equity                      23,860,632     27,654,366
                                                    ------------   ------------
      Total liabilities and stockholders' equity    $ 32,617,829   $ 39,412,621
                                                    ============   ============

See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended              Six Months Ended
                                                       December 31,                    December 31,
                                               ----------------------------    ----------------------------
                                                   1999            1998            1999           1998
                                               ------------    ------------    ------------    ------------
Revenue:
 Equipment sales                               $     46,759    $         --    $  5,597,319    $     89,028
 Service income                                          --         438,071          59,827         903,475
                                               ------------    ------------    ------------    ------------
                                                     46,759         438,071       5,657,146         992,503
                                               ------------    ------------    ------------    ------------
Costs and expenses:
 Cost of equipment sales                             34,534              --       3,454,915         283,714
 Cost of service income                               6,523         199,771          15,103         346,133
 General and administrative expenses              3,472,509       3,030,811       6,434,775       7,868,209
 Non-cash compensation expense                      539,050              --         624,050              --
 Provision for doubtful accounts                         --          28,647              --          28,647
 Expenses associated with investments             1,656,587              --       1,656,587              --
 Special charges                                         --              --              --        (190,000)
 Depreciation and amortization expense              327,500         212,383         652,565         552,903
                                               ------------    ------------    ------------    ------------
                                                  6,036,703       3,471,612      12,207,694       8,889,606
                                               ------------    ------------    ------------    ------------
     Operating loss                              (5,989,944)     (3,033,541)     (6,550,548)     (7,897,103)

Other:
 Interest expense                                   (39,624)         (1,866)        (48,275)         (4,256)
 Interest income                                    221,069         478,316         524,907       1,069,430
 Equity in loss of nonconsolidated affiliates      (562,875)             --        (715,451)             --
 Other income (expense)                             (17,192)       (564,689)         (3,784)       (567,317)
                                               ------------    ------------    ------------    ------------
     Net loss before minority interest
       and preferred dividends                 $ (6,388,566)   $ (3,121,780)   $ (6,793,151)   $ (7,399,246)
                                               ------------    ------------    ------------    ------------
 Minority interest                                  348,682              --         254,163              --
                                               ------------    ------------    ------------    ------------
Net loss                                       $ (6,039,874)   $ (3,121,780)   $ (6,538,988)   $ (7,399,246)
                                               ============    ============    ============    ============
Basic and diluted net loss per share
 of common stock                               $      (1.00)   $      (2.96)   $      (1.03)   $      (7.01)
                                               ============    ============    ============    ============
Weighted average shares outstanding:
 basic and diluted                                6,013,788       1,055,745      6,319,119        1,055,745
                                               ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six Months     Six Months
                                                       Ended           Ended
                                                    December 31,    December 31,
                                                        1999           1998
                                                    ------------    ------------
Cash flows from operating activities:
 Net loss                                          $ (6,538,988)   $ (7,399,246)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                        652,365         552,903
   Equity on loss of nonconsolidated affiliate          715,451              --
   Non-cash expenses associated with investments      1,656,587              --
   Loss applicable to minority interest                (170,947)             --
   Special charges                                           --        (190,000)
   Loss on sale of assets held for sale                  37,893              --
   Non cash compensation expense                        624,050              --
   Loss on disposals of property and equipment               --       1,006,532
 Changes in assets and liabilities, net of
  acquisition:
   Increase in accounts receivable                     (903,237)     (4,867,319)
   (Increase)Decrease in inventories                 (2,351,153)        107,959
   Increase in prepaid expenses, other current
     assets and other assets                           (313,315)       (967,786)
   Decrease in accounts payable                        (110,223)       (383,888)
   Decrease in accrued liabilities                     (278,311)       (801,259)
   Increase in deferred revenue                       1,742,300       4,483,870
   Increase (Decrease) in accrued product
    warranties                                          144,750      (1,316,046)
                                                   ------------    ------------
      Net cash used in operating activities        $ (5,101,578)   $ (9,774,280)
                                                   ------------    ------------
Cash flows from investing activities:
 Maturities of investment securities                  1,450,079       2,008,020
 Purchases of investment securities                  (1,839,643)     (2,826,252)
 Sales of investment securities                       4,545,961              --
 Investments in affiliates                           (1,763,948)        784,239
 Payments received on related party note
  receivable                                             17,000              --
 Deposits on property and equipment                  (5,119,417)             --
 Purchases of property and equipment                 (1,870,672)        (51,680)
 Proceeds from sale of equipment                             --          11,786
 Proceeds from sale of assets held for sale             762,107              --
 Decrease (Increase) in restricted cash                (245,678)       (865,443)
 Purchase of Johnny Valet, Inc.                              --        (688,736)
 Payments to purchase Series A, D and E notes          (555,000)             --
                                                   ------------    ------------
      Net cash used in investing activities        $ (4,619,211)   $ (1,628,066)
                                                   ------------    ------------
Cash flows from financing activities:
 Redemption of Series A Preferred Stock              (3,519,970)        (42,074)
 Payments on notes payable                             (719,901)             --
 Issuance of stock to directors and officers          2,702,438      (1,350,475)
 Employee stock option purchases                         19,505              --
                                                   ------------    ------------
      Net cash used in financing activities        $ (1,517,928)   $ (1,392,549)
                                                   ------------    ------------
      Net decrease in cash and cash equivalents     (11,238,717)    (12,794,895)

Cash and cash equivalents at beginning of period     15,521,275      38,961,896
                                                   ------------    ------------
Cash and cash equivalents at end of period         $  4,282,558    $ 26,167,001
                                                   ============    ============

See accompanying notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION

BASIS OF PRESENTATION

(1) PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements include the accounts of Global Technologies, Ltd. ("Global") and its wholly-owned subsidiaries:
GlobalTech Holdings Limited (formerly IFT Holdings, Limited), GTL Management Limited (formerly IFT Management Limited), Interactive Flight Technologies (Gibraltar) Limited, IFT Lottoco, Inc., IFT Subco, Inc., GTL Investments (formerly IFT Investments), GTL Leasing Limited (formerly IFT Leasing Limited), Lottery Sales Company Limited, and MTJ Corp; and the majority-owned and controlled subsidiary, The Network Connection, Inc. and its wholly-owned subsidiary TNCi UK Limited ("TNCi") (collectively, the "Company"). The ownership interest of minority shareholders in TNCi are recorded as "minority interest" on the accompanying condensed consolidated financial statements. TNCi was acquired by Global effective May 1, 1999 for accounting purposes (the "Transaction"). All significant intercompany accounts and transactions have been eliminated.

     The equity method of accounting is used for the Company's 50% or less owned affiliates (Inter Lotto (UK) Limited and Donativos S.A. de C.V.) over which the Company has the ability to exercise significant influence. The amount by which the Company's carrying value in each such affiliate exceeds its share of the underlying net assets of such equity affiliate is amortized over five years on a straight-line basis from the date of acquisition which adjusts the Company's share of such affiliate's earnings or losses. The Company's investments in US Wireless Corp. and Shop4Cash.com, Inc. are accounted for at cost.

     The Company continually evaluates investments for indications of impairment based on the market value of each investment relative to cost, financial condition, near-term prospects of the investment, and other relative factors. If impairment is determined the carrying value is adjusted to fair value.

     The equity method of accounting requires that when it is determined that only one party in an investment has any tangible assets at risk, 100% of the equity loss should be recorded by that party without regard to the percent ownership in the investment. The Company has determined during the quarter ended December 31, 1999 that it now retains the majority of the financial risk related to InterLotto and, accordingly, has recorded against their investment 100% of the loss incurred by Inter Lotto during this period before operations begin. This accounting treatment will be revisited in future periods to insure accurate presentation of this investment.

     As of December 31, 1999, the Company has determined that the value of its investment in Donativos S.A. de C.V. ("Donativos") has been permanently impaired. Since the opening of its entertainment center, Donativos has not generated sufficient profits to meet its obligations to the Company under the loan and equipment financing agreements and, therefore, its ability to continue as a "going concern" is in doubt. The equity investment has been written off and a reserve for the full amount of the loans and subsequent advances to Donativos has been recorded, resulting in a charge to income of $1.7 million.

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

     The results of operations for the three months and six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(3) REVERSE STOCK SPLIT AND STOCK DIVIDEND

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

     On January 5, 2000, the Board of Directors approved a three-for-two stock split to be effected by way of a stock dividend of one share for each two shares of Common Stock held by stockholders of record as of the close of business February 15, 2000. The dividend is payable on February 29, 2000; fractional shares will be paid out in cash. Amounts contained herein have not been adjusted to reflect the effect of this stock dividend.

(4) NOTES RECEIVABLE

     Prior to the Transaction, TNCi issued a secured promissory note to Global in the principal amount of $750,000, bearing interest at a rate of 9.5% per annum, and a related security agreement granting Global a security interest in TNCi's assets (the "Promissory Note"). The Promissory Note was convertible into shares of TNCi's Series C 8% Convertible Preferred Stock ("TNCi Series C Stock") at the discretion of Global. The Note had an original maturity of May 14, 1999 but had been extended until September 2001.

     In July and August 1999, Global purchased all of the Series A and E notes and the Series D notes issued by TNCi (collectively, the "Series Notes"), respectively, from the holders of such notes. Concurrent with such purchase by Global, TNCi executed the allonges to the Promissory Note which cancelled such Series Notes and rolled the principal balance, plus accrued but unpaid interest, penalties and redemption premiums on the Series Notes, into the principal balance of the Promissory Note. Subsequent to May 18, 1999, Global has also advanced working capital to TNCi in the form of intercompany advances. In August 1999, TNCi executed an allonge to the Promissory Note which rolled the intercompany advances into the principal balance of the Promissory Note and granted Global the ability to convert the Promissory Note directly into shares of TNCi's Common Stock as an administrative convenience.

     On August 24, 1999, the Board of Directors of Global approved the conversion of the Promissory Note into approximately 4.8 million shares of TNCi's Common Stock. Such conversion was contingent upon receiving shareholder approval to increase the authorized share capital of TNCi. This increase in authorized share capital was subsequently approved at the September 17, 1999 Special Meeting of TNCi shareholders. Accordingly, TNCi has issued to Global approximately 4.8 million shares of its Common Stock based on the conversion date of August 24, 1999. Separately from the Promissory Note, TNCi issued 886,140 shares of its Common Stock to Global upon conversion of the TNCi Series C Stock held by Global.

     Also, on August 24, 1999, the Company's Board of Directors approved a $5 million secured revolving credit facility by and between TNCi and Global (the "Facility"). The Facility provides that TNCi may borrow up to $5 million for working capital and general corporate purposes at the prime rate of interest plus 3%. The Facility matures in September 2001. TNCi paid an origination fee of $50,000 to Global and will pay an unused line fee of 0.5% per annum. The

Facility is secured by all of the assets of TNCi and is convertible, at Global's option, into shares of TNCi's Common Stock at a price equal to the lesser of 66.7% of the average five day low share price of the preceding 20 days, as defined, or $1.50 per share, or any lesser amount at which shares of TNCi's Common Stock have been issued to third parties.

     Pursuant to Nasdaq rules, Global may not convert borrowings under the Facility into shares of TNCi Common Stock in excess of 19.99% of the number of shares of TNCi Common Stock outstanding as of August 24, 1999, without stockholder approval. As of December 31, 1999, no amounts were outstanding under the Facility. As of December 31, 1999, Global did not have sufficient cash for TNCi to borrow the full $5 million under the Facility. Should TNCi draw on the Facility, Global would have to obtain financing or sell assets to meet its obligations under the Facility.

     In September 1999, TNCi sold one of its two buildings in Alpharetta, Georgia. The net proceeds of approximately $390,000 from the sale, plus cash of approximately $80,000, was used by the Company to repay a note payable due April 2001, in the principal amount of $470,000. The sale of the second building occurred in November 1999. The net proceeds of approximately $367,000 from the sale were used to retire a note payable due 2009 in the principal amount of $217,000.

     In October 1999, a convertible note payable of TNCi in the principal amount of $400,000 due September 5, 1999 was converted into 200,000 shares of TNCi's Common Stock.

(5) PREFERRED STOCK

     On November 10, 1999, the Board of Directors of the Company approved the redemption of the Company's Series A 8% Convertible Preferred Stock ("Series A Stock") as of November 6, 1999 for approximately $3.57 million, consisting of its stated value of $3 million, plus accrued and unpaid dividends of approximately $120,000 and a redemption premium of approximately $450,000. Such amounts were paid on November 16, 1999 to the holder of the Series A Stock.

(6) WARRANTS

     In December 1999, TNCi issued warrants to purchase 25,000 shares of TNCi Common Stock at $6.50 per share and Global issued warrants to purchase 25,000 shares of Global Class A Common Stock at $7.88 per share to Emden Consulting Corp. in exchange for certain financial advisory services. The warrants expire in December 2004. Non-cash compensation expense of $269,525 was recorded in the current period.

     In December 1999, TNCi issued warrants to purchase 25,000 shares of TNCi Common Stock at $6.50 per share and Global issued warrants to purchase 25,000 shares of Global Class A Common Stock at $7.88 per share to Waterton Group LLC in exchange for certain financial advisory services. The warrants expire in December 2004. Non-cash compensation expense of $269,525 was recorded in the current period.

     In December 1999, TNCi issued warrants to purchase 100,000 shares of TNCi Common Stock at prices ranging from $6 to $10 per share to Continental Capital & Equity Corp. in exchange for public relations and financial advisory services. The warrants vest over a period of 270 days and expire in February 2002. Non-cash compensation expense will be recognized over the 12 months of the agreement.

(7) OPTION GRANTS

     In October 1999, the Compensation Committee of the Board of Directors of Global recommended, and the Board approved, option grants to purchase up to 1,000,000 shares of Global's Class A Common Stock to Mr. Irwin L. Gross, Chairman and Chief Executive Officer of the Company. One quarter of these options vested immediately and one quarter vest over three years. The remainder vest on the sixth anniversary of the date of grant, subject to acceleration to a three-year vesting schedule in the event of the achievement of certain performance goals. Exercise price of the options is equal to the closing market price of the Global's Class A Common Stock on the day prior to grant. The options expire in October 2009.

     Additionally, in November 1999, the Compensation Committee of the Board of Directors of TNCi recommended, and the Board approved, option grants to purchase up to 500,000 shares of TNCi's Common Stock to Mr. Irwin L. Gross, Chairman and Chief Executive Officer of TNCi. One quarter of these options vested immediately and one quarter vest over three years. The remainder vest on the sixth anniversary of the date of grant, subject to acceleration to a three-year vesting schedule in the event of the achievement of certain performance goals. Exercise price of the options is equal to the closing market price of TNCi's Common Stock on the day prior to grant. The options expire in October 2009.

(8) PRO FORMA INFORMATION

     Pro forma unaudited operations data assuming the TNCi acquisition had taken place on July 1, 1998 is as follows:

                                          Three Months Ended   Six Months Ended
                                           December 31, 1998   December 31, 1998
                                           -----------------   -----------------
Revenue................................       $     6,096        $  1,722,268
Net loss...............................       $(8,142,119)       $(15,666,423)
Net loss per share.....................       $     (1.60)       $      (3.06)

(9) COMMITMENTS AND CONTINGENCIES

(a) LAWSUIT

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

     Swissair/MDL-1269, IN REGARDS TO AN AIR CRASH NEAR PEGGY'S COVE, NOVA SCOTIA. This multi-district litigation, which is being overseen by the United States District Court for the Eastern Division of Pennsylvania, relates to the crash of Swissair Flight No. 111 on September 2, 1998. The Swissair MD-11 aircraft involved in the crash was equipped with an entertainment network system that had been sold to Swissair by the Company. Estates of the victims of the crash have filed lawsuits throughout the United States against Swissair, Boeing, Dupont and various other parties, including the Company. TNCi has been named in some of the lawsuits filed by families of victims on a successor liability theory. The Company and TNCi deny all liability for the crash. TNCi is being defended by the aviation insurer for the Company.

     FEDERAL EXPRESS CORPORATION V. THE NETWORK CONNECTION, INC., State Court of Forsyth County, State of Georgia, Civil Action File No. 99-SC-0053. This lawsuit was served on the Company on or about July 22, 1999 by Federal Express Corporation and relates to charges incurred by prior management. The suit alleges the Company owes Federal Express approximately $110,000 for past services rendered. The Company is currently discussing settlement with Federal Express.

     BRYAN R. CARR V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD., Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, the Company's former Chief Operating and Chief Financial Officer and a former Director, filed a claim on November 24, 1999 alleging a breach of his employment agreement. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. The Company is currently defending the claim.

     In September of 1999, Global filed a lawsuit against Barington Capital Group, L.P. ("Barington") in Maricopa County Superior Court, Arizona, seeking a declaratory judgment that no sums were owed to Barington pursuant to a Financial Advisory Service Agreement dated in October of 1998. In October of 1999, Barington filed a lawsuit on the same contract in the Supreme Court of the State of New York, County of New York, Index No. 99-604l606, captioned Barington Capital Group, L.P. v. Interactive Flight Technologies, Inc., alleging that
Barington is owed $1,750,471 in connection with services alleged to have been performed pursuant to the Financial Advisory Service Agreement. Global denies all liability and denies that any sums are owed to Barington.

     GLOBAL TECHNOLOGIES, LTD. V. XCEL CAPITAL, LLC, United States District Court for the Eastern District of Pennsylvania, Case No. 00-CV-505. On January 27, 2000 Global filed an action against XCEL Capital, LLC ("XCEL") for specific performance and breach of contract. In the action, Global is seeking to compel XCEL to tender 75,000 shares of Global Class A Common Stock to Global at $4.75 per share in accordance with XCEL's obligations pursuant to a put/call agreement entered into between the parties on August 12, 1999.

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

     The Company is subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of December 31, 1999, the effect of such matters will not have a material adverse effect on the Company's results of operations and financial position.

(b) CARNIVAL AGREEMENT

     In September 1998, the Company entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival") for the purchase, installation and maintenance of its advanced cabin entertainment and management system for the cruise industry ("CruiseView(TM)") on a minimum of one Carnival Cruise Lines ship. During the four-year period commencing on the date of the Carnival Agreement, Carnival has the right to designate an unspecified number of additional ships for the installation of CruiseView(TM). The cost per cabin for CruiseView(TM) purchase and installation on each ship is provided for in the Carnival Agreement. In December 1998, Carnival ordered the installation of CruiseView(TM) on one Carnival Cruise Lines "Fantasy" class ship which has been in operational use since August 1999. In August 1999, Carnival ordered the installation of CruiseView(TM) on one Carnival Cruise Lines "Destiny" class ship which has been in operational use since October 1999. Under the terms of the agreement, the Company receives payment for 50% of the sales price of the system in installments through the commencement of operation of the system. Recovery of the remaining sales price of the system is through the receipt of the Company's 50% share of revenues generated by the system over future periods.

     The terms of the Carnival Agreement provide that Carnival may return the CruiseView(TM) system within the acceptance period, as defined in the Carnival Agreement. The acceptance periods for the "Fantasy" and "Destiny" class ships are twelve months and three months, respectively. As of December 31, 1999, the Company recorded deferred revenue of $2,108,151, reflecting amounts paid by Carnival towards the purchase price of CruiseView(TM) aboard these ships. As of December 31, 1999, the Company had not recognized any revenue in association with the Carnival Agreement. In January 2000, the systems installed aboard the Fantasy and Destiny class ships were accepted by Carnival.

     The Company has concluded that the cost of building and installing CruiseView(TM) systems in carnival ships pursuant to the agreement with Carnival may exceed the revenue earned in connection therewith. Carnival's continuing to exercise its option for building and installing CruiseView(TM) on additional ships under the agreement may prove unprofitable and therefore have a negative effect on the Company's working capital. The company is currently endeavoring to renegotiate the terms of the agreement with Carnival.

(d) PURCHASE COMMITMENT

     In September  1999,  GTL Leasing  Limited  entered  into an agreement  with
International Lottery & Totalizator Systems, Inc., a California corporation ("ILTS"), to purchase an on-line lottery system for the operation of the Inter Lotto lotteries. The base value of the lottery system being purchased from ILTS is $12.3 million of which approximately $7.7 million has yet to be paid as of December 31, 1999. In addition, on the same date, GTL Management Limited entered into an eight-year facilities management agreement with ILTS to provide operational and technology support for the system. Under this agreement, GTL Management is required to make weekly payments of $72,000, plus additional amounts based on the number of installed terminals and sales volumes, upon the commencement of ticket sales through the system. Global has guaranteed the obligations of GTL Leasing Limited and GTL Management Limited under these agreements.

(10) COMPREHENSIVE INCOME

     Comprehensive income encompasses net income and "other comprehensive income", which includes all other non-owner transactions and events which change stockholders' equity. The Company recognized comprehensive income (loss) for the three months and six months ended December 31, 1999 and 1998 as follows:

                             Three Months Ended            Six Months Ended
                                 December 31,                December 31,
                          -------------------------   -------------------------
                             1999          1998          1999          1998
                          -----------   -----------   -----------   -----------
Net loss
Other comprehensive loss,
 net of tax               $(5,842,058)  $(3,121,780)  $(6,341,171)  $(7,399,246)
 Net unrealized loss on
  Investment securities         1,149            --         9,841            --
                          -----------   -----------   -----------   -----------
Comprehensive loss        $(5,840,909)  $(3,121,780)  $(6,331,330)  $(7,399,246)
                          ===========   ===========   ===========   ===========

(11) OPERATING SEGMENTS

     In 1998,  the Company  adopted SFAS 131,  which  requires the  reporting of operating segments using the "management approach" versus the "industry approach" previously required. The Company's reportable segments consist of TNCi and general corporate operations. TNCi's operations include the design, manufacture, installation and maintenance of advanced, high-end, high-performance computer servers and interactive, broad-band information and entertainment systems, and procuring and providing the content available through these systems. These all-digital systems deliver an on-demand, multi-media experience via high-speed, high-performance Internet protocol networks. The systems are designed to provide users access to information, entertainment and a wide array of service options such as movies, shopping for goods and services, computer games, access to the World Wide Web and on-line gambling, where permitted by applicable law. General corporate operations consist of investing in, developing and operating or assisting in the management of affiliate companies, most of which are engaged in telecommunications, e-commerce, networking solutions and gaming.

     The following summarizes information related to the Company's segments. All significant inter-segment activity has been eliminated. Assets are the owned or allocated assets used by each operating segment.

                                    Three Months Ended               Six Months Ended
                                       December 31,                    December 31,
                               ----------------------------    ----------------------------
                                   1999            1998            1999            1998
                               ------------    ------------    ------------    ------------
Revenue
  TNCi                         $     46,759    $    143,740    $  5,657,146    $    478,065
  Other                                  --         294,331              --         514,438
                               ------------    ------------    ------------    ------------
                               $     46,759    $    438,071    $  5,657,146    $    992,503
Gross profit(a)
  TNCi                         $      5,702    $    143,260    $  2,187,128    $    193,615
  Other                                  --          95,040              --         169,041
                               ------------    ------------    ------------    ------------
                               $      5,702    $    238,300    $  2,187,128    $    362,656
Operating income (loss)
  TNCi                         $ (1,852,214)   $ (1,358,377)   $ (1,334,579)   $ (6,047,349)
  Other                          (4,137,730)     (1,675,164)     (5,215,969)     (1,849,754)
                               ------------    ------------    ------------    ------------
                               $ (5,989,944)   $ (3,033,541)   $ (6,550,548)   $ (7,897,103)
General corporate operations
  Equity in loss of non-
    consolidated affiliate     $   (562,875)   $         --    $   (715,451)   $         --
  Net interest                      181,445         476,450         476,632       1,065,174
  Other income (expenses)            17,192        (564,689)         (3,784)       (567,317)
  Minority interest                 348,692              --         254,163              --
                               ------------    ------------    ------------    ------------
                               $    (49,930)   $    (88,239)   $    (11,560)   $    497,857
Net loss                       $ (6,039,874)   $ (3,121,780)   $ (6,538,983)   $ (7,399,246)
Total assets
  TNCi                         $ 14,630,592    $  9,005,850    $ 14,630,592    $  9,005,850
  General corporate              17,987,237      31,811,603      17,987,237      31,811,603
                               ------------    ------------    ------------    ------------
    Total Assets               $ 32,617,829    $ 40,817,453    $ 32,617,829    $ 40,817,453
                               ============    ============    ============    ============

(a) Gross profit is the difference between Revenue and Cost of Revenue in the consolidated statement of operations.

(12) SUBSEQUENT EVENTS

(a) LETTER OF INTENT: ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURE ON TNCi

     In January 2000, TNCi entered into a Letter of Intent relating to the issuance of a subordinated convertible debenture (the "Debenture") and warrants to purchase shares of TNCi's Common Stock for net proceeds to TNCi of $5.8 million. The letter provides that over the 24-month term of the Debenture it will accrue interest at an annual rate equal to the prime interest rate. Under the terms of the letter, TNCi shall provide a Letter of Credit equal to 50% of the outstanding principle balance of the Debenture and that TNCi shall register the shares of Common Stock into which the Debenture and warrants are convertible or exercisable, as the case may be. The letter of credit requirement shall be reduced to 35% of the outstanding principal balance of the debenture 45 days after the effective date of the registration statement.

     Beginning on the funding date, the holder of the Debenture shall be permitted each month to convert a pro rata portion (according to a 12-month term payment schedule) of principal amount of the Debenture plus accrued interest into shares of TNCi Common Stock at a conversion price equal to the lesser of
(i) 130% of the average closing price of TNCi Common Stock for the 10 consecutive trading days prior to the funding date, or (ii) 100% of the average three low daily trades of TNCi Common Stock selected by the holder of the Debenture for the 12 days prior to the submission of the conversion notice. The letter also provides the Company with certain prepayment and forced conversion rights.

     Additionally, the holder of the Debenture is to receive 120,000 warrants to purchase Common Stock of TNCi at a price equal to 130% of the average closing price of TNCi Common Stock for the five consecutive trading days prior to the funding date. The warrants are callable under certain circumstances and expire five years from date of issue. Proceeds from this transaction will be used to fund general operations of TNCi.

(b) LETTER OF INTENT: ISSUANCE OF PREFERRED STOCK OF GLOBAL

     In February 2000, Global entered into a letter of intent relating to the issuance of preferred stock and callable warrants in return for $10 million. The preferred stock carries a 5% cumulative dividend payable quarterly in cash or in kind. The preferred stock converts into Class A Common Stock at a conversion price equal to the 120% of the average closing bid prices thereof over the five trading days beginning March 1, 2000 (the "Fixed Conversion Price"). Nine months after funding, and every three months thereafter, the conversion price resets to the lesser of the Fixed Conversion Price or 100% of the average of the four low trading prices over the course of the preceding 20 trading days. The Company has granted the purchaser of the preferred stock registration rights relating to the Class A Common Stock into which the preferred stock and warrants are convertible or exercisable as the case may be. Additionally, the Company may redeem the preferred stock for a premium under certain circumstances.

(c) SHARE REPURCHASES

     In August 1999 Global acquired from third parties Series Notes issued by TNCi in November of 1998 for consideration consisting of cash and 387,610 shares of Class A Common Stock. In connection with this transaction, Global entered into put/call agreements with the various note holders which provided holders with the right to require Global to purchase any or all of the shares for an average price of $3.57 per share. Further, Global retained the right to purchase these shares at an average price of $4.55 per share. Both the Company and the former note holders would be entitled to exercise these put and call rights for the period from January 1, 2000 to January 10, 2000.

     In December 1999, Global determined to exercise its call rights effective January 1, 2000 and provided proper notice to the parties that it had done so. Accordingly, as of January 2000, Global had a payment obligation of approximately $1.8 million due and payable on February 28, 2000. See description of XCEL Capital, LLC litigation under "Legal Proceedings" below.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

DESCRIPTION OF BUSINESS

     Global Technologies, Ltd. ("Global" and, collectively with its affiliate companies, the "Company") is a technology incubator that invests in and assists in the management of or operates emerging growth companies in the e-commerce, networking solutions, telecommunications and gaming industries.

     Global currently holds approximately 81% of the outstanding common stock of The Network Connection, Inc. ("TNCi") on a fully converted basis. TNCi is publicly  traded on the Nasdaq  SmallCap  Market under the ticker symbol "TNCX."
TNCi is engaged in the business of designing, manufacturing, marketing, installing and maintaining advanced, high-end, high-performance computer servers and interactive, broad-band information and entertainment systems and providing the content available through these systems. Global also holds approximately 11.15% of the outstanding common stock of U.S. Wireless Corporation ("US Wireless") on a fully converted basis (this percentage increases to approximately 15.25% on March5, 2000). US Wireless is publicly traded on the Nasdaq SmallCap Market under the ticker symbol "USWC." US Wireless has developed a proprietary, network-based wireless location technology and plans to build out a nationwide network to support its technology. Global also holds 27.5% of InterLotto (UK) Limited ("InterLotto") a company that is licensed to operate lotteries on behalf of charities in the United Kingdom ("UK"). Global owns 100% of GTL Management Limited, which has an exclusive contract with InterLotto to provide it management services in connection with operation of lotteries. Global holds approximately 4% of Shop4Cash.com, Inc. ("Shop4Cash"), a privately held, cash-incentive, Internet shopping portal with a growing base of about 250 affiliated merchants. Lastly, Global owns 24.5% of Donativos S.A. de C.V. ("Donativos"), a company that has developed and is operating a gaming center in Monterrey, Mexico.

RESULTS OF OPERATIONS

  REVENUE.

     Revenue for the quarter ended December 31, 1999 was $46,759, a decrease of $391,312 (or 89%) compared to revenue of $438,071 for the corresponding period of the previous fiscal year. Revenue for the six months ended December 31, 1999 was $5,657,146, an increase of $4,664,643 (or 470%) compared to revenue of $992,503 for the corresponding period of the previous fiscal year. Equipment sales generated during the three months and six months ended December 31, 1999 were principally from the sale of 195 of TNCi's Cheetah(TM) video servers in connection with the Georgia Metropolitan Regional Education Services Agency ("MRESA") Net 2000 project. Equipment sales of $89,028 during the six months ended December 31, 1998 were generated from the sale of spare parts needed for the entertainment networks previously installed on three Swissair aircraft. Service income of $59,827 generated during the six months ended December 31, 1999 was from system design services provided by TNCi to ALSTOM Transport LTD ("Alstom"). The Company provided these services to Alstom, but expects no further business from Alstom as they plan to create a subsidiary that would compete with the Company in the passenger rail market. Service income of $438,071 and $903,475 was generated during the three months and six months ended December 31, 1998, respectively. During the six months ended December 31, 1998, service income of $389,037 was generated from programming services provided to Swissair, the Company's share of gaming profits generated by the Swissair systems and revenue earned under the Swissair extended warranty letter of intent, as well as $514,438 generated by the Company's dry cleaning operations. The dry cleaning operations were acquired by prior management of the Company and disposed of by current management on May 13, 1999.

  COST OF SALES.

     Cost of equipment sales and service income for the quarter ended December 31, 1999 was $41,057, a decrease of $158,714 (or 79%) compared to cost of sales of $199,771 for the corresponding quarter of the previous fiscal year. Cost of equipment sales and service income for the six months ended December 31, 1999 was $3,470,018, an increase of $2,840,171 (or 451%) over cost of sales of $629,847 for the corresponding period of the previous fiscal year. Cost of equipment sales for the three months and six months ended December 31, 1999 is comprised principally of material costs and estimated warranty costs associated with the 195 TNCi Cheetah(TM) video servers for the Georgia schools project. Cost of sales for the corresponding period ended December 31, 1998 includes cost of equipment sales comprised of material, installation and maintenance costs, as well as estimated warranty costs and costs of upgrades to the entertainment networks installed in Swissair aircraft; and cost of service income for production costs related to the dry cleaning operations previously owned by the Company.

  GENERAL AND ADMINISTRATIVE.

     General and administrative expenses for the quarter ended December 31, 1999 were $3,472,509, an increase of $441,698 (or 15%) compared to expenses of $3,030,811 for the corresponding period ended December 31, 1998. General and administrative expenses for the six months ended December 31, 1999 were $5,804,474, a decrease of $2,063,735 (or 26%) compared to expenses of $7,868,209 for the corresponding period of the previous fiscal year. Significant components attributable to the decrease in expenses in the current six-month period include a $3.1 million severance expense recorded September 1998 for three former executives of the Company, offset partially by current period legal and consulting fees related to the Donativos and Inter Lotto investments.

  NON-CASH COMPENSATION.

     A non-cash charge of $539,048 of compensation expense related to the issuance of warrants in exchange for services in the three and six months ended December 31, 1999.

  DEPRECIATION AND AMORTIZATION.

     Depreciation and amortization expense for the quarter ended December 31, 1999 was $327,500, an increase of $115,117 (or 54%) compared to depreciation and amortization expense of $212,383 for the corresponding period ended December 31, 1998. Depreciation and amortization expense for the quarter ended December 31, 1999 is comprised of property, plant and equipment depreciation of $135,259 and intangible amortization of $192,241. Depreciation and amortization expense for the corresponding period ended December 31, 1998 was comprised of property, plant and equipment depreciation of $94,637 and intangible amortization of $117,746. Depreciation and amortization expense for the six months ended December 31, 1999 was $652,565, an increase of $99,662 (or 18%) compared to depreciation and amortization expense of $552,903 for the corresponding period ended December 31, 1998. Depreciation and amortization expense for the six months ended December 31, 1999 is comprised of property, plant and equipment depreciation of $274,921 and intangible amortization of $377,644. Depreciation and amortization expense for the corresponding period ended December 31, 1998 is comprised of property, plant and equipment depreciation of $424,937 and intangible amortization of $127,966. The decrease in property, plant and equipment depreciation in the current six-month period is a result of $1,006,532 of equipment written off during October 1998. Intangible amortization for the current six-month period is principally attributed to goodwill related to the merger with TNCi, whereas intangible amortization for the six-month period ended December 31, 1998 is attributed to the dry cleaning operation.

  SPECIAL CHARGES.

     There were no special charges for the quarter ended December 31, 1999 or for the corresponding period ended December 31, 1998. Special charges for the six months ended December 31, 1999 were zero compared to a credit of $190,000 during the corresponding period ended December 31, 1998. A recovery of $190,000 was recognized during September 1998 as a result of a reduction in the number of entertainment networks installed on Swissair aircraft requiring maintenance.

  PROVISION FOR DOUBTFUL ACCOUNTS.

     There were no provisions for doubtful accounts for the three and six months ended December 31, 1999 compared to $28,647 for the corresponding periods of the previous fiscal year. The provisions in the previous fiscal year related to the Company's dry cleaning operations.

  INTEREST EXPENSE.

     Interest expense was $9,065 and $17,715 for the three months and six months ended December 31, 1999 compared to $1,866 and $4,256 for the three months and six months ended December 31, 1998, respectively. Interest expense for the six-month period of the current fiscal year is principally attributable to long-term debt obligations and fees related to establishing a certificate of deposit, whereas interest expense for the corresponding period of the previous fiscal year is attributable to the Company's capital leases for furniture.

  INTEREST INCOME.

     Interest income was $221,069 and $524,907 for the three and six months ended December 31, 1999 compared to $478,316 and $1,069,430 for the three and six months ended December 31, 1998, respectively. Interest income for fiscal 1999 is attributed to short-term investments of working capital as well as amortization on gains related to Globals purchase of the TNCi Series A, D and E notes from the holders of such notes. Interest income for the corresponding period of the previous fiscal year is attributed principally to short-term investments of working capital. The decrease in income during the current six-month period is due to the lower average cash balance during the six-month period ended December 31, 1999 compared to the corresponding period ended December 31, 1998, offset partially by the amortization on the gains from the purchase of the TNCi Series A, D and E notes from their holders.

  EQUITY INTERESTS.

     For  the  quarter  ended  December  31,  1999  the  Company   recorded  its
proportionate share of its equity interest in losses of Inter Lotto and Donativos in the amount of $72,050 and $0, respectively. For the six-month period ended December 31, 1999 the proportionate share of equity interest in losses of Inter Lotto and Donativos was $139,975 and $84,651, respectively. During the quarter the Company recognized 100% of the losses of Inter Lotto and recorded an additional $490,825 loss for the period ended December 31, 1999.

  EXPENSE ASSOCIATED WITH INVESTMENTS.

     Expenses associated with investments of $1,656,587 for the three and six months ended December 31, 1999 represent a reserve for the investment in Donativos.

  OTHER EXPENSE.

     Other expense of $17,192 and $3,784 for the three and six months ended December 31, 1999, respectively, consist principally of losses incurred on the buyout of a capital lease for furniture as well as losses incurred on the sale of two buildings located in Alpharetta, Georgia. Other expense of $564,689 and $567,317 for the three and six-month period ended December 31, 1998, respectively, resulted from furniture and equipment write-offs of $1,006,532 during October 1998, partially offset by the recovery of furniture and equipment written off in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had cash and cash equivalents, and short-term investments of approximately $4.7 million. As described below, the Company has a purchase commitment related to Inter Lotto in the amount of $7.7 million ($12.3 million commitment less payments of $4.6 million to date). This purchase commitment, together with Global's share repurchase obligation of approximately $1.7 million arising from its exercise of certain call rights, and other capital and operating obligations exceed currently available cash and short-term investments.

     In February 2000, Global entered into a letter of intent relating to the issuance of preferred stock and callable warrants in return for $10 million. The preferred stock carries a 5% cumulative dividend payable quarterly in cash or in kind. The preferred stock converts into Class A Common Stock at a conversion price equal to the 120% of the average closing bid prices thereof over the five trading days beginning March 1, 2000 (the "Fixed Conversion Price"). Nine months after funding, and every three months thereafter, the conversion price resets to the lesser of the Fixed Conversion Price or 100% of the average of the four low trading prices over the course of the preceding 20 trading days. The Company has granted the purchaser of the preferred stock registration rights relating to the Class A Common Stock into which the preferred stock and warrants are convertible or exercisable, as the case may be. Additionally, the Company may redeem the preferred stock for a premium under certain circumstances.

     The Company is seeking additional financing for the Inter Lotto obligation. If one or both of these financings is obtained, the Company would be able to continue to meet its other obligations in the ordinary course of business. In the event that neither financing is obtained, the Company may need to delay the Inter Lotto project until such financing, or alternative financing, is obtained. Such a delay could have a material adverse effect on the project and on the Company. Alternatively, the Company could seek to sell or borrow against a pledge of, the unregistered shares it owns of US Wireless or its subsidiary, TNCi, owned by the Company.

     Prior to the last fiscal year, the Company's primary source of funding had historically been through equity offerings. Subsequent to June 30, 1999, the Company received orders consisting of a $5.3 million purchase order for the manufacture, delivery and installation of 195 of the Company's Cheetah(TM) multimedia video servers in connection with the Georgia MRESA Net 2000 project, and a service order under for installation of a second CruiseView(TM) system. In addition, in January 2000, the Company received two orders for installation of InnView(TM) systems in hotels in California and Arizona. The Company has received the full payment of $5.3 million in connection with the MRESA Net 2000 project. The Company received installment payments from Carnival in August 1999 for the two ships currently under contract which has been recorded as deferred revenue (the aggregate amount of which was $2.1 million at December 31, 1999). Excluding the benefit of the Georgia schools program, cash and cash equivalents, and short-term investments will continue to decrease as the Company continues to invest in inventory for orders under the agreement with Carnival and its two hotel orders, invest in business development and cover overhead expenses, contribute capital into affiliate companies and complete new transactions which may not generate cash flow in the next twelve months. In addition, as described above, the combination of the Company's share repurchase obligation and purchase commitments with respect to Inter Lotto will greatly accelerate this decrease to the extent that in the absence of financing, the Company will have depleted its cash and cash equivalents, and short-term investment securities early in the quarter ending March 31, 2000.

     During the six months ended December 31, 1999, the Company used $5.1 million of cash for operating activities, a decrease of $4.7 million from the $9.8 million of cash used by operating activities for the six months ended December 31, 1998. Cash utilized in operations during the six months ended December 31, 1999 resulted primarily from increases in accounts receivable, inventories and prepaid expenses, along with increases in deferred revenues and accrued product warranties. The cash used in operations during the six months ended December 31, 1998 resulted primarily from general and administrative expenses.

     Restricted cash increased by $245,678 during the six months ended December 31, 1999 primarily due to deposits on leased facilities.

     Cash flows used in investing activities were $4.6 million during the six months ended December 31, 1999. Deposits on equipment purchases for Inter Lotto accounted for the majority of the use of cash. Purchases of investment securities, offset by maturities of investment securities and proceeds from the sale of assets held for sale, accounted for the balance of the change.

     For the six months ended December 31, 1999, redemption of Series A Preferred Stock, partially offset by sale of stock to directors and officers of the Company cash used in financing activities of $1,517,928 resulted from the, as well as payments made to repurchase Series A, D and E notes and payments made on notes payable.

     On November 10, 1999, the Board of Directors of the Company approved the redemption of the Series A Stock as of November 6, 1999 for approximately $3.57 million, consisting of its stated value of $3 million, plus accrued and unpaid dividends of approximately $120,000 and a redemption premium of approximately $400,000.

     At the November 10, 1999 meeting of the Board of Directors of the Company, the Board approved the sale of approximately 1,035,000 shares of its Class A Common Stock to certain of the Company's directors and officers at $2.625 per share, the last sale price of a share of Class A Common Stock on November 10, 1999 as reported by the Nasdaq National Market. The Board determined the transaction to be in the best interest of the Company in order to alleviate the liquidity strain experienced in connection with redemption of its Series A 8% Coonvertible Preferred Stock and to provide capital for the Company to pursue its investment in Shop4Cash.com, Inc., a privately held e-commerce company. The issuance was made in a private offering pursuant to Section 4(2) of the Securities Act.

     Global will be required to commit additional funds to its affiliate companies, TNCi, Donativos and Inter Lotto, which would come from either existing working capital of the Company, or proceeds from external financing by Global or one of its subsidiaries. Global may also identify new business opportunities that it would like to participate in, which may require financing. Should additional funding, if required, exceed existing working capital, or should the Company not be able to raise external financing to meet its capital requirements, the Company's ability to financially support certain affiliate companies or acquire new operating companies or make new investments would be materially adversely affected.

     As of September 8, 1999, GTL Leasing Limited entered into an agreement to purchase $12.3 million of lottery systems in connection with its investment in Inter Lotto. As of December 31, 1999, the Company had paid $4.6 million towards the purchase price and expects to finance the balance of this commitment. No assurances can be made that financing will be available to the Company. If the Company is unable to obtain such financing, such inability would have a material adverse effect on the Company's liquidity and may require the Company to postpone, or even cancel, delivery of the lottery systems ordered pursuant to the $12.3 million agreement. A delay of the Inter Lotto project could adversely affect the project's viability. The Company also entered into a facilities management agreement for servicing of the lottery systems. Under this agreement, GTL Management Limited is required to make weekly payments to the provider of the lottery systems of $72,000, plus additional amounts based on the number of installed terminals in excess of 3,500 and a percentage of the average daily sales. The obligations under the facilities management agreement do not begin until March 2000. Global has guaranteed the obligations of GTL Leasing Limited and GTL Management Limited under these agreements.

     On August 13, 1999, the Company and two of its officers entered into a Release and Settlement Agreement with First Lawrence Capital Corp. ("First Lawrence") whereby the Company issued 250,000 shares of its Class A Common Stock and agreed that its wholly-owned subsidiary, GlobalTech Holdings Limited, a UK corporation ("GTL Holdings"), will pay First Lawrence 24 consecutive monthly payments of $41,667 each, beginning February 1, 2000. In exchange, First
Lawrence will be available to perform management consulting services to GTL Holdings.

     On August 24, 1999, Global's Board of Directors approved a $5 million secured credit facility by and between TNCi and Global (the "Facility"). The Facility provides that TNCi may borrow up to $5 million for working capital and general corporate purposes at the prime rate of interest plus 3%. The Facility matures in September 2001. TNCi paid an origination fee of $50,000 to Global and will pay an unused line fee of 0.5% per annum. The Facility is secured by all of the assets of TNCi and is convertible, at Global's option, into shares of TNCi's Common Stock at a price equal to the lesser of 66.7% of the five day low average share price of the preceeding 20 days, or $1.75 per share, or any lesser amount at which shares of TNCi's Common Stock have been issued to hird parties. Pursuant to Nasdaq rules, Global may not convert borrowings under the Facility into shares of TNCi Common Stock in excess of 19.99% of the number of shares of TNCi Common Stock outstanding as of August 24, 1999, without stockholder approval. As of December 31, 1999, no amounts were outstanding under the Facility. As of December 31, 1999, Global did not have sufficient cash for TNCi to borrow the full $5 million under the Facility. Should TNCi draw on the Facility, Global would have to obtain financing or sell assets to meet its obligations under the Facility.

     A note payable of TNCi due September 5, 1999 was converted into 200,000 shares of TNCi's Common Stock.

     On November 23, 1999, Global acquired 500,000 shares, or approximately 4% of Shop4Cash.com, Inc. ("Shop4Cash") at a price of $2.00 per share. Shop4Cash is a privately held, cash-incentive, Internet shopping portal. Global has registration rights in connection with these shares.

     The terms of the agreement with Carnival (the "Carnival Agreement") provide that Carnival may return the CruiseView(TM) system within the acceptance period, as defined in the Carnival Agreement. The acceptance periods for the "Fantasy" and "Destiny" class ships are twelve months and three months, respectively. As of December 31, 1999, the Company recorded deferred revenue of $2,108,151, reflecting amounts paid by Carnival towards the purchase price of CruiseView(TM) aboard these ships. As of December 31, 1999, the Company had not recognized any revenue in association with the Carnival Agreement. In January 2000, the systems installed aboard the Fantasy and Destiny class ships were accepted by Carnival.

     The Company has concluded that the cost of building and installing CruiseView(TM) systems in carnival ships pursuant to the agreement with Carnival may exceed the revenue earned in connection therewith. Carnival's continuing to exercise its option for building and installing CruiseView(TM) on additional ships under the agreement may prove unprofitable and therefore have a negative effect on the Company's working capital. The company is currently endeavoring to renegotiate the terms of the agreement with Carnival.

     In January 2000, TNCi entered into a Letter of Intent relating to the issuance of a subordinated convertible debenture (the "Debenture") and warrants to purchase shares of TNCi's Common Stock for net proceeds to TNCi of $5.8 million. The letter provides that over the 24-month term of the Debenture it will accrue interest at an annual rate equal to the prime interest rate. Under the terms of the letter, TNCi shall provide a Letter of Credit equal to 50% of the outstanding principle balance of the Debenture and that TNCi shall register the shares of Common Stock into which the Debenture and warrants are convertible or exercisable, as the case may be. The letter of credit requirement shall be reduced to 35% of the outstanding principal balance of the debenture 45 days after the effective date of the registration statement.

     Beginning on the funding date, the holder of the Debenture shall be permitted each month to convert a pro rata portion (according to a 12-month term payment schedule) of principal amount of the Debenture plus accrued interest into shares of TNCi Common Stock at a conversion price equal to the lesser of
(i) 130% of the average closing price of TNCi Common Stock for the 10 consecutive trading days prior to the funding date, or (ii) 100% of the average three low daily trades of TNCi Common Stock selected by the holder of the Debenture for the 12 days prior to the submission of the conversion notice. The letter also provides the Company with certain prepayment and forced conversion rights.

     Additionally, the holder of the Debenture is to receive 120,000 warrants to purchase Common Stock of TNCi at a price equal to 130% of the average closing price of TNCi Common Stock for the five consecutive trading days prior to the funding date. The warrants are callable under certain circumstances and expire five years from date of issue. Proceeds from this transaction will be used to fund general operations of TNCi.

INFLATION AND SEASONALITY

     The Company does not believe that it is significantly impacted by inflation. The Company's operations are not seasonal in nature, except to the extent fluctuations in quarterly operating results occur due to the cyclical nature of government funding to be obtained in connection with education programs with which the Company may be involved in the future, if any.

YEAR 2000

     Many currently installed computer systems and software products were coded to accept only two digit year entries in the date code field. Consequently, subsequent to December 31, 1999, many of these systems became subject to failure or malfunction. Although we are not aware of any material Year 2000 issues at this time, Year 2000 problems may occur or be made known to us in the future. Year 2000 issues may possibly affect software solutions developed by us or third-party software incorporated into our solutions. We generally do not guarantee that the software licensed from third-parties by our clients is Year 2000 compliant, but we sometimes do warrant that solutions developed by us are Year 2000 compliant.

FORWARD-LOOKING INFORMATION

     This Report contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the control of the Company, include, without limitation, the following: resolution of the Swissair-related litigation; maintenance of the Donativos permit for operation of the Mexican entertainment center; obtaining a secondary prize permit by Donativos for use at the Mexican entertainment center; obtaining financing for general corporate purposes and for the Inter Lotto gaming equipment; remedying or improving dramatically the cash shortfall in Donativos' operations; the inability to cover the obligations to the provider of the InterLotto lottery systems from the operations of a start-up venture in an untried game in the UK market; the ability of the Company to procure and provide compelling content for use through its systems; the Company's success in obtaining new contracts for the sale of its Cheetah(TM) Servers and/or interactive information and entertainment systems; the volume and type of work orders that are received under such contracts; the accuracy of the cost estimates for the projects; the Company's ability to complete its projects on time and within budget; levels of, and ability to collect accounts receivable; availability of trained personnel and utilization of the Company's capacity to complete work; competition and competitive pressures on pricing; and economic conditions in the United States and in other regions served by the Company.

                           PART II. OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     BRYAN R. CARR V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD., Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, the Company's former Chief Operating and Financial Officer and a former Director, filed a claim on November 24, 1999 alleging a breach of his employment agreement. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. The Company is currently defending the claim.

     ERIC SCHINDLER V. INTERACTIVE FLIGHT TECHNOLOGIES, INC. ET AL., State Court for Fulton County, Georgia, Case No. 99-V51560685. On August 18, 1999, Eric Schindler served a lawsuit on Global, naming Global and TNCi as defendants. The Complaint allege that TNCi and Global failed to pay severance pay pursuant to a written employment contract following Schindler's resignation as an employee and vice president of TNCi in May 1999. Specifically, the Complaint allege (1) breach of contract (against TNCi), (2) conspiracy and interference with contract rights (against TNCi and Global), and (3) interference with contract rights (against Global). Mr. Schindler sought$85,000 in severance pay on the contract claims, unspecified damages for loss of stock options, punitive damages of at least $450,000, attorneys' fees and costs. TNCi and Mr. Schindler entered into a settlement agreement in October 1999, whereby TNCi paid $50,000 to Mr. Schindler and all claims have been dropped.

     GLOBAL TECHNOLOGIES, LTD. V. XCEL CAPITAL, LLC, United States District Court for the Eastern District of Pennsylvania, Case No. 00-CV-505. On January 27, 2000 Global filed an action against XCEL Capital, LLC ("XCEL") for specific performance and breach of contract. In the action, Global is seeking to compel XCEL to tender 75,000 shares of Global Class A Common Stock to Global at $4.75 per share in accordance with XCEL's obligations pursuant to a put/call agreement entered into between the parties on August 12, 1999.

     In September of 1999, Global filed a lawsuit against Barington Capital Group, L.P. ("Barington") in Maricopa County Superior Court, Arizona, seeking a declaratory judgment that no sums were owed to Barington pursuant to a Financial Advisory Service Agreement dated in October of 1998. In October of 1999, Barington filed a lawsuit on the same contract in the Supreme Court of the State of New York, County of New York, Index No. 99-604l606, captioned Barington Capital Group, L.P. v. Interactive Flight Technologies, Inc., alleging that
Barington is owed $1,750,471 in connection with services alleged to have been performed pursuant to the Financial Advisory Service Agreement. Global denies all liability and denies that any sums are owed to Barington.

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

     The Company is subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of December 31, 1999, the effect of such matters will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2 -- CHANGES IN SECURITIES

UNREGISTERED ISSUANCES

     In December 1999, Global issued stock purchase warrants to purchase 25,000 shares of Class A Common Stock at $7.88 per share to Emden Consulting Corp. in exchange for certain financial advisory services. The exercise period of the warrants expire in December 2004. This issuance is exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

     In December 1999, Global issued stock purchase warrants to purchase 25,000 shares of Class A Common Stock at $7.88 per share to Waterton Group LLC in exchange for certain financial advisory services. The exercise period of the warrants expire in December 2004. This issuance is exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

     On November 30, 1999, Global issued 15,000 shares of its Class A Common Stock to Teamworks GmbH, a German investment banking firm, in consideration of certain financial advisory services provided by that company. These shares were granted in a transaction exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

     On October 8, 1999, Global granted Irwin L. Gross, its Chairman and Chief Executive Officer, an option to purchase up to 1,000,000 shares of its Class A Common Stock at an exercise price per share of $2.75, the closing price per share as reported on the Nasdaq National Market for October 7, 1999. One quarter of the options vested on the date of grant and one quarter vest in equal installments on each of the first three anniversaries of the date of grant. The remaining half of the options vest on the sixth anniversary of the date of grant, subject to acceleration to a three-year vesting schedule in the event of the achievement of certain performance milestones. These options were granted in a transaction exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

     At the November 10, 1999 meeting of the Board of Directors of Global, the Board approved the sale of approximately 1,035,500 shares of its Class A Common Stock to certain of the Company's directors and officers at $2.625 per share, the last sale price of a share of Class A Common Stock on November 10, 1999 as reported by the Nasdaq National Market. The Board determined the transaction to be in the best interest of the Company in order to alleviate the liquidity strain experienced in connection with redemption of its Series A Stock and to provide capital for the Company to pursue an investment in an e-commerce company. The issuance was made in a private offering pursuant to Section 4(2) of the Securities Act.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     The following Index to Exhibits lists the Exhibits filed as part of this Quarterly Report on Form 10-QSB. Where so indicated, Exhibits which were previously filed are incorporated by reference. Documents filed herewith are denoted with an asterisk.

     (a) EXHIBITS

         EXHIBIT NO.                        DESCRIPTION
         -----------                        -----------
            10.39 Employment Agreement between Irwin L. Gross and Global Technologies, Ltd., dated October 1, 1999.(1)

            10.40 Option Agreement between Global Technologies, Ltd. and Irwin L. Gross, dated October 8, 1999. *

            27        Financial Data Schedule.*

----------
*    Filed herewith.

(1) Incorporated by reference from Global Technologies, Ltd.'s Quarterly Report on Form 10-QSB for the Quarter ended September 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999, File No. 0-25668.

     (b) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 1999                GLOBAL TECHNOLOGIES, LTD.


                                        By: /s/ Irwin L. Gross
                                            ------------------------------------
                                            Irwin L. Gross
                                            Chief Executive Officer


                                        By: /s/ Patrick J. Fodale
                                            ------------------------------------
                                            Patrick J. Fodale
                                            Chief Financial Officer

                                INDEX OF EXHIBITS


EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

10.39          Employment Agreement between Irwin L. Gross and
               Global Technologies, Ltd., dated October 1, 1999.(1)

10.40          Option Agreement between Global Technologies,
               Ltd. and Irwin L. Gross, dated October 8, 1999.*

27             Financial Data Schedule.*

----------
*    Filed herewith.

(1) Incorporated by reference from Global Technologies, Ltd.'s Quarterly Report on Form 10-QSB for the Quarter ended September 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999, File No. 0-25668.