Form 10QSB/A
period 1999-12-31
GLOBAL TECHNOLOGIES LTD
filed 2000-02-17
CIK 932021

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

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

         Condensed Consolidated Balance Sheets as of December 31, 1999
         (unaudited) and June 30, 1999.........................................3

         Condensed Consolidated Statements of Operations for the Three
         Months and Six Months Ended December 31, 1999 and 1998 (unaudited)....4

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended December 31, 1999 and 1998 (unaudited)...................5

         Notes to Condensed Consolidated Financial Statements..................6

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................14

SIGNATURES....................................................................14

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

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended              Six Months Ended
                                                       December 31,                    December 31,
                                               ----------------------------    ----------------------------
                                                   1999            1998            1999           1998
                                               ------------    ------------    ------------    ------------
Revenue:
 Equipment sales                               $     46,759    $         --    $  5,597,319    $     89,028
 Service income                                          --         438,071          59,827         903,475
                                               ------------    ------------    ------------    ------------
                                                     46,759         438,071       5,657,146         992,503
                                               ------------    ------------    ------------    ------------
Costs and expenses:
 Cost of equipment sales                             34,534              --       3,454,915         283,714
 Cost of service income                               6,523         199,771          15,103         346,133
 General and administrative expenses              3,472,509       3,030,811       6,434,775       7,868,209
 Non-cash compensation expense                      539,050              --         624,050              --
 Provision for doubtful accounts                         --          28,647              --          28,647
 Expenses associated with investments             1,656,587              --       1,656,587              --
 Special charges                                         --              --              --        (190,000)
 Depreciation and amortization expense              327,500         212,383         652,565         552,903
                                               ------------    ------------    ------------    ------------
                                                  6,036,703       3,471,612      12,207,694       8,889,606
                                               ------------    ------------    ------------    ------------
     Operating loss                              (5,989,944)     (3,033,541)     (6,550,548)     (7,897,103)

Other:
 Interest expense                                   (39,624)         (1,866)        (48,275)         (4,256)
 Interest income                                    221,069         478,316         524,907       1,069,430
 Equity in loss of nonconsolidated affiliates      (562,875)             --        (715,451)             --
 Other income (expense)                             (17,192)       (564,689)         (3,784)       (567,317)
                                               ------------    ------------    ------------    ------------
     Net loss before minority interest
       and preferred dividends                 $ (6,388,566)   $ (3,121,780)   $ (6,793,151)   $ (7,399,246)
                                               ------------    ------------    ------------    ------------
 Minority interest                                  348,682              --         254,163              --
                                               ------------    ------------    ------------    ------------
Net loss                                       $ (6,039,874)   $ (3,121,780)   $ (6,538,988)   $ (7,399,246)
                                               ============    ============    ============    ============
Basic and diluted net loss per share
 of common stock                               $      (1.00)   $      (0.63)   $      (1.03)   $      (1.45)
                                               ============    ============    ============    ============
Weighted average shares outstanding:
 basic and diluted                                6,013,788       4,988,550       6,319,119       5,054,351
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

     (a) EXHIBITS

         EXHIBIT NO.                        DESCRIPTION
         -----------                        -----------
            10.39 Employment Agreement between Irwin L. Gross and Global Technologies, Ltd., dated October 1, 1999.(1)

            10.40 Option Agreement between Global Technologies, Ltd. and Irwin L. Gross, dated October 8, 1999.(2)

            27        Financial Data Schedule.*

----------
*    Filed herewith.

(1) Incorporated by reference from Global Technologies, Ltd.'s Quarterly Report on Form 10-QSB for the Quarter ended September 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999, File No. 0-25668.

(2) Incorporated by reference from Global Technologies, Ltd.'s Quarterly Report on Form 10-QSB for the Quarter ended December 31, 1999, filed with the Securities and Exchange Commission on February 14, 2000, File No. 0-25668.

     (b) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 1999                GLOBAL TECHNOLOGIES, LTD.


                                        By: /s/ Irwin L. Gross
                                            ------------------------------------
                                            Irwin L. Gross
                                            Chief Executive Officer


                                        By: /s/ Patrick J. Fodale
                                            ------------------------------------
                                            Patrick J. Fodale
                                            Chief Financial Officer

                                INDEX OF EXHIBITS


EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
10.39          Employment Agreement between Irwin L. Gross and
               Global Technologies, Ltd., dated October 1, 1999.(1)

10.40          Option  Agreement between Global Technologies,
               Ltd. and Irwin L. Gross, dated October 8, 1999.(2)

27             Financial Data Schedule.*

----------
*    Filed herewith.

(1) Incorporated by reference from Global Technologies, Ltd.'s Quarterly Report on Form 10-QSB for the Quarter ended September 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999, File No. 0-25668.

(2) Incorporated by reference from Global Technologies, Ltd.'s Quarterly Report on Form 10-QSB for the Quarter ended December 31, 1999, filed with the Securities and Exchange Commission on February 14, 2000, File No. 0-25668.