Form 10QSB/A
period 1999-12-31
GLOBAL TECHNOLOGIES LTD
filed 2000-02-22
CIK 932021

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

Commitments and contingencies

Stockholders' equity:
   Series A 8% Convertible preferred stock,
     3,000 shares designated, zero and 3,000
     shares issued and outstanding respectively
     (liquidation preference of $1,200 per share)             --             30
   Series B 8% Convertible preferred stock,
     3,000 shares designated, zero
     shares issued and outstanding                            --             --
   Class A common stock, one vote per share,
     par value $0.01 per share, 40,000,000 shares
     authorized; 7,153,746 and 5,460,636 shares
     issued and outstanding, respectively                 71,537         54,606
   Class B common stock, six votes per share,
     par value $0.01 per share, 4,000,000 shares
     authorized; zero shares issued and outstanding           --             --
   Additional paid-in capital                        116,150,238    113,462,394
   Accumulated other comprehensive income:
     Net unrealized loss on investment securities           (266)       (10,107)
   Accumulated deficit                               (92,166,887)   (85,658,567)
   Treasury stock, at cost; 78,600 shares               (193,990)      (193,990)
                                                    ------------   ------------
      Total stockholders' equity                      23,860,632     27,654,366
                                                    ------------   ------------
      Total liabilities and stockholders' equity    $ 32,617,829   $ 39,412,621
                                                    ============   ============

See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended              Six Months Ended
                                                       December 31,                    December 31,
                                               ----------------------------    ----------------------------
                                                   1999            1998            1999           1998
                                               ------------    ------------    ------------    ------------
Revenue:
 Equipment sales                               $     46,759    $         --    $  5,597,319    $     89,028
 Service income                                          --         438,071          59,827         903,475
                                               ------------    ------------    ------------    ------------
                                                     46,759         438,071       5,657,146         992,503
                                               ------------    ------------    ------------    ------------
Costs and expenses:
 Cost of equipment sales                             34,534              --       3,454,915         283,714
 Cost of service income                               6,523         199,771          15,103         346,133
 General and administrative expenses              3,472,509       3,030,811       5,804,474       7,868,209
 Non-cash compensation expense                      539,050              --         624,050              --
 Provision for doubtful accounts                         --          28,647              --          28,647
 Expenses associated with investments             1,656,587              --       1,656,587              --
 Special charges                                         --              --              --        (190,000)
 Depreciation and amortization expense              327,500         212,383         652,565         552,903
                                               ------------    ------------    ------------    ------------
                                                  6,036,703       3,471,612      12,207,694       8,889,606
                                               ------------    ------------    ------------    ------------
     Operating loss                              (5,989,944)     (3,033,541)     (6,550,548)     (7,897,103)

Other:
 Interest expense                                   (39,624)         (1,866)        (48,275)         (4,256)
 Interest income                                    221,069         478,316         524,907       1,069,430
 Equity in loss of nonconsolidated affiliates      (562,875)             --        (715,451)             --
 Other income (expense)                             (17,192)       (564,689)         (3,784)       (567,317)
                                               ------------    ------------    ------------    ------------
     Net loss before minority interest
       and preferred dividends                 $ (6,388,566)   $ (3,121,780)   $ (6,793,151)   $ (7,399,246)
                                               ------------    ------------    ------------    ------------
 Minority interest                                  348,692              --         254,163              --
                                               ------------    ------------    ------------    ------------
Net loss                                       $ (6,039,874)   $ (3,121,780)   $ (6,538,988)   $ (7,399,246)
                                               ============    ============    ============    ============
Basic and diluted net loss per share
 of common stock                               $      (1.00)   $      (0.63)   $      (1.03)   $      (1.46)
                                               ============    ============    ============    ============
Weighted average shares outstanding:
 basic and diluted                                6,013,788       4,988,550       6,319,119       5,054,351
                                               ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six Months     Six Months
                                                       Ended           Ended
                                                    December 31,    December 31,
                                                        1999           1998
                                                    ------------    ------------
Cash flows from operating activities:
 Net loss                                          $ (6,538,988)   $ (7,399,246)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                        652,565         552,903
   Equity on loss of nonconsolidated affiliate          715,451              --
   Non-cash expenses associated with investments      1,656,587              --
   Loss applicable to minority interest                (170,947)             --
   Special charges                                           --        (190,000)
   Loss on sale of assets held for sale                  37,893              --
   Non cash compensation expense                        624,050              --
   Loss on disposals of property and equipment               --       1,006,532
 Changes in assets and liabilities, net of
  acquisition:
   Increase in accounts receivable                     (903,237)     (4,867,319)
   (Increase)Decrease in inventories                 (2,351,153)        107,959
   Increase in prepaid expenses, other current
     assets and other assets                           (313,315)       (967,786)
   Decrease in accounts payable                        (110,223)       (383,888)
   Decrease in accrued liabilities                     (287,311)       (801,259)
   Increase in deferred revenue                       1,742,300       4,483,870
   Increase (Decrease) in accrued product
    warranties                                          144,750      (1,316,046)
                                                   ------------    ------------
      Net cash used in operating activities        $ (5,101,578)   $ (9,774,280)
                                                   ------------    ------------
Cash flows from investing activities:
 Maturities of investment securities                  1,450,079       2,008,020
 Purchases of investment securities                  (1,839,643)     (2,826,252)
 Sales of investment securities                       4,545,961              --
 Investments in affiliates                           (1,763,948)        784,239
 Payments received on related party note
  receivable                                             17,000              --
 Deposits on property and equipment                  (5,119,417)             --
 Purchases of property and equipment                 (1,870,672)        (51,680)
 Proceeds from sale of equipment                             --          11,786
 Proceeds from sale of assets held for sale             762,107              --
 Decrease (Increase) in restricted cash                (245,678)       (865,443)
 Purchase of Johnny Valet, Inc.                              --        (688,736)
 Payments to purchase Series A, D and E notes          (555,000)             --
                                                   ------------    ------------
      Net cash used in investing activities        $ (4,619,211)   $ (1,628,066)
                                                   ------------    ------------
Cash flows from financing activities:
 Redemption of Series A Preferred Stock              (3,519,970)        (42,074)
 Payments on notes payable                             (719,901)             --
 Issuance of stock to directors and officers          2,702,438      (1,350,475)
 Employee stock option purchases                         19,505              --
                                                   ------------    ------------
      Net cash used in financing activities        $ (1,517,928)   $ (1,392,549)
                                                   ------------    ------------
      Net decrease in cash and cash equivalents     (11,238,717)    (12,794,895)

Cash and cash equivalents at beginning of period     15,521,275      38,961,896
                                                   ------------    ------------
Cash and cash equivalents at end of period         $  4,282,558    $ 26,167,001
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

(10) COMPREHENSIVE INCOME

     Comprehensive income encompasses net income and "other comprehensive income", which includes all other non-owner transactions and events which change stockholders' equity. The Company recognized comprehensive income (loss) for the three months and six months ended December 31, 1999 and 1998 as follows:

                             Three Months Ended            Six Months Ended
                                 December 31,                December 31,
                          -------------------------   -------------------------
                             1999          1998          1999          1998
                          -----------   -----------   -----------   -----------
Net loss
Other comprehensive loss,
 net of tax               $(6,039,874)  $(3,121,780)  $(6,538,988)  $(7,399,246)
 Net unrealized loss on
  Investment securities         1,149            --         9,841            --
                          -----------   -----------   -----------   -----------
Comprehensive loss        $(6,038,725)  $(3,121,780)  $(6,529,147)  $(7,399,246)
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

            27        Financial Data Schedule.(2)

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

Dated: February 18, 1999                GLOBAL TECHNOLOGIES, LTD.


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