Form 10QSB
period 2000-03-31
GLOBAL TECHNOLOGIES LTD
filed 2000-05-15
CIK 932021

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                 --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended March 31, 2000

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                      Outstanding at May 8, 2000
           -----                                      --------------------------
Class A Common Stock, $.01 par value                     10,533,654 shares
Class B Common Stock, $.01 par value                            -0- shares

          Transitional Small Business Disclosure Format   Yes [ ] No [X]

================================================================================

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                                      INDEX


PART I . FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1.  Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of March 31 , 2000
         (unaudited) and June 30, 1999.......................................  3

         Condensed Consolidated Statements of Operations for the Three
         Months and Nine Months Ended March 31, 2000 and 1999 (unaudited)....  4

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended March 31, 2000 and 1999 (unaudited)....................  5

         Notes to Condensed Consolidated Financial Statements................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 23

Item 2.  Changes in Securities............................................... 24

Item 6.  Exhibits and Reports on Form 8-K.................................... 25

SIGNATURES................................................................... 27

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,           JUNE 30,
                                     ASSETS                           2000                1999
                                                                  -------------       -------------
                                                                   (UNAUDITED)
Current assets:
  Cash and cash equivalents                                       $   1,030,549       $  15,521,275
  Restricted cash                                                       463,405           1,412,736
  Investments                                                        93,024,088           4,594,751
  Accounts receivable                                                    21,087             128,489
  Notes receivable from related parties                                  53,551              98,932
  Inventories, net of allowance of $7,837,595                         5,424,359           1,400,000
  Prepaid expenses                                                      708,518             607,900
  Assets held for sale                                                       --             800,000
  Deferred tax asset                                                 28,797,214                  --
  Other current assets                                                2,818,950             470,273
                                                                  -------------       -------------
      Total current assets                                          132,341,721          25,034,356
  Investments                                                         1,818,812           5,752,599
  Note receivable from related party                                     78,000              75,000
  Property and equipment, net of accumulated depreciation
    of $1,388,678 and $915,901, respectively                         16,206,156           1,369,392
  Intangibles, net accumulated amortization of $631,293
    and $74,981, respectively                                         6,784,844           7,119,806
  Other assets                                                        1,137,865              61,468
                                                                  -------------       -------------

      Total assets                                                $ 158,367,398       $  39,412,621
                                                                  =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $   3,468,809       $   2,530,675
  Accrued liabilities                                                 6,044,928           1,072,269
  Deferred revenue                                                    2,108,152             365,851
  Accrued product warranties                                            291,796                  --
  Notes payable                                                           6,190              24,391
  Notes payable to related parties                                           --              68,836
                                                                  -------------       -------------
      Total current liabilities                                      11,919,875           4,062,022
Notes payable                                                                --           3,467,045
Other liabilities                                                       945,765           1,220,340
Accrued litigation settlement                                         1,000,000           1,843,750
                                                                  -------------       -------------
      Total liabilities                                              13,865,640          10,593,157
                                                                  -------------       -------------

Minority interest                                                       456,908           1,165,098

Stockholders' equity:
  Series A 8% Convertible preferred stock, 3,000 shares
    designated, zero and 3,000 shares issued and outstanding,
    respectively (liquidation preference of $1,200 per share)                --                  30
  Series C 5% Convertible preferred stock, 1,006 and zero
    shares issued and outstanding, respectively                              10                  --
  Class A common stock, one vote per share, par value
    $0.01 per share, 40,000,000 shares authorized; 10,472,054
    and 8,190,954 shares issued and outstanding, respectively           104,722              81,910
  Additional paid-in capital                                        126,815,873         113,435,090
  Accumulated other comprehensive income:
  Loss on foreign currency translation                                 (196,695)                 --
  Net unrealized gain (loss) on investments                          89,962,703             (10,107)
  Unrealized tax benefit of NOL carryforward                         28,797,214                  --
  Accumulated deficit                                              (101,438,977)        (85,658,567)
  Treasury stock, at cost                                                    --            (193,990)
                                                                  -------------       -------------
      Total stockholders' equity                                    144,044,850          27,654,366
                                                                  -------------       -------------

      Total liabilities and stockholders' equity                  $ 158,367,398       $  39,412,621
                                                                  =============       =============

          See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   THREE MONTHS ENDED MARCH 31,      NINE MONTHS ENDED MARCH 31,
                                                  -----------------------------     -----------------------------
                                                      2000             1999             2000             1999
                                                  ------------     ------------     ------------     ------------
Revenue:
  Equipment sales                                 $        590     $         --     $  5,597,909     $     89,028
  Service income                                            --          290,773           59,827        1,194,248
                                                  ------------     ------------     ------------     ------------
                                                           590          290,773        5,657,736        1,283,276
                                                  ------------     ------------     ------------     ------------
Costs and expenses:
  Cost of equipment sales                              225,669               --        3,680,584          283,714
  Cost of service income                                21,189          183,441           36,292          529,574
  General and administrative expenses                8,541,879        1,908,075       14,346,353        9,776,285
  Non-cash compensation expense                        292,562               --          916,612               --
  Provision for doubtful accounts                           --               --               --           28,647
  Expenses associated with investments                      --          300,000        1,656,587          300,000
  Special charges                                           --               --               --         (190,000)
  Depreciation and amortization expense                370,607          104,456        1,023,172          657,359
                                                  ------------     ------------     ------------     ------------
                                                     9,451,906        2,495,972       21,659,600       11,385,579
                                                  ------------     ------------     ------------     ------------

      Operating loss                                (9,451,316)      (2,205,199)     (16,001,864)     (10,102,303)

Other:
  Interest expense                                      (5,845)          (1,358)         (54,120)          (5,614)
  Interest income                                       48,732          406,799          573,639        1,476,229
  Equity in loss of nonconsolidated affiliates        (405,325)              --       (1,120,776)              --
  Other income (expense)                               (15,913)          19,545          (19,697)        (547,772)
                                                  ------------     ------------     ------------     ------------

      Net loss before minority interest             (9,829,667)      (1,780,213)     (16,622,818)      (9,179,460)
                                                  ------------     ------------     ------------     ------------

  Minority interest                                    557,576               --          811,739               --
                                                  ------------     ------------     ------------     ------------

Net loss                                          $ (9,272,091)    $ (1,780,213)    $(15,811,079)    $ (9,179,460)
                                                  ------------     ------------     ------------     ------------

Cumulative dividend on preferred stock                 (61,644)              --          (61,644)              --
                                                  ------------     ------------     ------------     ------------

Net loss attributable to common shareholders      $ (9,333,735)    $ (1,780,213)    $(15,872,723)    $ (9,179,460)
                                                  ============     ============     ============     ============
Basic and diluted net loss per share
 of common stock                                  $      (0.88)    $      (0.22)    $      (1.66)    $      (1.20)
                                                  ============     ============     ============     ============
Weighted average shares outstanding:
 basic and diluted                                  10,614,910        8,013,134        9,550,955        7,657,652
                                                  ============     ============     ============     ============

          See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           NINE MONTHS       NINE MONTHS
                                                              ENDED             ENDED
                                                             MARCH 31,         MARCH 31,
                                                               2000              1999
                                                           ------------      ------------
Cash flows from operating activities:
  Net loss                                                 $(15,811,079)     $ (9,179,460)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                              1,023,172           657,359
   Equity in loss of nonconsolidated affiliate                1,120,776                --
   Non-cash expenses associated with investments              1,656,587                --
   Loss applicable to minority interest                        (811,739)               --
   Special charges                                                   --          (190,000)
   Loss on sale of assets held for sale                          37,893                --
   Non-cash compensation expense                                916,612                --
   Loss on disposals of property and equipment                       --         1,006,532
   Changes in assets and liabilities, net of acquisition:
     Decrease (increase) in accounts receivable                 107,402          (684,054)
     (Increase) decrease in inventories                      (4,024,359)           86,643
     Increase in prepaid expenses                              (100,618)          (85,108)
     Increase in other current assets and other assets       (2,352,213)       (2,880,295)
     Increase (decrease) in accounts payable                    776,815          (575,086)
     Increase (decrease) in accrued liabilities               4,806,649          (881,405)
     Increase in deferred revenue                             1,742,300         1,900,518
     Increase (decrease) in accrued product warranties          291,796        (1,426,013)
                                                           ------------      ------------
         Net cash used in operating activities             $(10,620,006)     $(12,250,369)
                                                           ------------      ------------
Cash flows (for) from investing activities:
  Maturities of investment securities                         1,450,079         2,558,015
  Purchases of investment securities                         (1,839,643)       (6,048,182)
  Sales of investment securities                              4,969,019         1,502,253
  Investments in affiliates                                  (2,108,373)               --
  Payments received on related party note receivable             42,381                --
  Deposits on property and equipment                           (795,320)               --
  Purchases of property and equipment                       (15,303,425)          (69,125)
  Proceeds from sale of equipment                                 3,590            14,368
  Proceeds from sale of assets held for sale                    762,107                --
  Decrease (Increase) in restricted cash                        667,181        (2,006,423)
  Purchase of Johnny Valet, Inc.                                     --          (688,736)
  Payments to purchase Series A, D and E notes                 (555,000)               --
                                                           ------------      ------------
         Net cash used in investing activities             $(12,707,404)     $ (4,737,830)
                                                           ------------      ------------
Cash flows from (for) financing activities:
  Issuance of Series C Preferred Stock                        9,660,000                --
  Redemption of Series A Preferred Stock                     (3,519,970)               --
  Exercise of unit purchase options                           2,111,118                --
  Purchase of treasury stock                                 (1,394,960)       (1,544,466)
  Payments on notes payable                                    (767,525)         (151,123)
  Issuance of stock to directors and officers                 2,684,938                --
  Re-purchase of outstanding warrants                          (296,036)               --
  Exercise of employee stock options                            555,813             4,245
                                                           ------------      ------------
         Net cash provided by (used in)
          financing activities                             $  9,033,378      $ (1,691,344)
                                                           ------------      ------------

Effect of exchange rate on cash and cash equivalents           (196,694)               --
                                                           ------------      ------------

         Net decrease in cash and cash equivalents          (14,490,726)      (18,679,543)

Cash and cash equivalents at beginning of period             15,521,275        38,961,896
                                                           ------------      ------------

Cash and cash equivalents at end of period                 $  1,030,549      $ 20,282,353
                                                           ============      ============

          See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


PART I.  FINANCIAL INFORMATION

BASIS OF PRESENTATION

(1)  PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of Global Technologies, Ltd. ("Global") and its wholly-owned subsidiaries:
GlobalTech Holdings Limited, GTL Management Limited, Interactive Flight Technologies (Gibraltar) Limited, GTL Lottoco, Inc., GTL Subco, Inc., GTL Investments, GTL Leasing Limited, Lottery Sales Company Limited, and MTJ Corp; and the majority-owned and controlled subsidiary, The Network Connection, Inc. and its wholly-owned subsidiary TNCi UK Limited ("TNCi") (collectively, the "Company"). The ownership interest of minority shareholders in TNCi are recorded as "minority interest" on the accompanying condensed consolidated financial statements. TNCi was acquired by Global effective May 1, 1999 for accounting purposes (the "Transaction"). All significant intercompany accounts and transactions have been eliminated.

         The equity method of accounting is used for the Company's 50% or less owned affiliates (Inter Lotto (UK) Limited and Donativos S.A. de C.V.) over which the Company has the ability to exercise significant influence. The amount by which the Company's carrying value in each such affiliate exceeds its share of the underlying net assets of such equity affiliate is amortized over five years on a straight-line basis from the date of acquisition which adjusts the Company's share of such affiliate's earnings or losses. The Company's investment in Shop4Cash.com, Inc. is accounted for at cost. The Company's investment in U.S. Wireless Corporation ("U.S. Wireless") is accounted for at fair market value as securities available for sale under FAS 115. (See Note 3.)

         The Company continually evaluates investments for indications of impairment based on the market value of each investment relative to cost, financial condition, near-term prospects of the investment, and other relative factors. If impairment is determined the carrying value is adjusted to fair value.

         The equity method of accounting requires that when it is determined that only one party in an investment has any tangible assets at risk, 100% of the equity loss should be recorded by that party without regard to the percent ownership in the investment. The Company determined during the quarter ended December 31,1999 that it retains the majority of the financial risk related to Inter Lotto and, accordingly, has recorded against their investment 100% of the loss incurred by Inter Lotto during this period before operations begin, and continues to record 100% of the loss until such time as the investment begins to return a profit.

         In the quarter ended December 31, 1999, the Company determined that the value of its investment in Donativos S.A. de C.V. ("Donativos") had been permanently impaired. Since the opening of its entertainment center, Donativos has not generated sufficient profits to meet its obligations to the Company under the loan and equipment financing agreements and, therefore, its ability to continue as a "going concern" was in doubt. The equity investment has been written off and a reserve for the full amount of the loans and subsequent advances to Donativos has been recorded, resulting in a charge to income of $1.7 million. On April 14, 2000 the Company entered into an agreement pursuant to which on May 10, 2000 the Company received $2.0 million from Donativos in return for cancellation of the debt owed by Donativos to Global and transfer of the equity that Global and Regal Gaming & Entertainment, Inc. ("Regal") held in Donativos to the majority shareholder of Donativos. The transaction also involved an exchange of general releases and transfer of title to the equipment in the gaming center in Monterey, Mexico from a Global subsidiary to Donativos.

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the transition period ended June 30, 1999, included in the Company's Transition Report on Form 10-KSB.

         The results of operations for the three months and nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(3) INVESTMENTS

         Investments are classified according to the applicable accounting method at March 31, 2000 and June 30, 1999. Market value reflects the price of publicly traded securities at the close of business at the respective date. Unrealized gain (loss) reflects the excess (deficit) of market value over carrying value of publicly traded securities classified as available for sale.

         In March and April 2000, the Company converted its Series B Preferred Stock of U.S. Wireless Corporation ("U.S. Wireless") into 3,000,000 shares of U.S. Wireless common stock (subject to the limitations of Rule 144). As such, the Company changed its method of accounting for this investment from the cost method to classifying the investment as available for sale carried at fair market value as of March 31, 2000. Unrealized gains on this investment are reflected as a separate component of stockholders' equity. At March 31, 2000 the market price of U.S. Wireless common stock was $31 per share, resulting in a total fair market value of $93,000,000. Changes in the market price of U.S. Wireless stock will result in future adjustments to unrealized gains or losses on this investment. As of May 10, 2000, the price per share common share of U.S. Wireless common stock was $15.00, resulting in a fair market value of $45 million.

         The following summarizes the Company's current portion of investments by type at:

                                                   GROSS          GROSS
                                                 UNREALIZED     UNREALIZED
                                  AMORTIZED        HOLDING       HOLDING          FAIR
                                     COST           GAINS         LOSSES          VALUE
                                  ----------     -----------     --------      -----------
MARCH 31, 2000
Available-for-sale:
  Corporate equity securities     $3,037,325     $89,962,675     $     --      $93,000,000
  Corporate debt securities           24,060              28           --           24,088
                                  ----------     -----------     --------      -----------
     Total                        $3,061,385     $89,962,703     $     --      $93,024,088
                                  ==========     ===========     ========      ===========

JUNE 30, 1999
Available-for-sale:
  Corporate debt securities       $4,604,858     $        --     $(10,107)     $ 4,594,751
                                  ==========     ===========     ========      ===========

         Corporate equity securities consist of available for sale securities. Corporate debt securities consist of corporate bonds with a maturity greater than three months at the time of purchase.

         The following summarizes the Company's non-current investments at March 31, 2000:

                                                    CARRYING VALUE
                                                    --------------
               Equity Affiliates
                 (Approx. voting %)
                 Inter Lotto (UK) Ltd. (27.5%)         $  818,812
                 Donativos S.A. de C.V. (24.5%)                --
                  Shop-4-Cash.com, Inc. (4%)            1,000,000
                                                       ----------
               Total Non-Current Investments           $1,818,812
                                                       ==========

(4) STOCK DIVIDEND

         On January 5, 2000, the Board of Directors approved a three-for-two stock split to be effected by way of a stock dividend of one share for each two shares of Common Stock held by stockholders of record as of the close of business February 15, 2000. The dividend was paid on February 29, 2000; fractional shares have been paid out in cash. All references to the number of common shares, per share amounts and stock option data elsewhere in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the stock dividend for all periods presented prior to the stock dividend.

(5) DEFERRED TAX ASSET

         As a result of the Company's change from the cost method of valuation of its investment in U.S. Wireless (See Note 3), during the quarter ended March 31, 2000, the Company determined that its deferred tax assets resulting from net operating loss carryforwards for Federal income tax purposes are more likely than not to be realized. As such, the Company has reduced its valuation allowance previously recorded for 100% of the deferred tax assets. As of June 30, 1999 the Company had a net operating loss carryforward for federal income tax purposes of approximately $73.9 million. A deferred tax asset of approximately $28.8 million has been recognized based upon an effective tax rate of 39%.

(6) NOTES RECEIVABLE

         Prior to the reverse merger with TNCi (the "Transaction"), TNCi issued a secured promissory note to Global in the principal amount of $750,000, bearing interest at a rate of 9.5% per annum, and a related security agreement granting Global a security interest in TNCi's assets (the "Promissory Note"). The Promissory Note was convertible into shares of TNCi's Series C 8% Convertible Preferred Stock ("TNCi Series C Stock") at the discretion of Global. The Note had an original maturity of May 14, 1999, but had been extended until September 2001.

         In July and August 1999, Global purchased all of the Series A and E notes and the Series D notes issued by TNCi (collectively, the "Series Notes"), respectively, from the holders of such notes. Concurrent with such purchase by Global, TNCi executed several allonges to the Promissory Note which cancelled such Series Notes and rolled the principal balance, plus accrued but unpaid interest, penalties and redemption premiums on the Series Notes, into the principal balance of the Promissory Note. Subsequent to May 18, 1999, Global has also advanced working capital to TNCi in the form of intercompany advances. In

August 1999, TNCi executed an allonge to the Promissory Note which rolled the intercompany advances into the principal balance of the Promissory Note and granted Global the ability to convert the Promissory Note directly into shares of TNCi's Common Stock, without first converting to Series C Stock, as an administrative convenience.

         On August 24, 1999, the Board of Directors of Global approved the conversion of the Promissory Note into approximately 4.8 million shares of TNCi's Common Stock. Such conversion was contingent upon receiving shareholder approval to increase the authorized share capital of TNCi. This increase in authorized share capital was subsequently approved at the September 17, 1999 Special Meeting of TNCi shareholders. Accordingly, TNCi has issued to Global approximately 4.8 million shares of its Common Stock based on the conversion date of August 24, 1999. Separately from the Promissory Note, in December 1999 TNCi issued 886,140 shares of its Common Stock to Global upon conversion of the TNCi Series C Stock held by Global.

         Also, on August 24, 1999, the Company's Board of Directors approved a $5 million secured revolving credit facility by and between TNCi and Global (the "Facility"). The Facility provides that TNCi may borrow up to $5 million for working capital and general corporate purposes at the prime rate of interest plus 3%. The Facility matures in September 2001. TNCi paid an origination fee of $50,000 to Global and will pay an unused line fee of 0.5% per annum. The Facility is secured by all of the assets of TNCi and is convertible, at Global's option, into shares of TNCi's Common Stock at a price equal to the lesser of 66.7% of the trailing five-day average share price of the preceding 20 days, or $1.50 per share, or any lesser amount at which shares of TNCi's Common Stock have been issued to third parties.

         Pursuant to Nasdaq rules, Global may not convert borrowings under the Facility into shares of TNCi Common Stock in excess of 19.99% of the number of shares of TNCi Common Stock outstanding as of August 24, 1999, without stockholder approval. As of March 31, 2000, $1,080,000 was outstanding under the Facility. As of March 31, 2000, the Company did not have sufficient cash for TNCi to borrow the full $5 million under the Facility. Should TNCi draw on the Facility, the Company would have to obtain financing or sell assets to meet its obligations under the Facility. Should TNCi be unable to borrow funds under the Facility, it could result in a material adverse effect on the operating results and financial condition of TNCi.

(7) NOTES PAYABLE

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

(8) PREFERRED STOCK

         On November 10, 1999, the Board of Directors of the Company approved the redemption of the Series A 8% Convertible Preferred Stock ("Series A Stock") as of November 6, 1999 for approximately $3.57 million, consisting of its stated value of $3 million, plus accrued and unpaid dividends of approximately $120,000 and a redemption premium of approximately $450,000. Such amounts were paid on November 16, 1999 to the holder of the Series A Stock.

         On February 16, 2000, Global entered into an agreement for the issue of preferred stock and callable warrants in return for $10 million. The preferred stock carries a 5% cumulative dividend payable quarterly in cash or in kind. Cumulative undeclared and unpaid dividends as of March 31, 2000 total $61,644 or $6.16 per share. The preferred stock converts into Class A Common Stock at a conversion price of $17.748 per share, representing 120% of the average closing bid prices thereof over the five trading days beginning March 1, 2000 (the "Fixed Conversion Price") as adjusted for certain dilutive events. Nine months after funding, and every three months thereafter, the conversion price resets to the lesser of the Fixed Conversion Price or 100% of the average of the four low trading prices over the course of the preceding 20 trading days. On April 14, 2000 the Company registered the Class A Common Stock into which the preferred stock and warrants are convertible or exercisable, as the case may be. Additionally, the Company may redeem the preferred stock for a premium under certain circumstances. As of May 10, 2000 the Series C 5% Convertible Preferred Stock ("Series C Stock") represented approximately 14% of the common stock of the Company on a fully converted basis. If the Company were required to redeem the Series C Stock, it could have a material adverse effect on the Company's financial position.

(9) WARRANTS

         In December 1999, TNCi issued warrants to purchase 25,000 shares of TNCi Common Stock at $6.50 per share and Global issued warrants to purchase 37,500 shares of Global Class A Common Stock at $5.25 per share to Emden Consulting Corp. in exchange for certain financial advisory services. The warrants expire in December 2004. Non-cash compensation expense of $269,525 was recorded in the quarter ended December 1999.

         In December 1999, TNCi issued warrants to purchase 25,000 shares of TNCi Common Stock at $6.50 per share and Global issued warrants to purchase 37,500 shares of Global Class A Common Stock at $5.25 per share to Waterton Group LLC in exchange for certain financial advisory services. The warrants expire in December 2004. Non-cash compensation expense of $269,525 was recorded in the quarter ended December 1999.

         In December 1999, TNCi issued common stock purchase warrants to purchase 100,000 shares of TNCi Common Stock at prices ranging from $6 to $10 per share to Continental Capital & Equity Corp. in exchange for public relations and financial advisory services. The warrants vest over a period of 270 days and expire in February 2002. Non-cash compensation expense of $151,286 was recognized in the three months ended March 31, 2000 and additional non-cash compensation expense may be recognized, under variable plan accounting, over the remaining nine months of the agreement.

         In connection with the February 16, 2000 preferred stock offering noted above, the Company issued warrants to purchase 100,925 shares of Global's Class A Common Stock to the holders of the preferred stock. These warrants are exercisable at a price of $17.748 and expire in February 16, 2005.

         In connection with the February 16, 2000 preferred stock issuance, designees of Reedland Capital Partners, a division of Financial West Group, received warrants to purchase an aggregate of 50,000 shares of the Company's common stock at $17.835 per share for Reedland Capital Partners' role as sales agent.

         On March 13, 2000, TNCi issued 236,080 shares of its common stock in connection with the cashless exercise of common stock purchase warrants held by the former holders of TNCi's Series A and E notes. The warrants exercised represented warrants to purchase 311,525 shares of TNCi Common Stock.

(10) SHARE REPURCHASES

         In July and August 1999, Global acquired from third parties the Series Notes (as described in Note 4) issued by TNCi in November of 1998 for consideration consisting of cash and 581,415 shares of Class A Common Stock. In connection with this transaction, Global entered into put/call agreements with the various note holders which provided them with the right to require Global to purchase any or all of their shares for an average price of $2.38 per share. Further, Global retained the right to purchase all or any of these shares held by the holder at an average price of $3.03 per share. These put and call rights could be exercised for the period from January 1, 2000 to January 10, 2000.

         In December, 1999, the Company determined to exercise its call rights effective January 1, 2000 and provided proper notice to the parties that it had done so. Accordingly, on February 28, 2000, the Company repurchased 464,630 of these shares at a cost of approximately $1.4 million. The repurchase of the remainder of these shares is currently the subject of litigation. See "Note

11(a) - Global Technologies, Ltd. v. XCEL Capital, LLC." These repurchased shares and all other shares held in Treasury Stock were retired by the Board of Directors of the Company on March 16, 2000.

(11) UNIT PURCHASE OPTIONS

         In connection with the Company's March 6, 1995 public offering, the Company issued 140,000 Unit Purchase Options to designees of D. H. Blair Investment Banking Corporation for their role as underwriters of the offering. Each Unit Purchase Option was exercisable into one share of Class A Common Stock, One Class A Warrant and One Class B Warrant at an exercise price of $12.00 per share. Each Class A Warrant was exercisable into one share of Class A Common Stock and one additional Class B Warrant at an exercise price of $13.71 per share (as adjusted for certain dilutive events). Each Class B Warrant was exercisable into one share of Class A Common Stock at an exercise price of $19.10 per share (as adjusted for certain dilutive events). The options and underlying warrants were set to expire March 6, 2000.

         As of March 6, 2000, 104,458 shares of Class A Common Stock were issued as a result of the exercise of the Unit Purchase Options and 64,439 shares of Class A Common Stock were issued as a result of the exercise of Class A Warrants. No Class B Warrants were exercised and any remaining options and warrants have expired. The Company received proceeds of $2,111,118 as certain option holders executed cashless exercise.

(12) OPTION GRANTS

         On October 8, 1999, the Compensation Committee of the Board of Directors of the Company recommended, and the Board approved, an option grant to purchase up to 1,500,000 shares of Global's Class A Common Stock to Mr. Irwin L. Gross, Chairman and Chief Executive Officer of the Company. One quarter of these options vested immediately and one quarter vest over three years. The remainder vest on the sixth anniversary of the date of grant, subject to acceleration to a three-year schedule in the event of the achievement of certain performance goals. The exercise price of the options is equal to the closing market price of the Company's Common Stock on the day prior to grant. The options expire in October 2009.

         Additionally, on November 10, 1999, the Compensation Committee of the Board of Directors of TNCi recommended, and the Board approved an option grant to purchase up to 500,000 shares of TNCi's Common Stock to Mr. Irwin L. Gross, Chairman and Chief Executive Officer of TNCi. One quarter of these options vested immediately and one quarter vest over three years. The remainder vest on the sixth anniversary of the date of grant, subject to acceleration to a three-year schedule in the event of the achievement of certain performance goals. The exercise price of the options is equal to the closing market price of TNCi's Common Stock on the day of grant. The options expire in October 2009.

         On March 6, 2000, TNCi granted options to purchase up to 800,000 shares of TNCi's Common Stock to Mr. Robert Pringle, President and Chief Operating Officer of TNCi. One fifth of these options vest on June 6, 2000, with the remainder vesting in four equal annual installments beginning March 6, 2001. Exercise price of the options is equal to the closing market price of TNCi's Common Stock on the day prior to grant, and the options expire on March 6, 2010.

         On March 6, 2000, TNCi granted options to purchase up to 800,000 shares of TNCi's Common Stock to Dr. Jay Rosan, an Executive Vice President of TNCi. One fifth of these options vest on June 6, 2000, with the remainder vesting in four equal annual installments beginning March 6, 2001. Exercise price of the options is equal to the closing market price of TNCi's Common Stock on the day prior to grant, and the options expire on March 6, 2010.

         On March 6, 2000, TNCi granted options to purchase up to 250,000 shares of TNCi's Common Stock to Mr. Richard Genzer, Chief Technology Officer of TNCi. One fifth of these options vest on June 6, 2000, with the remainder vesting in four equal annual installments beginning March 6, 2001. Exercise price of the options is equal to the closing market price of TNCi's Common Stock on the day prior to grant, and the options expire on March 6, 2010.

(13)  PRO FORMA INFORMATION

         Pro forma unaudited operations data assuming the TNCi acquisition had taken place on July 1, 1998 is as follows:

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                     MARCH 31, 1999            MARCH 31, 1999
                                     --------------            --------------
         Revenue                      $   121,764              $  1,722,368
         Net loss                     $(2,246,133)             $(16,617,373)
         Net loss per share           $     (0.29)             $      (2.17)

(14) COMMITMENTS AND CONTINGENCIES

(a)  LAWSUITS

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

         Swissair/MDL-1269, IN REGARDS TO AN AIR CRASH NEAR PEGGY'S COVE, NOVA SCOTIA. This multi-district litigation, which is being overseen by the United States District Court for the Eastern Division of Pennsylvania, relates to the crash of Swissair Flight No. 111 on September 2, 1998. The Swissair MD-11 aircraft involved in the crash was equipped with an entertainment network system that had been sold to Swissair by the Company. Estates of the victims of the crash have filed lawsuits throughout the United States against Swissair, Boeing, Dupont and various other parties, including the Company. TNCi has been named in some of the lawsuits filed on a successor liability theory. The Company and TNCi deny all liability for the crash. The Company and TNCi are being defended by the aviation insurer for the Company.

         FEDERAL  EXPRESS  CORPORATION V. THE NETWORK  CONNECTION,  INC.,  State
Court of Forsyth County, State of Georgia, Civil Action File No. 99-SC-0053. This lawsuit was served on the Company on or about July 22, 1999 by Federal Express Corporation and relates to charges incurred by prior management. The suit alleged the Company owes Federal Express approximately $110,000 for past services rendered. The Company has settled this matter for $75,000, with $25,000 having been paid on execution of the settlement agreement on March 3, 2000, $10,000 having been paid on each of April 1, 2000 and May 1, 2000 and three additional payments of $10,000 to be paid on each of June 1, 2000, July 1, 2000 and August 1, 2000.

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

         In September of 1999, Global filed a lawsuit against Barington Capital Group, L. P. ("Barington") in Maricopa County Superior Court, Arizona, seeking a declaratory judgment that no sums were owed to Barington pursuant to a Financial Advisory Service Agreement dated in October of 1998. In October of 1999, Barington filed a lawsuit on the same contract in the Supreme Court of the State of New York, County of New York, Index No. 99-6041606, captioned BARINGTON CAPITAL GROUP , L.P. V. INTERACTIVE FLIGHT TECHNOLOGIES, INC., alleging that
Barington is owed $1,750,471 in connection with services alleged to have been performed pursuant to the Financial Advisory Service Agreement. Barington's New

York suit has been stayed pending resolution of the Arizona action. Global denies all liability and denies that any sums are owed to Barington.

         GLOBAL TECHNOLOGIES, LTD. V. XCEL CAPITAL, LLC, United States district Court for the Eastern District of Pennsylvania, Case No. 00-CV-505. On January 27, 2000 Global filed an action against XCEL Capital, LLC ("XCEL") for specific performance and breach of contract. In the action, Global is seeking to compel XCEL and another party to tender 116,785 shares of Global Class A Common Stock to Global at $3.17 per share in accordance with XCEL `s obligations pursuant to a put/call agreement entered into between the parties on August 12, 1999.

         On October 25, 1999, Global filed a lawsuit against Regal (and its principals and their spouses) in the United States District Court for the Southern District of Florida seeking judgment in favor of Global on the $500,000 promissory note made by Regal (and guaranteed by its principals and their spouses) to Global. The promissory note was made to secure Regal's obligations to fund cost overruns in connection with the entertainment center project undertaken by Donativos. In May 2000, this lawsuit was settled in connection with a transaction that Global engaged in with Donativos S.A. de C.V. ("Donativos") whereby Global received $2.0 million from Donativos in return for cancellation of the debt owed by Donativos to Global and transfer of the equity that Global and Regal held in Donativos to its majority shareholder (the debt and equity portions of this investment had been previously written off). In the settlement, Regal delivered to Global its shares of Donativos in return for $80,000, dismissal of this lawsuit, cancellation of the debt owed by Regal to Global and a mutual general release.

         A suit captioned LODGENET ENTERTAINMENT CORPORATION V. THE NETWORK CONNECTION, INC. was filed April 5, 2000 in the Circuit Court for the Second Judicial Circuit of the State of South Dakota. The action arises out of TNCi's hiring of Theodore P. Racz, a former LodgeNet Entertainment Corporation ("LodgeNet") employee, as its Senior Vice President of the Hotels & Hospitality division. LodgeNet is alleging tortious interference with contract and tortious interference with business relationships. LodgeNet is seeking to prohibit Mr. Racz from being employed by TNCi, as well as seeking damages, and fees and costs.

         A case captioned INTERACTIVE FLIGHT TECHNOLOGIES, INC. V. MICHAIL ITKIS was initiated on February 3, 1999 in the Superior Court of State of Arizona, in and for Maricopa County. The Company brought claims for breach of contract, unjust enrichment, breach of fiduciary duty and fraud against Mr. Itkis relating to certain items of compensation that he received in connection with his separation from the Company. The Company sought the return of the items of compensation. Mr. Itkis brought counterclaims against the Company and certain of its affiliates for breach of contract and declaratory judgment, seeking to retain the items of compensation. The parties settled this matter in May 2000 with Global paying Mr. Itkis $6,295 for certain legal expenses he incurred in defending the action and for which Global was required to provide indemnity.

         The Company may be subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of March 31, 2000, the effect of such matters will not have a material adverse effect on the Company's results of operations and financial position.

(b) CARNIVAL AGREEMENT

         In September 1998, the Company entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival") for the purchase, installation and maintenance of its advanced cabin entertainment and management system for the cruise industry ("CruiseView(TM)") on a minimum of one Carnival Cruise Lines ship. During the four-year period commencing on the date of the Carnival Agreement, Carnival has the right to designate an unspecified number of additional ships for the installation of CruiseView(TM). The cost per cabin for CruiseView(TM) purchase and installation on each ship is provided for in the Carnival Agreement. In December 1998, Carnival ordered the installation of CruiseView(TM) on one Carnival Cruise Lines "Fantasy" class ship which has been in operational use since August 1999. In August 1999, Carnival ordered the installation of CruiseView(TM) on one Carnival Cruise Lines "Destiny" class ship which has been in operational use since October 1999. Under the terms of the agreement, the Company receives payment for 50% of the sales price of the system in installments through commencement of operation of the system. Recovery of the remaining sales price of the system is to be achieved through the receipt of the Company's 50% share of net profits as defined in the Carnival Agreement, generated by the system over future periods.

         The terms of the Carnival Agreement provide that Carnival may return the CruiseView(TM) system within the acceptance period, as defined in the Carnival Agreement, or for breach of warranty. The acceptance period for the Fantasy and Destiny class ships are twelve months and three months, respectively, from completion of installation and testing, which occurred in February 1999 and October 1999, respectively. The initial warranty period for these systems is three years. As of March 31, 2000, the Company had recorded deferred revenue of approximately $2.1 million related to the two Carnival ships.

     In the quarter ended March 31, 2000, the Company concluded that the cost of building and installing CruiseView(TM) systems on the existing two Carnival ships pursuant to the Carnival Agreement has exceeded the revenue that can be earned in connection therewith. Accordingly, the Company has recorded an expense of $208,146 in the period ended March 31, 2000 reflecting the excess of cost over expected revenue. Carnival's continuing to exercise its option for building and installing CruiseView(TM) on additional ships under the agreement may prove unprofitable and therefore have a negative effect on the Company's working capital. The Company is currently endeavoring to renegotiate the terms of the agreement with Carnival. (See "Note 17 (b) - Subsequent Event").

(c) PURCHASE COMMITMENT

         In September 1999, GTL Leasing Limited entered into an agreement with International Lottery & Totalizator Systems, Inc., a California corporation ("ILTS"), to purchase an on-line lottery system for the operation of the Inter Lotto lotteries. The base value of the lottery system being purchased from ILTS is $12.3 million of which approximately $5.5 million has yet to be paid as of March 31, 2000. In addition, on the same date, GTL Management Limited entered into an eight-year facilities management agreement with ILTS to provide operational and technology support for the system. Under this agreement, GTL Management is required, beginning April 1, 2000, to make weekly payments of $72,000, plus additional amounts based on the number of installed terminals and sales volumes, upon the commencement of ticket sales through the system. Global has guaranteed the obligations of GTL Leasing Limited and GTL Management Limited under these agreements.

(15) COMPREHENSIVE INCOME

         Comprehensive income encompasses net income and "other comprehensive income", which includes all other non-owner transactions and events which change stockholders' equity. The Company recognized comprehensive income (loss) for the three months and nine months ended March 31, 2000 and 1999 as follows:

                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                              MARCH 31,                       MARCH 31,
                                    ----------------------------    ----------------------------
                                         2000            1999           2000             1999
                                    -------------    -----------    -------------    -----------
Net Loss                            $  (9,272,091)   $(1,780,213)   $ (15,811,079)   $(9,179,460)
Net unrealized gain on
 investment securities                 89,962,969             --       89,972,810             --
Tax benefit of NOL carryforward        28,797,214             --       28,797,214             --
Unrealized loss on foreign
currency translation                     (196,695)            --         (196,695)            --
                                    -------------    -----------    -------------    -----------
Comprehensive gain (loss)           $ 109,291,397    $(1,780,213)   $ 102,762,250    $(9,179,460)
                                    =============    ===========    =============    ===========

(16) OPERATING SEGMENTS

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


                                         THREE MONTHS ENDED MARCH 31,         NINE MONTHS ENDED MARCH 31,
                                        -------------------------------     -------------------------------
                                            2000               1999              2000               1999
                                        -------------     -------------     -------------     -------------
Revenue
  TNCi                                  $         590     $          --     $   5,657,736     $     478,065
  Other                                            --           290,773                --           805,211
                                        -------------     -------------     -------------     -------------
                                        $         590     $     290,773     $   5,657,736     $   1,283,276
Gross profit(a)
  TNCi                                  $    (246,268)    $          --     $   1,940,860     $     193,615
  Other                                            --           107,332                --           276,373
                                        -------------     -------------     -------------     -------------
                                        $    (246,268)    $     107,332     $   1,940,860     $     469,988
Operating income (loss)
  TNCi                                  $  (2,920,725)    $    (989,121)    $  (4,255,304)    $  (7,036,470)
  Other                                    (6,530,591)       (1,216,078)      (11,746,560)       (3,065,833)
                                        -------------     -------------     -------------     -------------
                                        $  (9,451,316)    $  (2,205,199)    $ (16,001,864)    $ (10,102,303)
General corporate operations
  Equity in loss of non-consolidated
   affiliate                            $    (405,325)    $          --     $  (1,120,776)    $          --
  Net interest                                 42,887           405,441           519,519         1,470,615
  Other income (expenses)                     (15,913)           19,545           (19,697)         (547,772)
  Minority interest                           557,576                --           811,739                --
                                        -------------     -------------     -------------     -------------
                                              179,225           424,986           190,785           922,843
Net loss                                $  (9,272,091)    $  (1,780,213)    $ (15,811,079)    $  (9,179,460)
Total assets
  TNCi                                  $  14,434,965     $   7,019,282     $  14,434,965     $   7,019,282
  General corporate                       143,932,433        28,762,658       143,932,433        28,762,658
                                        -------------     -------------     -------------     -------------

    Total Assets                        $ 158,367,398     $  35,781,940     $ 158,367,398     $  35,781,940
                                        =============     =============     =============     =============

----------
(a) Gross profit is the difference between Revenue and Cost of Revenue in the consolidated statement of operations.

(17) SUBSEQUENT EVENTS

     (a) CREDIT FACILITY

         On April 5, 2000, the Company entered into a line of credit facility with Merrill Lynch in which Merrill Lynch agreed to advance up to $10 million based upon a percentage of the value of securities pledged as collateral to secure amounts drawn under the line of credit. Principal amounts borrowed under the line, together with accrued interest at an annual rate equal to the London Inter-bank Offer Rate (LIBOR) plus 1.25%, are payable upon demand by Merrill Lynch. As of May 11, 2000, approximately $5.1 million is outstanding under the line of credit facility. To secure such borrowing, the Company has pledged to Merrill Lynch 1,000,000 shares of common stock of U.S. Wireless Corporation ("U.S. Wireless") held by the Company.

         If the amount owed under the Merrill Lynch credit facility at any time exceeds 35% of the market value of the shares of U.S. Wireless pledged to Merrill Lynch, the Company will be subject to a maintenance call which would require the Company to pledge additional securities which are acceptable to Merrill Lynch as collateral or require the Company to reduce the outstanding balance owed under the Merrill Lynch credit facility through payment in cash. The Company provides no assurance that the Company would have sufficient additional collateral or funds necessary to pay outstanding amounts owed under the Merrill Lynch credit facility in the event of a maintenance call or upon demand for payment by Merrill Lynch, the failure of either of which would result in the liquidation of the Company's shares of U.S. Wireless pledged to Merrill

Lynch to satisfy outstanding obligations under the Merrill Lynch credit facility, adverse tax consequences resulting from such liquidation, and a material adverse effect on the Company's financial condition.

     (b) CARNIVAL LETTER

         Since the installation of the CruiseView(TM) system on two Carnival cruise ships, and beginning in the quarter ended March 31, 2000, the Company has experienced costs in excess of those recoverable under the Carnival Agreement. Given these costs, and ongoing technical issues, the Company notified Carnival of its desire to renegotiate the Carnival Agreement. During these discussions, Carnival notified the Company in a letter dated April 24, 2000 that it sought to terminate the Carnival Agreement and sought to assert certain remedies thereunder. The Company and Carnival are in discussions seeking to resolve issues under the Carnival Agreement regarding recovery of amounts paid to the Company (recorded as deferred revenue), the Company's recovery of its inventory costs, potential warranty/de-installation obligations and other matters.

     Concurrently, the Company and Carnival are in discussions with respect to a new agreement which would cover the installation of the Company's latest CruiseView(TM) technology on the "Fantasy" class ship discussed above, and contractual terms more favorable to the Company than the Carnival Agreement, including a longer-term and multiple ship arrangement. The Company believes its new technology improves the Company's ability to create multiple new content and commerce-based revenue streams, and to establish a business relationship providing appropriate returns to each partner. However, while the Company is optimistic about the discussions, there is no assurance that the Company will be successful in reaching a mutually satisfactory resolution of the Carnival Agreement and in securing a new, more favorable long term contract with Carnival.

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

         Global Technologies, Ltd. ("Global" and, collectively with its affiliate companies, the "Company") is a technology incubator that invests in, develops and assists in the management of or operates emerging growth companies in the e-commerce, networking solutions, telecommunications and gaming industries.

         Global currently holds approximately 80% of the outstanding common stock of The Network Connection, Inc. ("TNCi") on a fully converted basis. TNCi is publicly traded on the Nasdaq SmallCap Market under the ticker symbol "TNCX." TNCi is engaged in the business of designing, manufacturing, marketing, installing and maintaining advanced, high-end, high-performance computer servers and interactive, broad-band information and entertainment systems and providing the content available thereon. Global also holds approximately 15.25% of the outstanding common stock of U.S. Wireless Corporation ("US Wireless). US Wireless is publicly traded on the Nasdaq SmallCap Market under the ticker symbol "USWC." US Wireless has developed a proprietary, network-based wireless location technology and plans to build out a nationwide network to support its technology. Global also holds 27.5% of Inter Lotto (UK) Limited ("InterLotto") a company that is licensed to operate lotteries on behalf of charities in the United Kingdom ("UK"). Global owns 100% of GTL Management Limited ("GTL Management"), which has an exclusive contract with InterLotto to provide it management services in connection with operation of lotteries. Global holds approximately 4% of Shop4Cash.com, Inc. ("Shop4Cash"), a privately held cash-incentive Internet shopping portal with a growing base of about 250 affiliated merchants. Lastly, Global owns 24.5% of Donativos S.A. de C. V. ("Donativos"), a company that has developed and is operating a gaming center in

Monterrey, Mexico. On April 14, 2000 the Company entered into an agreement pursuant to which on May 10, 2000 the Company received $2.0 million from Donativos in return for cancellation of the debt owed by Donativos to Global and transfer of the equity that Global and Regal Gaming & Entertainment, Inc. ("Regal") held in Donativos to the majority shareholder of Donativos. The transaction also involved an exchange of general releases and transfer of title to the equipment in the gaming center in Monterey, Mexico from a Global subsidiary to Donativos.

RESULTS OF OPERATIONS

     REVENUE

         Revenue for the quarter ended March 31, 2000 was $590, a decrease of $290,183 (or 99%) compared to revenue of $290,773 for the corresponding period of the previous fiscal year. Revenue for the nine months ended March 31, 2000 was $5,657,736, an increase of $4,374,460 (or 341%) compared to revenue of $1,283,276 for the corresponding period of the previous fiscal year. The Company elected to defer revenue of approximately $2.1 million in connection with the Carnival Agreement pending the outcome of current contract negotiations. Equipment sales generated during the three months and nine months ended March 31, 2000 were principally from the sale of 195 of TNCi's Cheetah(R) video servers in connection with the Georgia Metropolitan Regional Education Services Agency ("MRESA") Net 2000 project. Equipment sales of $89,028 during the nine months ended March 31, 1999 were generated from the sale of spare parts needed for the entertainment networks previously installed on three Swissair aircraft. Service income of $59,827 generated during the nine months ended March 31, 2000 was from system design services provided by TNCi to ALSTOM Transport LTD
("Alstom"). The Company provided these services to Alstom, but expects no further business from Alstom as they plan to create a subsidiary that would compete with the Company in the passenger rail market. Service income of $290,773 and $1,194,248 was generated during the three months and nine months ended March 31, 1999, respectively. During the nine months ended March 31, 1999, service income of $389,037 was generated from programming services provided to Swissair, the Company's share of gaming profits generated by the Swissair systems, revenue earned under the Swissair extended warranty contract, and service income of $805,211 generated by the Company's dry cleaning operations. The dry cleaning operations were acquired by prior management of the Company and disposed of by current management on May 13, 1999. There will be no further revenue under the Swissair agreements.

     COST OF SALES

          Cost of equipment sales and service income for the quarter ended March 31, 2000 were $246,858, an increase of $63,417 (or 35%) compared to cost of sales of $183,441 for the corresponding quarter of the previous fiscal year. Cost of equipment sales and service income for the nine months ended March 31, 2000 were $3,716,876, an increase of $2,903,588 (or 357%) over cost of sales of $813,288 for the corresponding period of the previous fiscal year. Cost of equipment sales for the three months and nine months ended March 31, 2000 is comprised principally of material costs and estimated warranty costs associated with the 195 TNCi Cheetah(R) video servers for the Georgia schools project. Cost of sales for the corresponding period ended March 31, 1999 includes cost of equipment sales comprised of material, installation and maintenance costs, as well as estimated warranty costs and costs of upgrades to the entertainment networks installed in Swissair aircraft; and cost of service income for production costs related to the dry cleaning operations previously owned by the Company.

     GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the quarter ended March 31, 2000 were $8,541,879, an increase of $6,633,804 (or 348%) compared to expenses of $1,908,075 for the corresponding period ended March 31, 1999. General and administrative expenses for the nine months ended March 31, 2000 were $14,346,353, an increase of $4,570,068 (or 47%) compared to expenses of $9,776,285 for the corresponding period of the previous fiscal year. The increase in expenses in the current nine-month period is principally attributed to the costs of starting up GTL Management's operations in connection with the launch of the UK lottery, as well as an increase in expenses of TNCi related to personnel increases in the current quarter, offset partially by a $3.1 million severance expense recorded September 1998 for three former executives of TNCi.

     NON-CASH COMPENSATION

         Non-cash compensation expense of $292,562 in the three-month period ended March 31, 2000 is related to the issuance of warrants and stock in exchange for services. Non-cash compensation of $916,612 for the nine-month period ended March 31, 2000 is comprised of an $85,000 expense for a former employee as part of a severance package as well as $ 831,612 of expense related to the issuance of warrants and stock in exchange for services.

     DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense for the quarter ended March 31, 2000 was $370,607, an increase of $266,151 (or 255%) compared to depreciation and amortization expense of $104,456 for the corresponding period in the previous fiscal year. Depreciation and amortization expense for the quarter ended March 31, 2000 are comprised of property, plant and equipment depreciation of $188,150 and intangible amortization of $182,457. Depreciation and amortization expense for the corresponding period ended March 31, 1999 was comprised of property, plant and equipment depreciation of $93,626 and intangible amortization of $10,830. The increase in depreciation and amortization expense in the current quarter can be attributed to fixed assets acquired during May 1999 as the result of the merger with TNCi, an increase in fixed asset purchases by TNCi in the current period and the depreciation of gaming equipment owned by the Company related to the Company's investment in Donativos. Depreciation and amortization expense for the nine months ended March 31, 2000 was $1,023,172, an increase of $365,813 (or 56%) compared to depreciation and amortization expense of $657,359 for the corresponding period ended March 31, 1999. Depreciation and amortization expense for the nine months ended March 31, 2000 is comprised of property, plant and equipment depreciation of $463,071 and intangible amortization of $560,101. Depreciation and amortization expense for the corresponding period ended March 31, 1999 is comprised of property, plant and equipment depreciation of $518,563 and intangible amortization of $138,796. The decrease in property, plant and equipment depreciation in the current nine-month period is a result of $1,006,532 of equipment written off during October 1998, partially offset by the depreciation of assets acquired May 1999 as a result of the TNCi merger. The increase in amortization expense in the current three-month period is due to the fact that amortization for the three-month period ended March 31, 2000 is attributed to goodwill related to the merger with TNCi, whereas amortization for the three-month period ended March 31, 1999 is attributable to the dry cleaning operations. Intangible amortization for the current nine-month period is principally attributed to goodwill related to the merger with TNCi, whereas intangible amortization for the nine-month period ended March 31, 1999 is attributed to the dry cleaning operation.

     SPECIAL CHARGES

         There were no special charges for the quarter ended March 31, 2000 or for the corresponding period ended March 31, 1999. Special charges for the nine months ended March 31, 2000 were zero compared to a credit of $190,000 during the corresponding period ended March 31, 1999. A recovery of $190,000 was recognized during September 1998 as a result of a reduction in the number of entertainment networks installed on Swissair aircraft requiring maintenance.

     PROVISION FOR DOUBTFUL ACCOUNTS

         There were no provisions for doubtful accounts for the three and nine months ended March 31, 2000 compared to $28,647 for the corresponding periods of the previous fiscal year. The provisions in the previous fiscal year resulted from entertainment programming services provided to Swissair for which the Company has not been paid.

     INTEREST EXPENSE

         Interest expense was $5,845 and $54,120 for the three months and nine months ended March 31, 2000 compared to $1,358 and $5,614 for the three months and nine months ended March 31, 1999, respectively. Interest expense for the nine-month period of the current fiscal year is principally attributable to prior long-term debt obligations and fees related to establishing a certificate of deposit, whereas interest expense for the corresponding period of the previous fiscal year is attributable to the Company's capital leases for furniture.

     INTEREST INCOME

         Interest income was $48,732 and $573,639 for the three and nine months ended March 31, 2000 compared to $406,799 and $1,476,229 for the three and nine months ended March 31, 1999, respectively. Interest income for the three and nine month period ended March 31, 2000 is attributed to short-term investments of working capital as well as amortization on gains related to Global's purchase of the TNCi Series A, D and E notes from the holders of such notes. Interest income for the corresponding period of the previous fiscal year is attributed principally to short-term investments of working capital. The decrease in income during the current nine-month period is due to the lower average cash balance during the nine-month period ended March 31, 2000 compared to the corresponding period ended March 31, 1999, offset partially by the amortization on the gains from the purchase of the TNCi Series A, D and E notes from their holders.

     EQUITY INTERESTS

         For the quarter ended March 31, 2000 the Company recorded its share of its equity interest in losses of Inter Lotto in the amount of $405,325. For the nine-month period ended March 31, 2000 the Company's share of equity interest in losses of Inter Lotto and Donativos was $1,036,125 and $84,651, respectively. The equity method of accounting requires that when it is determined that only one party in an investment has any tangible assets at risk, 100% of the equity loss should be recorded by that party without regard to the percent ownership in the investment. The Company has determined during the quarter ended December 31, 1999 that it retains the majority of the financial risk related to Inter Lotto and, accordingly, has recorded against their investment 100% of the loss incurred by Inter Lotto during this period before operations begin, and will continue to record 100% of the loss until such time as the investment returns a profit.

     INVESTMENT EXPENSE

         Expenses associated with investments of $1,656,587 for the nine months ended March 31, 2000 represent a reserve for the investment in Donativos. Expenses associated with investments of $300,000 for the three and nine months ended March 31, 1999 represent a $150,000 investment write-off deemed to have no value and a $150,000 standstill fee related to the Inter Lotto acquisition.

     OTHER EXPENSE

         Other expense of $15,913 and $19,697 for the three and nine months ended March 31, 2000, respectively, consist principally of losses incurred on the buyout of a capital lease for furniture, losses incurred on the sale of two buildings located in Alpharetta, Georgia on a loss incurred on the buyout of a vehicle lease. Other expense of $547,772 for the nine-month period ended March 31, 1999 resulted from furniture and equipment write-offs of $1,006,532 during October 1998, partially offset by the recovery of furniture and equipment written off in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had cash and cash equivalents, and short-term investments of approximately $94.1 million of which approximately $93.0 million represents the Company's investment in U.S. Wireless, which was classified as an investment available for sale and carried at fair market value as of March 31, 2000. The carrying value of this investment is subject to future fluctuations in the market price of U.S. Wireless common stock. As of May 11, 2000, the price per share of U.S. Wireless common stock was $15.00, resulting in a fair market value of $45 million.

         On April 5, 2000, the Company entered into a line of credit facility with Merrill Lynch in which Merrill Lynch agreed to advance up to $10 million based upon a percentage of the value of securities pledged as collateral to secure amounts drawn under the line of credit. Principal amounts borrowed under the line, together with accrued interest at an annual rate equal to the London Inter-bank Offer Rate (LIBOR) plus 1.25%, are payable upon demand by Merrill Lynch. As of May 11, 2000, approximately $5.1 million is outstanding under the line of credit facility. To secure such borrowing, the Company has pledged to Merrill Lynch 1,000,000 shares of common stock of U.S. Wireless Corporation ("U.S. Wireless") held by the Company.

         If the amount owed under the Merrill Lynch credit facility at any time exceeds 35% of the market value of the shares of U.S. Wireless pledged to Merrill Lynch, the Company will be subject to a maintenance call which would require the Company to pledge additional securities which are acceptable to Merrill Lynch as collateral or require the Company to reduce the outstanding balance owed under the Merrill Lynch credit facility through payment in cash. The Company provides no assurance that the Company would have sufficient additional collateral or funds necessary to pay outstanding amounts owed under the Merrill Lynch credit facility in the event of a maintenance call or upon demand for payment by Merrill Lynch, the failure of either of which would result in the liquidation of the Company's shares of U.S. Wireless pledged to Merrill Lynch to satisfy outstanding obligations under the Merrill Lynch credit facility, adverse tax consequences resulting from such liquidation, and a material adverse effect on the Company's financial condition. On May 10, 2000, the Company repaid $1.9 million of the line of credit facility to satisfy a maintenance call from Merrill Lynch. The payment was made from the proceeds received in conjunction with the Donativos agreement.


         In February 2000, Global entered into an agreement to issue preferred stock and callable warrants in return for $10 million. The preferred stock carries a 5% cumulative dividend payable quarterly in cash or in kind. The preferred stock converts into Class A Common Stock at a conversion price equal to 120% of the average closing bid prices thereof over the five trading days beginning March 1, 2000 (the "Fixed Conversion Price"). Nine months after funding, and every three months thereafter, the conversion price resets to the lesser of the Fixed Conversion Price or 100% of the average of the four low trading prices over the course of the preceding 20 trading days. The Company has granted the purchaser of the preferred stock registration rights relating to the Class A Common Stock into which the preferred stock and warrants are convertible or exercisable, as the case may be. Additionally, the Company may redeem the preferred stock for a premium under certain circumstances.

         As described below, the Company has purchase commitments related to Inter Lotto in the amount of $5.5 million ($12.3 million commitment less payments of $6.8 million to date). In addition, as described below, the Company has a commitment to fund the revolving credit facility between TNCi and Global. The Company is seeking additional financing for the Inter Lotto obligations. Alternatively, the Company could seek to sell, or to further borrow against a pledge of, the unregistered shares of US Wireless or its subsidiary, TNCi, owned by the Company.

         Prior to the last fiscal year, the Company's primary source of funding had historically been through equity offerings. Subsequent to June 30, 1999, the Company received orders consisting of a $5.3 million purchase order for the manufacture, delivery and installation of 195 of the Company's Cheetah(R) multimedia video servers in connection with the Georgia MRESA Net 2000 project, and a service order for installation of a second CruiseView(TM) system. In addition, in the three months-ended March 31, 2000, the Company received three orders for installation of InnView(TM) systems in hotels in California and Arizona. The Company has received the full payment of $5.3 million in connection with the Net 2000 project. The Company received installment payments from Carnival for the two ships currently under contract which has been recorded as deferred revenue (the aggregate amount of which was $2.1 million at March 31,
2000). Excluding the benefit of the Georgia schools program, cash and cash equivalents, and short-term investments will continue to decrease as the Company continues to invest in inventory for orders under the agreement with Carnival and its three hotel orders, invest in business development and cover overhead expenses, contribute capital into affiliate companies and complete new transactions which may not generate cash flow in the next twelve months. In addition, as described below, the Company's purchase commitments with respect to Inter Lotto will greatly accelerate this decrease to the extent that the Company will have depleted its cash and cash equivalents, in the quarter ending June 30, 2000, and in the absence of alternative financing, be required to sell or borrow against a pledge of its short term investment securities.

         During the nine months ended March 31, 2000, the Company used $10.6 million of cash for operating activities, a decrease of $1.7 million from the $12.3 million of cash used by operating activities for the nine months ended March 31, 1999. Cash utilized in operations during the nine months ended March 31, 2000 resulted primarily from the net loss, increases in other current assets, other assets, inventories related to installations of InnView(TM) and prepaid expenses, partially offset by increases in accounts payable resulting from inventory purchases, accrued liabilities, deferred revenue related to the Carnival Agreement, and accrued product warranties related to the Carnival Agreement. The cash used in operations during the nine months ended March 31, 1999 resulted primarily from general and administrative expenses.

         Restricted cash decreased by $667,181 during the nine months ended March 31, 2000 primarily as the result of severance payments to former employees and the release of a letter of credit securing the purchase of equipment related to Donativos.

         Cash flows used in investing activities were $12.7 million during the nine months ended March 31, 2000. Deposits on equipment purchases for Inter Lotto accounted for the majority of the use of cash. Purchases of investment securities, offset by maturities of investment securities and proceeds from the sale of assets held for sale, along with proceeds from the sale of investment securities, and investments in affiliates accounted for the balance of the change.

         For the nine months ended March 31, 2000, cash provided from financing activities of $9 million resulted primarily from proceeds from the issuance of Series C Preferred Stock, sale of stock to Directors and Officers of the company and exercise of unit price options, partially offset by purchases of treasury stock as well as payments made to repurchase Series A, D and E notes and payments made on notes payable.

         On November 10, 1999, the Board of Directors of the Company approved the redemption of the Series A Stock as of November 6, 1999 for approximately $3.57 million, consisting of its stated value of $3 million, plus accrued and unpaid dividends of approximately $120,000 and a redemption premium of approximately $400,000.

         At the November 10, 1999 meeting of the Board of Directors of the Company, the Board approved the sale of approximately 1,552,500 shares of its Class A Common Stock to certain of the Company's directors and officers at $1.75 per share, the last sale price of a share of Class A Common Stock on November 10, 1999 as reported by the Nasdaq National Market. The Board determined the transaction to be in the best interest of the Company in order to alleviate the liquidity strain experienced in connection with redemption of its Series A 8% Convertible Preferred Stock and to provide capital for the Company to pursue its investment in Shop4Cash.com, Inc., a privately held e-commerce company. The issuance was made in a private offering pursuant to Section 4(2) of the Securities Act.

         Global will be required to commit additional funds to its affiliate companies, TNCi, and Inter Lotto, which would come from either existing working capital of the Company, or proceeds from external financing by Global or one of its subsidiaries or sale of short-term investments. Global may also identify new business opportunities that it would like to participate in, which may require financing. Should additional funding, if required, exceed existing working capital, or should the Company not be able to raise external financing to meet its capital requirements, the Company's ability to financially support certain affiliate companies or acquire new operating companies or make new investments would be materially adversely affected.

         As of September 8, 1999, GTL Leasing Limited entered into an agreement to purchase $12.3 million of lottery systems in connection with its investment in Inter Lotto. As of March 31, 2000, the Company had paid $6.8 million towards the purchase price and expects to finance the balance of this commitment. No assurances can be made that such financing will be available to the Company. If the Company is unable to obtain such financing, such inability would have a material adverse effect on the Company's liquidity. The Company also entered into a facilities management agreement for servicing of the lottery systems. Under this agreement, GTL Management Limited is required, beginning April 1, 2000, to make weekly payments to the provider of the lottery systems of $72,000, plus additional amounts based on the number of installed terminals in excess of

3,500 and a percentage of the average daily sales beginning in March 2000. Global has guaranteed the obligations of GTL Leasing Limited and GTL Management Limited under these agreements.

         On August 13, 1999, the Company and two of its officers entered into a Release and Settlement Agreement with First Lawrence Capital Corp. ("First Lawrence") whereby the Company issued 375,000 shares of its Class A Common Stock and agreed that its wholly-owned subsidiary, GlobalTech Holdings Limited, a UK corporation ("GTL Holdings"), will pay First Lawrence 24 consecutive monthly payments of $41,667 each, beginning April 1, 2000. In exchange, First Lawrence will be available to perform management consulting services to GTL Holdings.

         On August 24, 1999, Global's Board of Directors approved a $5 million secured revolving credit facility between TNCi and Global (the "Facility"). The Facility provides that TNCi may borrow up to $5 million for working capital and general corporate purposes at the prime rate of interest plus 3%. The Facility matures in September 2001. TNCi paid an origination fee of $50,000 to Global and will pay an unused line fee of 0.5% per annum. The Facility is secured by all of the assets of TNCi and is convertible, at Global's option, into shares of TNCi's Common Stock at a price equal to the lesser of 66.7% of the five day low average share price of the preceding 20 days, or $1.50 per share, or any lesser amount at which shares of TNCi's Common Stock have been issued to third parties. Pursuant to Nasdaq rules, Global may not convert borrowings under the Facility into shares of TNCi Common Stock in excess of 19.99% of the number of shares of TNCi Common Stock outstanding as of August 24, 1999, without stockholder approval. As of March 31, 2000, $1,080,000 was outstanding under the Facility. As of March 31, 2000, the Company did not have sufficient cash for TNCi to borrow the full $5 million under the Facility. Should TNCi draw on the Facility, the Company would have to obtain financing or sell assets to meet its obligations under the Facility. Should TNCi be unable to borrow funds under the Facility, it could result in a material adverse effect on the operating results and financial condition of TNCi.

         A note payable of TNCi due September 5, 1999 was converted into 200,000 shares of TNCi's Common Stock.

         On November 23, 1999, Global acquired 500,000 shares, or approximately 4% of Shop4Cash at a price of $2.00 per share. Shop4Cash is a privately held, cash-incentive, Internet shopping portal. Global has registration rights in connection with these shares.

         The terms of the Carnival Agreement provide that Carnival may return the CruiseView(TM) system within the acceptance period, as defined in the Carnival Agreement, or for breach of warranty. The acceptance period for the Fantasy and Destiny class ships are twelve months and three months, respectively, from completion of installation and testing, which occurred in February 1999 and October 1999, respectively. The initial warranty period for these systems is three years. As of March 31, 2000, the Company had recorded deferred revenue of approximately $2.1 million related to the two Carnival ships.

         In the quarter ended March 31, 2000, the Company concluded that the cost of building and installing CruiseView(TM) systems on the existing two Carnival ships pursuant to the Carnival Agreement has exceeded the revenue that can be earned in connection therewith. Accordingly, the Company has recorded an expense of $208,146 in the period ended March 31, 2000 reflecting the excess of cost over expected revenue. Carnival's continuing to exercise its option for building and installing CruiseView(TM) on additional ships under the agreement may prove unprofitable and therefore have a negative effect on the Company's working capital. The Company is currently endeavoring to renegotiate the terms of the agreement with Carnival.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25). This interpretation provides guidance regarding the application of APB Opinion 25 to Stock Compensation involving employees. This interpretation is effective July 1, 2000 and is not expected to have a material effect on the Company's consolidated financial statements.

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

YEAR 2000

         Many currently installed computer systems and software products were coded to accept only two digit year entries in the date code field. Consequently, subsequent to December 31, 1999, many of these systems became subject to failure or malfunction. Although the Company is not aware of any material Year 2000 issues at this time, Year 2000 problems may occur or be made known to the company in the future. Year 2000 issues may possibly affect software solutions developed by the Company or third-party software incorporated into the Company's solutions. The Company generally does not guarantee that the software licensed from third-parties by the Company's clients is Year 2000 compliant, but the company sometimes does warrant that solutions developed by the Company are Year 2000 compliant.

FORWARD-LOOKING INFORMATION

         This Report contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the control of the Company, include, without limitation, the following: the Company's ability to successfully resolve contract issues with Carnival Corporation; resolution of the Swissair-related litigation; obtaining financing for general corporate purposes and for the Inter Lotto gaming equipment; the inability to fund draws on the credit facility between Global and TNCi; the inability to cover the obligations to the provider of the Inter Lotto lottery systems from the operations of a start-up venture in an untried game in the UK market; the ability of the Company to procure and provide compelling content for use through its systems; the Company's success in obtaining new contracts for the sale of its Cheetah(R) Servers and/or interactive information and entertainment systems; the volume and type of work orders that are received under such contracts; the accuracy of the cost estimates for the projects; the Company's ability to complete its projects on time and within budget; levels of, and ability to collect accounts receivable;
availability of trained personnel and utilization of the Company's capacity to complete work; reliability of technical proficiency of systems developed by the Company; the inability of TNCi to finance development of installation of system purchases; competition and competitive pressures on pricing; and economic conditions in the United States and in other regions served by the Company.

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

         Swissair/MDL-1269, IN REGARDS TO AN AIR CRASH NEAR PEGGY'S COVE, NOVA SCOTIA. This multi-district litigation, which is being overseen by the United States District Court for the Eastern Division of Pennsylvania, relates to the crash of Swissair Flight No. 111 on September 2, 1998. The Swissair MD-11 aircraft involved in the crash was equipped with an entertainment network system that had been sold to Swissair by the Company. Estates of the victims of the crash have filed lawsuits throughout the United States against Swissair, Boeing, Dupont and various other parties, including the Company. TNCi has been named in some of the lawsuits filed on a successor liability theory. The Company and TNCi deny all liability for the crash. The Company and TNCi are being defended by the aviation insurer for the Company.

         A suit captioned LODGENET ENTERTAINMENT CORPORATION V. THE NETWORK CONNECTION, INC. was filed April 5, 2000 in the Circuit Court for the Second Judicial Circuit of the State of South Dakota. The action arises out of TNCi's hiring of Theodore P. Racz, a former LodgeNet Entertainment Corporation ("LodgeNet") employee, as its Senior Vice President of the Hotels & Hospitality division. LodgeNet is alleging tortious interference with contract and tortious interference with business relationships. LodgeNet is seeking to prohibit Mr. Racz from being employed by TNCi, as well as seeking damages, and fees and costs.

          FEDERAL EXPRESS CORPORATION V. THE NETWORK CONNECTION, INC., State Court of Forsyth County, State of Georgia, Civil Action File No. 99-SC-0053. This lawsuit was served on the Company on or about July 22, 1999 by Federal Express Corporation and relates to charges incurred by prior management. The suit alleged the Company owes Federal Express approximately $110,000 for past services rendered. The Company has settled this matter for $75,000, with $25,000 having been paid on execution of the settlement agreement on March 3, 2000, $10,000 having been paid on each of April 1, 2000 and May 1, 2000 and three additional payments of $10,000 to be paid on each of June 1, 2000, July 1, 2000 and August 1, 2000.

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

         GLOBAL TECHNOLOGIES, LTD. V. XCEL CAPITAL, LLC, United States District Court for the Eastern District of Pennsylvania, Case No. 00-CV-505. On January 27, 2000 Global filed an action against XCEL Capital, LLC ("XCEL") for specific performance and breach of contract. In the action, Global is seeking to compel XCEL to tender 116,785 shares of Global Class A Common Stock to Global at $3.17 per share in accordance with XCEL's obligations pursuant to a put/call agreement entered into between the parties on August 12, 1999.

         In September of 1999, Global filed a lawsuit against Barington Capital Group, L. P. ("Barington") in Maricopa County Superior Court, Arizona, seeking a declaratory judgment that no sums were owed to Barington pursuant to a Financial Advisory Service Agreement dated in October of 1998. In October of 1999, Barington filed a lawsuit on the same contract in the Supreme Court of the State of New York, County of New York, Index No. 99-6041606, captioned BARINGTON CAPITAL GROUP , L.P. V. INTERACTIVE FLIGHT TECHNOLOGIES, INC., alleging that
Barington is owed $1,750,471 in connection with services alleged to have been performed pursuant to the Financial Advisory Service Agreement. Barington's New York suit has been stayed pending resolution of the Arizona action. Global denies all liability and denies that any sums are owed to Barington.

         October 25, 1999, Global filed a lawsuit against Regal Gaming & Entertainment, Inc. ("Regal") (and its principals and their spouses) in the United States District Court for the Southern District of Florida seeking judgment in favor of Global on the $500,000 promissory note made by Regal (and guaranteed by its principals and their spouses) to Global. The promissory note was made to secure Regal's obligations to fund cost overruns in connection with the entertainment center project undertaken by Donativos. In May 2000, this lawsuit was settled in connection with a transaction that Global engaged in with Donativos S.A. de C.V. ("Donativos") whereby Global received $2.0 million from Donativos in return for cancellation of the debt owed by Donativos to Global and transfer of the equity that Global and Regal held in Donativos to its majority shareholder (the debt and equity portions of this investment had been previously written off). In the settlement, Regal delivered to Global its shares of Donativos in return for $80,000, dismissal of this lawsuit, cancellation of the debt owed by Regal to Global and a mutual general release.

         A case captioned INTERACTIVE FLIGHT TECHNOLOGIES, INC. V. MICHAIL ITKIS was initiated on February 3, 1999 in the Superior Court of State of Arizona, in and for Maricopa County. The Company brought claims for breach of contract, unjust enrichment, breach of fiduciary duty and fraud against Mr. Itkis relating to certain items of compensation that he received in connection with his separation from the Company. The Company sought the return of the items of compensation. Mr. Itkis brought counterclaims against the Company and certain of its affiliates for breach of contract and declaratory judgment, seeking to retain the items of compensation. The parties settled this matter in May 2000 with Global paying Mr. Itkis $6,295 for certain legal expenses he incurred in defending the action and for which Global was required to provide indemnity.

         The Company may be subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of March 31, 2000, the effect of such matters will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2 -- CHANGES IN SECURITIES

UNREGISTERED ISSUANCES

         In connection with the Company's February 2000 financing, designees of Reedland Capital Partners, a division of Financial West Group, received warrants to purchase an aggregate of 50,000 shares of the Company's common stock at $17.835 per share for Reedland Capital Partners' role as sales agent. These warrants were issued in a transaction exempt from the registration provisions of the Securities Act of 1933 as amended (the "Act"), pursuant to Section 4(2) thereof.

         On March 13, 2000, TNCi issued 236,080 shares of its common stock in connection with the cashless exercise of common stock purchase warrants held by the former holders of Series A and E notes. The warrants exercised represented warrants to purchase 311,525 shares of TNCi Common Stock. These shares were issued in a transaction exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

         On February 16, 2000, Global sold 10,000 shares of its Series C Stock and callable warrants to two institutional investors for $9.7 million (net of $300,000 paid to the intermediary for the transaction, which also received warrants to purchase 50,000 shares of Class A Common Stock). The transaction is exempt from the registration provisions of the Securities Act pursuant to
Section 4(2) thereof. The Series C Stock converts into shares of Class A Common Stock the Fixed Conversion Price. Nine months after funding, and every three months thereafter, the conversion price resets to the lesser of the Fixed Conversion Price or 100% of the average of the four low trading prices over the course of the preceding 20 trading days. Any outstanding shares of Series C Stock automatically convert to Class A Common Stock at the then applicable conversion price on the third anniversary of funding. The warrants are exercisable for 100,925 shares of Class A Common Stock at an exercise price of $17.748 and expire on February 16, 2005. The purchasers of the Series C Stock and warrants were granted registration rights in connection with the transaction. The shares of Class A Common Stock underlying the Series C Stock and warrants were registered on a Registration Statement on Form S-3 that was declared effective by the Commission on April 17, 2000 at 10:30 a.m. Eastern Standard Time. Issuance of the Unit Purchase Options and Warrants was in a transaction exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

         In connection with the Company's March 6, 1995 public offering, the Company issued 140,000 Unit Purchase Options to designees of D. H. Blair Investment Banking Corporation for their role as underwriters of the offering. Each Unit Purchase Option was exercisable into one share of Class A Common Stock, One Class A Warrant and One Class B Warrant at an exercise price of $12.00 per share. Each Class A Warrant was exercisable into one share of Class A Common Stock and one additional Class B Warrant at an exercise price of $13.71 per share (as adjusted for certain dilutive events). Each Class B Warrant was exercisable into one share of Class A Common Stock at an exercise price of $19.10 per share (as adjusted for certain dilutive events). The options and underlying warrants were set to expire in March 6, 2000.

         As of March 6, 2000, 104,458 shares of Class A Common Stock were issued as a result of the exercise of the Unit Purchase Options and 64,439 shares of Class A Common Stock were issued as a result of the exercise of Class A Warrants. No Class B Warrants were exercised and any remaining options and warrants have expired. The Company received proceeds of $2,111,019 as certain option holders executed cashless exercise.

         On March 6, 2000 the Company issued 169,897 shares of its Class A Common Stock as a result of the exercise of the Unit Purchase Options and Warrants described above. Pursuant to stock registration rights granted to the option holders, the shares of Class A Common Stock were registered on a Registration Statement on Form S-3 that was declared effective by the Commission on April 17, 2000 at 10:30 a.m. Eastern Standard Time.

         On March 6, 2000, TNCi granted options to purchase up to 800,000 shares of TNCi's Common Stock to Mr. Robert Pringle, President and Chief Operating Officer of TNCi. One fifth of these options vest on June 6, 2000, with the remainder vesting in four equal annual installments beginning March 6, 2001. Exercise price of the options is equal to the closing market price of TNCi's Common Stock on the day prior to grant, and the options expire on March 6, 2010. These options were granted in a transaction exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

         On March 6, 2000, TNCi granted options to purchase up to 800,000 shares of TNCi's Common Stock to Dr. Jay Rosan, an Executive Vice President of TNCi. One fifth of these options vest on June 6, 2000, with the remainder vesting in four equal annual installments beginning March 6, 2001. Exercise price of the options is equal to the closing market price of TNCi's Common Stock on the day prior to grant, and the options expire on March 6, 2010. These options were granted in a transaction exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

     On March 6, 2000, TNCi granted options to purchase up to 250,000 shares of TNCi's Common Stock to Mr. Richard Genzer, Chief Technology Officer of TNCi. One fifth of these options vest on June 6, 2000, with the remainder vesting in four equal annual installments beginning Manrch 6, 2001. Exercise price of the options is equal to the closing market price of TNCi's Common Stock on the day prior to grant, and the options expire on March 6, 2010. These options were granted in a transaction exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         The following Index to Exhibits lists the Exhibits filed as part of this Quarterly Report on Form 10-QSB. Where so indicated, Exhibits which were previously filed are incorporated by reference. Documents filed herewith are denoted with an asterisk.

     (a) EXHIBITS

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
    3.1          Certificate of Ownership and Merger. (1)
    3.2          Amended  and  Restated  certificate  of  Incorporation  of  the
                 Registrant. (1)
    3.3 Certificate of Amended and Restated Certificate of Incorporation af Registrant dated November 2, 1998. (4)
    3.4 Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of the Registrant. (4)
    3.5 Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock of the Registrant. (4)
    3.6          By-Laws of the Registrant. (1)
    4.1 Warrant Agreement, dated as of March 7, 1995 among the Registrant, D. H. Blair Investment Banking Corp. and American Stock Transfer & Trust Company. (1)
    4.2 Amendment to March 7. 1995 Warrant Agreement, among the Registrant, D. H. Blair Investment Banking Corp. and American Stock Transfer & Trust Company. (2)
    4.3 Warrant Agreement, dated as of October 24, 1996 among the Registrant, D. H. Blair Investment Banking Corp. and American Stock Transfer & Trust Company. (2)
    4.4 Amendment to October 24, 1996 Warrant Agreement, amoung the Registrant, D. H. Blair Investment Banking Corp., and American Stock Transfer & Trust Company. (2)
    4.5          Form of Underwriter's Unit Purchase Option. (1)
    4.6 Stock Purchase Warrant dated as of November 7, 1996 issued to FortuNet, Inc. (2)
    4.7 Stock Purchase Warrant dated as of November 12, 1996 issued to Houlihan Lokey Howard & Zukin.. (2)
    4.8          Form of  Warrant  issued to The Shaar  Fund Ltd.  Dated May 10,
                 1999. (3)
    4.9 Registration Rights Agreement dated May 6, 1999 between the Registrant and The Shaar Fund Ltd. (3)
    4.10 Convertible Preferred Stock Purchase Agreement among Registrant and the Investors signatory thereto, dated as of February 16, 2000 (5)
    4.11 Certificate of Designations, Rights, Preferences and Limitations of Series C Convertible Preferred Stock of Global Technologies, Ltd. (5)
    4.12 Callable Warrant issued to holders of Series C Convertible Preferred Stock of Global Technologies, Ltd. (5)
    4.13 Registration Rights Agreement dated February 16, 2000 between the Registrant and the Investors Signatory thereto, dated as of February 16, 2000 (5)
    4.14 Warrant Agreement, dated as of March 7, 1995 among the Registrant, D.H. Blair Investment Banking Corp. and American Stock Transfer & Trust Company (5)

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

    4.15         Amendment to March 7, 1995 Warrant Agreement entered into among the  Registrant,  D.H.  Blair  Investment  Banking  Corp.,  and
                 American Stock Transfer & Trust Company (5)
    4.16         Warrant  Agreement,  dated as of  October  24,  1996  among the
                 Registrant,  D.H. Blair  Investment  Banking Corp. and American
                 Stock Transfer & Trust Company (5)
    4.17         Amendment  to October  24,  1996  Warrant  Agreement  among the
                 Registrant,  D.H. Blair Investment  Banking Corp., and American
                 Stock Transfer & Trust Company (5)
    4.18         Form of Underwriter's Unit Purchase Option (5)
    4.19         Stock Purchase  Warrant Issued to The Shaar Fund Ltd. dated May
                 10, 1999 (5)
    4.20         Registration  Rights  Agreement  dated May 6, 1999  between the
                 Registrant and The Shaar Fund Ltd. (5)
    10.41        Employment  Agreement  between  Robert  Pringle and The Network
                 Connection, Inc., dated March 6, 2000. *
    10.42        Option  Agreement   between  Robert  Pringle  and  The  Network
                 Connection, Inc., dated March 6, 2000. *
    10.43        Registration  Rights Agreement between The Network  Connection,
                 Inc. and Robert Pringle,  Jay Rosan, and Richard Genzer,  dated
                 March 6, 2000. *
    27           Financial Data Schedule. *

------------
* Filed herewith.
(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2, Registration No. 33-86928.
(2) Incorporated by reference from the Registrant's Registration Statement on Form S-3, Registration No. 333-14013.
(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997, filed with the Securities and Exchange Commission on March 17, 1997, File No. 0-25668.
(4) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1999, filed with the Securities and Exchange Commission on June 14, 1999, File No. 0-25668.
(5) Incorporated by reference from the Registrant's Registration Statement on Form S-3/A, Registration No. 333-32772.

     (b) REPORTS ON FORM 8-K

          The Company filed a report on Form 8-K on February 28, 2000, relating to the $10 million equity financing through the issuance of Series C 5% Preferred Stock.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2000                         GLOBAL TECHNOLOGIES, LTD.


                                            By: /s/ Irwin L. Gross
                                               ---------------------------
                                               Irwin L. Gross
                                               Chief Executive Officer


                                            By: /s/ Patrick J. Fodale
                                               ---------------------------
                                               Patrick J. Fodale
                                               Chief Financial Officer

                                INDEX OF EXHIBITS

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

3.1          Certificate of Ownership and Merger. (1)
3.2          Amended  and  Restated  certificate  of  Incorporation  of  the
             Registrant. (1)
3.3 Certificate of Amended and Restated Certificate of Incorporation af Registrant dated November 2, 1998. (4)
3.4 Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of the Registrant. (4)
3.5 Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock of the Registrant. (4)
3.6          By-Laws of the Registrant. (1)
4.1 Warrant Agreement, dated as of March 7, 1995 among the Registrant, D. H. Blair Investment Banking Corp. and American Stock Transfer & Trust Company. (1)
4.2 Amendment to March 7. 1995 Warrant Agreement, among the Registrant, D. H. Blair Investment Banking Corp. and American Stock Transfer & Trust Company. (2)
4.3 Warrant Agreement, dated as of October 24, 1996 among the Registrant, D. H. Blair Investment Banking Corp. and American Stock Transfer & Trust Company. (2)
4.4 Amendment to October 24, 1996 Warrant Agreement, amoung the Registrant, D. H. Blair Investment Banking Corp., and American Stock Transfer & Trust Company. (2)
4.5          Form of Underwriter's Unit Purchase Option. (1)
4.6 Stock Purchase Warrant dated as of November 7, 1996 issued to FortuNet, Inc. (2)
4.7 Stock Purchase Warrant dated as of November 12, 1996 issued to Houlihan Lokey Howard & Zukin.. (2)
4.8          Form of  Warrant  issued to The Shaar  Fund Ltd.  Dated May 10,
             1999. (3)
4.9 Registration Rights Agreement dated May 6, 1999 between the Registrant and The Shaar Fund Ltd. (3)
4.10 Convertible Preferred Stock Purchase Agreement among Registrant and the Investors signatory thereto, dated as of February 16, 2000 (5)
4.11 Certificate of Designations, Rights, Preferences and Limitations of Series C Convertible Preferred Stock of Global Technologies, Ltd. (5)
4.12 Callable Warrant issued to holders of Series C Convertible Preferred Stock of Global Technologies, Ltd. (5)
4.13 Registration Rights Agreement dated February 16, 2000 between the Registrant and the Investors Signatory thereto, dated as of February 16, 2000 (5)
4.14 Warrant Agreement, dated as of March 7, 1995 among the Registrant, D.H. Blair Investment Banking Corp. and American Stock Transfer & Trust Company (5)
4.15 Amendment to March 7, 1995 Warrant Agreement entered into among the Registrant, D.H. Blair Investment Banking Corp., and American Stock Transfer & Trust Company (5)
4.16 Warrant Agreement, dated as of October 24, 1996 among the Registrant, D.H. Blair Investment Banking Corp. and American Stock Transfer & Trust Company (5)

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

4.17         Amendment  to October  24,  1996  Warrant  Agreement  among the
             Registrant,  D.H. Blair Investment  Banking Corp., and American
             Stock Transfer & Trust Company (5)
4.18         Form of Underwriter's Unit Purchase Option (5)
4.19         Stock Purchase  Warrant Issued to The Shaar Fund Ltd. dated May
             10, 1999 (5)
4.20         Registration  Rights  Agreement  dated May 6, 1999  between the
             Registrant and The Shaar Fund Ltd. (5)
10.41        Employment  Agreement  between  Robert  Pringle and The Network
             Connection, Inc., dated March 6, 2000. *
10.42        Option  Agreement   between  Robert  Pringle  and  The  Network
             Connection, Inc., dated March 6, 2000. *
10.43        Registration  Rights Agreement between The Network  Connection,
             Inc. and Robert Pringle,  Jay Rosan, and Richard Genzer,  dated
             March 6, 2000. *
27           Financial Data Schedule. *

------------
* Filed herewith.

(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2, Registration No. 33-86928.
(2) Incorporated by reference from the Registrant's Registration Statement on Form S-3, Registration No. 333-14013.
(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997, filed with the Securities and Exchange Commission on March 17, 1997, File No. 0-25668.
(4) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1999, filed with the Securities and Exchange Commission on June 14, 1999, File No. 0-25668.
(5) Incorporated by reference from the Registrant's Registration Statement on Form S-3/A, Registration No. 333-32772.