Form 10KSB
period 2000-06-30
GLOBAL TECHNOLOGIES LTD
filed 2000-10-05
CIK 932021

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended June 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Transition Period from _________ to _________.

                           COMMISSION FILE NO. 0-25668

                            GLOBAL TECHNOLOGIES, LTD.
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                             86-0970492
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                         1811 CHESTNUT STREET, SUITE 120
                        PHILADELPHIA, PENNSYLVANIA 19103
                    (Address of Principal Executive Offices)

                                 (215) 972-8191
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                                                          Name of Each Exchange
   Title of Each Class                                     on Which Registered
   -------------------                                     -------------------
  Class A Common Stock,                                   Nasdaq National Market
$0.01 par value per share

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
     The Issuer's revenues for the fiscal year ended June 30, 2000 were $7,396,996.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on September 25, 2000 was approximately $41.7 million, based on the closing sales price of the Class A Common Stock on such date as reported by the Nasdaq National Market.
     The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, on September 25, 2000 was 10,725,489.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
================================================================================

                            GLOBAL TECHNOLOGIES, LTD.

                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I.......................................................................1

  ITEM 1  -- DESCRIPTION OF BUSINESS.........................................1

  ITEM 2  -- DESCRIPTION OF PROPERTY........................................18

  ITEM 3  -- LEGAL PROCEEDINGS..............................................18

  ITEM 4  -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............20

PART II.....................................................................21

  ITEM 5  -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......21

  ITEM 6  -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
             OF OPERATION...................................................22

             RISK FACTORS...................................................28

  ITEM 7  -- FINANCIAL STATEMENTS...........................................42

  ITEM 8  -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................42

PART III....................................................................43

  ITEM 9  -- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..............43

  ITEM 10 -- EXECUTIVE COMPENSATION.........................................45

  ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.....................................................48

  ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................50

  ITEM 13 -- EXHIBITS AND REPORTS ON FORM 8-K...............................52

SIGNATURES..................................................................59

     Throughout this Annual Report on Form 10-KSB, "Global Technologies, Ltd.", "Global Technologies", "Global", "we", "us", and "our", and other possessive and other derivations thereof, refer to Global Technologies, Ltd. and its consolidated subsidiaries, unless the context otherwise requires. All trademarks and trade names appearing in this prospectus are the property of Global, unless otherwise indicated. In addition, "The Network Connection" or "TNCi" and possessive derivations thereof refer to The Network Connection, Inc. and its consolidated subsidiary, and "U.S. Wireless" or "USWC" and possessive derivations thereof refer to U.S. Wireless Corporation, unless the context otherwise requires.

                                     PART I

ITEM 1 -- DESCRIPTION OF BUSINESS

INTRODUCTION

     SUMMARY OF OUR CURRENT OPERATIONS

     Global Technologies, Ltd. is a technology incubator that invests in, develops and manages emerging growth companies in the networking solutions, interactive information and entertainment systems, e-commerce, telecommunications and gaming industries.

     We currently hold common stock and convertible preferred stock representing approximately 79% of the outstanding common stock of The Network Connection, Inc. on a fully converted basis. The Network Connection is publicly traded on the Nasdaq SmallCap Market under the ticker symbol "TNCX."

     The Network Connection is a pioneer and leading provider of broadband entertainment, information and e-commerce systems for the "away-from-home" marketplace (e.g., hotels, cruise ships, long-haul passenger trains and schools). TNCi's fully-interactive, all-digital systems are designed to provide consumers and students with a personalized, high-speed entertainment platform where they can access services such as on-demand films, music videos, reservation and tour information, IP telephony, e-mail, Internet, video games, casino gaming, courseware, lectures, and other Internet-based content and commerce applications through the privacy of their hotel room, cruise cabin, passenger seat or classroom. Through TNCi's CruiseView(TM), ProjecTRAINbow(TM) (a.k.a. TrainView(R)), InnView(TM) and EduView(R) services, "away-from-home" industries can provide guests with 21st century entertainment and information technology to meet the demands of an ever-growing marketplace.

     We also hold 3,000,000 shares of common stock representing approximately 14.2% of the outstanding common stock of U.S. Wireless Corporation, based on the number of outstanding shares of U.S. Wireless common stock on June 30, 2000. U.S. Wireless is publicly traded on the Nasdaq National Market under the ticker symbol "USWC". U.S. Wireless provides mobile location and traffic-related information to wireless carriers, Internet providers, public safety and transportation/telematics companies.

     U.S. Wireless is building a national location network and has announced plans to roll out traffic and transportation services in San Diego, CA, Washington, D.C., Hampton Roads, VA, and the Greater San Francisco, CA, bay area. The company's network is based on its award-winning RadioCamera(TM) pattern matching positioning technology that pinpoints the location of cellular callers to enable the delivery of mobile services that rely on location, including life saving emergency 911 caller location, live traffic and traveler information, navigation assistance, localized directory assistance, and vehicle and asset tracking.

     We also own an operating center and network of approximately 2,000 installed remote terminals through which GTL Management Limited, one of our wholly owned United Kingdom subsidiaries, operates lotteries on behalf of charities in Great Britain. Inter Lotto (UK) Limited maintains the license to operate these lotteries. Prior to August 18, 2000, we owned 27.5% of Inter Lotto, but have terminated our relationship with that entity. In connection with the termination, we received approximately (pound)750,000, transferred our shares of Inter Lotto to three of its other shareholders and entered into an arrangement pursuant to which we and Inter Lotto will continue to run the lotteries through December 31, 2000. We are currently pursuing alternative operating strategies for the lottery infrastructure. Such strategies include utilizing the network for operating pools, lotteries and betting for established gaming companies, and developing a national linked bingo game in partnership with proprietary private clubs throughout the UK. We intend to have implemented an alternative operating strategy by December 31, 2000, however, no assurance can be given that we will be successful in doing so.

     We also hold an approximately 4% equity interest in Shop4Cash.com, Inc., a privately held, cash-incentive, Internet shopping portal with a growing base of approximately 250 affiliated merchants. Shop4Cash has recently determined to expand the scope of its existing business model to offer merchants on-line credit card processing and transaction services in addition to the existing services of the Shop4Cash website. Shop4Cash expects that these additional services will create additional value for both consumers and businesses by facilitating the flow of consumers from the Shop4Cash website to the merchants' virtual storefronts.

     OUR HISTORY

     We are a Delaware corporation and the successor by merger to Interactive Flight Technologies, Inc. Prior to the merger, Interactive Flight was engaged in the business of developing, assembling, installing and operating computer-based, in-flight entertainment networks in aircraft and installed these networks on 19 Swissair aircraft, two Debonair Airlines aircraft and three Alitalia aircraft.

     In May 1998, management of Interactive Flight determined to exit the entertainment network business and redirect the company's resources into the dry cleaning industry. On September 2, 1998, Swissair Flight 111 crashed near
Halifax, Nova Scotia. To date, the causes of the accident have not been determined. An Interactive Flight entertainment network had been installed on the aircraft that crashed. The crash has led to many lawsuits in which we, together with Swissair, Boeing and DuPont, among others, have been named as defendants.

     Later in September 1998, former management and the Board of Directors of Interactive Flight resigned and our current Board of Directors was elected to lead the company. Our new Board instated our current management team, which immediately began evaluating whether Interactive Flight's in-flight entertainment technology was adaptable to alternative markets and how to redeploy its capital to exploit technology-related business opportunities. Ultimately, new management developed a strategic plan to take advantage of the opportunities associated with Interactive Flight's technologies and management resources. New management pursued a sale to or a strategic alliance with other entities in the travel and entertainment business to maximize the potential of the entertainment network technology and began to evaluate other technology-related business opportunities.

     Consistent with this vision, through a series of acquisitions, investments and divestitures, Interactive Flight's new leadership reorganized the company as a technology incubator with interests in emerging growth companies in the networking solutions, interactive information and entertainment systems, e-commerce, telecommunications and gaming industries. In connection with the reorganization, Interactive Flight changed its fiscal year-end from October 31 to June 30.

     On September 30, 1999, the stockholders of Interactive Flight approved a reincorporation proposal pursuant to which Interactive Flight merged with and into Global Technologies, Ltd. Prior to the merger, Global was a non-operating, wholly owned subsidiary of Interactive Flight formed for the purpose of completing the merger.

     OUR BUSINESS STRATEGY

     In connection with our reorganization, we have developed a business strategy to identify companies capable of being market leaders in the networking solutions, telecommunications, e-commerce or gaming industries and which are at a stage of development that would benefit from our management support, financing and market knowledge. We generally seek to acquire a large enough stake in an affiliate company to enable us to have significant influence over the management and policies of the company and to realize a large enough return to compensate us for our investment of management time and effort, as well as capital.

     In assessing the advisability of making an investment in a business in one of these industries, we focus on four major criteria: (1) the size of the market opportunity, (2) proprietary aspects of the business that offer strong and sustainable competitive advantages, (3) the quality of the current management team and (4) our ability to create extra value with strategic planning and access to capital.

     We gain exposure to emerging companies through management's reputation as successful developers and operators of technology and telecommunications companies, referrals from the investment community, management's relationship with venture capital and private equity funds, and the participation of Global's directors, officers and employees in various non-profit and charitable organizations. We consider our access to potential affiliate companies to be good.

     We have capital and managerial resources to provide financing, as well as strategic, managerial and operational support, to certain emerging companies. The corporate staff of Global provides hands-on assistance to the managers of its affiliate companies in the areas of management, financial, marketing, tax, risk management, human resources, legal and technical services, based on the affiliate's needs. We seek to assist affiliate companies by providing or locating and structuring financing, identifying and implementing strategic initiatives, providing marketing assistance, identifying and recruiting executives and directors, assisting in the development of equity incentive arrangements for executives and employees, and providing assistance in structuring, negotiating, documenting, financing, implementing and integrating mergers and acquisitions.

     Our goal is to maximize the value of our affiliate companies for Global's stockholders.

OUR AFFILIATE COMPANIES

     THE NETWORK CONNECTION, INC.

     GENERAL

     The Network Connection is a pioneer in bringing broadband, all-digital entertainment and information solutions to the "away-from-home" marketplace. Their solutions are designed to deliver customized interactive services such as digital movies, video-on-demand, e-commerce, Internet/Intranet access, laptop connectivity, video-based training, advertising, Internet protocol (IP) telephony, and other IP-based services. TNCi's platform is based on the same standards that power the Internet today, providing the ability to scale and expand their solutions along with industry advancements. Each installation is based on the same advanced system architecture, allowing the company to easily upgrade and expand the services available over time.

     TNCi is a leader in developing and deploying these all-digital solutions, and their technology has been selected and installed in hotels, cruise ships, educational facilities, and in a railway simulator car in Europe.

     The company has had the following recent developments:

     * EXECUTIVE MANAGEMENT - In March 2000, TNCi announced the appointment of a new executive management team, including Robert S. Pringle, President and Chief Operating Officer, Dr. Jay R. Rosan, Executive Vice President, and Richard E. Genzer, Chief Technology Officer. These well-regarded Internet executives have broad experience in building branded Internet portals, creating successful e-commerce solutions, and aggregating information and entertainment content.

     * SYSTEM DEPLOYMENT - In September 2000, the company announced a relationship with Comdisco (NYSE:CDO), enhancing their capability to manage system installation, monitoring and deployment on a global basis.

     * CONTENT DIVISION - In March 2000, TNCi formed a new division to focus on creating long-term business models for content, commerce, community and connectivity. This division will create an enhanced "away-from-home" experience where people can access and customize content and data. Richard Gallagher was hired in August 2000 to lead this division.

     * HOTEL & HOSPITALITY DIVISION - TNCi's technology is currently installed in approximately 800 guest rooms, and the company has signed contracts to install the technology in over 2,500 additional guest rooms. The InnView(TM) system has been well received in the marketplace, and the company expects progress in this marketplace to continue to accelerate given the initial successful implementations.

     * CRUISE SHIP DIVISION - TNCi has developed an enhanced version of the CruiseView(TM)technology platform, increasing its performance and capabilities, and is in advanced discussions with several major cruise companies, including Carnival Cruise Lines, about installing this interactive system. The company has terminated the prior contract with Carnival through a mutual release that allows TNCi to retain its inventory and retain up to $1.6 million in cash advances. TNCi continues  to  operate  the  CruiseView(TM)system  on one  1,040-cabin
          Carnival ship while it negotiates the terms of a potential forward-looking agreement to deploy the latest CruiseView(TM)solution.

     * EDUCATION & CORPORATE TRAINING DIVISION - In September 1999, TNCi completed delivery and installation of 195 Cheetah(R) video servers to Georgia schools in connection with the Georgia Metropolitan Regional
          Education Services Agency Net 2000 project. The company received payment of $5.4 million in connection with the project. TNCi has subsequently developed a national network of leading technology integrators for the educational marketplace, and has submitted several significant proposals for new business in this area.

     * PASSENGER RAIL DIVISION - In September 1999, TNCi hired Stephen J. Ollier to lead the division. The company has submitted pricing proposals to two of the world's largest train operators for new and retrofit installations of ProjecTRAINbow(TM) systems. In June 2000, the company launched its ProjecTRAINbow(TM) demonstration showroom and full-scale system simulator in the United Kingdom. The company has entered into advanced discussions with leading train operators in the UK to outfit the system on their fleets.

     Guest Services available through the CruiseView(TM) and InnView(TM) Systems include:

     *    On-demand films, short video features and music videos;

     *    Free-to-guest television programs;

     *    Concierge information and reservations;

     *    In-room guest messaging and bulletin boards; and

     *    In-room folio review, express check-out and guest surveys.

     Eventually, TNCi also plans to include the following guest services through the systems:

     *    High-speed Internet access and e-mail;

     *    Voice-over IP (i.e., long distance telephone calls over the Internet);

     *    E-commerce services, such as interactive shopping;

     *    Interactive  games and  casino-style  gambling where permitted by law;
          and

     * Interactive advertising and promotion of customer events, shops and restaurants.

     TNCI'S BUSINESS STRATEGY

     TNCi's primary objective is to be a leading provider of broadband solutions for the "away-from-home" marketplace. To this end, the company has developed the following strategies:

     * DEPLOY, OWN AND OPERATE BROADBAND NETWORKS ACROSS MULTIPLE SEGMENTS OF THE "AWAY-FROM-HOME" MARKETPLACE. TNCi provides both infrastructure and programming, retaining the long-term rights to deliver services over its broadband networks. Its business model balances shared up-front capital investment with shared long-term revenue streams.

     * BE RECOGNIZED AS A TOTAL SOLUTION PROVIDER. TNCi will continue to develop the content division, which will acquire, package and monitor a broad range of compelling multimedia content tailored to appeal to the typical end-users in each of its market segments. The company believes this is necessary so that it can be viewed by its customers not as a system infrastructure provider, but rather as a total solution provider.

     *    LEVERAGE ITS CORE TECHNOLOGY ACROSS MARKET SEGMENTS.  TNCi will pursue
          new  markets  and   applications   for  its   systems,   products  and
          technologies.

     * NURTURE KEY BUSINESS PARTNERS AND STRATEGIC ALLIANCES. TNCi will nurture existing business relationships, and develop new ones with partners that have strong national and international presences. The company will use these business relationships to further penetrate the targeted markets.

     * DEVELOP THE NEWLY CREATED DIVISIONS AND PENETRATE FURTHER THE MARKETS SERVED. TNCi continues to invest in its newly created divisions and staff them with the skilled professionals necessary to effectively and efficiently maximize order generation for the systems, products and services in the markets they serve.

     * INVEST IN CORE COMPETENCIES. TNCi will continue to attract and retain highly skilled professionals in these critical disciplines: industry specific marketing and sales; multimedia content development, acquisition and management; systems and software engineering; supplier management; finance; contracts administration; and program management applied to large-scale systems.

     PRODUCTS AND SERVICES

     TECHNOLOGY

     The hardware for TNCi's interactive systems consists of high speed Cheetah(R) servers, multiple disk drives, networking infrastructure, set-top personal computers, and televisions or other electronic displays that serve as monitors for the systems. TNCi's TransPORTAL(TM) system software is based on standardized Web browser component technology. The systems provide a variety of informative, entertainment and interactive content which may be accessed and viewed on demand. The systems are 100% digital and offer customers flexibility in adding new content to the system, as well as the ability to customize and brand their marketing vision via the "look and feel" of the underlying graphical user interface.

     Dual, fault-tolerant Cheetah(R) servers serve as the heart of the systems. One Cheetah(R) server operates as the local area network backbone and can provide up to 100 megabit connectivity to each user on the system. The scaleable architecture of TNCi's server is based on Intel processors and Microsoft operating systems. The systems interface with a variety of color flat panel computer monitors and television displays.

     The design for the interactive information and entertainment systems is proprietary to TNCi, as are the Cheetah(R) video servers and TransPORTAL(TM) software tools. However, other hardware and components used in the systems are predominantly commercial, off-the-shelf hardware, based on non-proprietary or open-system computer and IP network standards. TNCi believes that this use of available commercial hardware allows it to outsource component product manufacturing to suppliers without compromising overall product quality and reliability. The company believes that it also allows it to focus operations resources on supplier management, final assembly and testing.

     Each of the video servers can scale to serve up to 300 simultaneous users. The company can install multiple video servers where required.

     TURNKEY INTERACTIVE INFORMATION AND ENTERTAINMENT SYSTEMS

     TNCi currently markets three customized turnkey systems. Each of these systems is built on the Cheetah(R) servers and TransPORTAL(TM) software package. The company customizes the content available through the systems to provide the best total solution for respective market purchasers:

     * ProjecTRAINbow(TM) is the newest system solution for long-haul and cross country passenger trains. TNCi anticipates that the ProjecTRAINbow(TM) system will provide interactive entertainment and other content to be determined in conjunction with future customers, if any. A ProjecTRAINbow(TM) prototype has been developed and is currently being marketed to train operators in Europe and Asia.

     * InnView(TM) is the system solution for the hotel and time-share market. Generally, TNCi expects to provide interactive and entertainment content for use by the hotel guests. The system is also designed to provide Internet access over the television, voice over IP, and concierge and other guest services. Some of the content can be available free of charge, some can be advertising supported, and some can be available on a pay-per-use basis. The company will share revenues from advertising and pay-per-use with the hotels on a negotiated percentage basis.

     * CruiseView(TM) is the system solution for the cruise ship market. The system is designed to provide information, entertainment, gaming, shore excursions and free-to-guest services. The system is also designed to provide Internet access over the television, voice over IP, and concierge and other guest services. Some of the content can be available free of charge, some can be advertising supported, and some can be available on a pay-per-use basis. The company will share revenues from advertising and pay-per-use with the cruise lines on a negotiated percentage basis.

     SERVER SALES

     TNCi's current business strategy is to offer and sell complete, turnkey interactive information and entertainment systems. However, a substantial portion of the revenues generated since June 30, 1999 have come from the sale of the Cheetah(R) video servers which have been part of a system designed and installed by others, primarily in the education market. Although it will continue to offer and sell the servers as stand-alone, high-end, video servers, the company is endeavoring to be known as a total system solution provider in the education market as well as in the other markets it serves.

     CONTENT

     TNCi obtains the content that is shown on the systems in several different ways. Movies are obtained by licensing products from industry suppliers. Other content is purchased or licensed from other providers.

     The company expects to expand all of its systems to include additional content and features, such as Internet access, on-line shopping and local entertainment guides. The content division is currently being developed to oversee this development. The division is also looking to provide a total solution system for the education and corporate training markets.

     TNCI'S HISTORY

     TNCi was incorporated in Georgia in 1985. The company's common stock is listed on the Nasdaq SmallCap Market under the ticker symbol "TNCX." TNCi's primary focus under prior management from inception to 1995 was providing video products and services to the educational market. After an initial public offering in 1995, prior management began to market interactive information and entertainment systems to the commercial airline and passenger cruise ship industries.

     TNCi's AirView product was installed on two Fairlines Airlines aircraft. In addition, the in-flight entertainment system developed by the interactive entertainment division it acquired from Global Technologies was installed on 19 Swissair aircraft, two Debonair Airlines aircraft and three Alitalia aircraft. The heavily regulated nature of the airline market prohibitively increased the company's costs. Fairlines filed for bankruptcy protection and TNCi was never able to collect the amounts owed. These facts, together with the Swissair litigation, led TNCi and Global Technologies to stop pursuing this market in 1998.

     In addition, prior management entered into agreements with Carnival Cruise Lines and Star Cruises to install TNCi's interactive systems on several of their cruise ships. Operational problems on the Star cruise ship led Star to cancel its agreement, and the company was unable to recover its investment. Prior management also negotiated a fixed price agreement with Carnival Cruise Lines and installed a system on one Carnival ship. TNCi has now terminated the Carnival agreement through a mutual release, which allows the company to retain its inventory and recognize previously deferred revenue of $1.4 million. The company continues to operate the CruiseView(TM) system on one 1,040-cabin Carnival ship while the terms of a potential forward-looking agreement to deploy the latest CruiseView(TM) solution are negotiated.

     Early in 1999, prior management's inability to collect receivables and other administrative problems left the company struggling financially and in need of capital. In May 1999, Global Technologies acquired majority control of TNCi by exchanging the assets of our interactive entertainment division and approximately $4.25 million in cash for 1,055,745 shares of TNCi's common stock and 2,495,400 shares of TNCi's Series D Convertible Preferred Stock. Through a series of additional transactions, Global Technologies acquired additional shares of the company's common stock and shares of the Series B 8% Convertible Preferred Stock so that, on a fully converted basis, it now owns approximately 79% of TNCi's outstanding common equity. The transaction brought together synergistic technologies, and the engineering and program management capabilities of two companies experienced in the field of developing, manufacturing, marketing and installing interactive information and entertainment systems.

     In connection with the acquisition, Global Technologies elected a new board of directors, which put in place the current management team. The Board of Directors was re-elected, with the exception that Robert Pringle was elected to take the place of Morris C. Aaron, at the 2000 annual meeting of shareholders held on May 11, 2000 in New York City.

     TNCi believes that the recent developments outlined above in the section headed "GENERAL" will serve as a solid foundation on which the company can build its anticipated future success, although it gives no assurances to that effect. TNCi is in the early phases of implementing a new business strategy. Its recently formed divisions and the projects they are pursuing, as highlighted above, are in their infancy. As such, most of the projects discussed above are not expected to generate significant revenue in the near-term, yet they require further funding to develop. TNCi estimates that its cash and financing needs for its current business through June 2001 will be met by equipment financing that is currently being pursued, and private placements of equity currently being sought from various sources for working capital purposes. Toward this end, TNCi has closed on approximately $3.1 million of equity financing in the last three months. Despite these infusions, TNCi's audit report for the fiscal year ended June 30, 2000 contains a "going concern" qualification, as it has been determined that the company's current sources of cash do not meet its needs for the ensuing fiscal year. TNCi is confident that it will obtain the financing necessary to meet its needs over the course of the coming fiscal year and to fully implement its business plan, but no assurances can be made that it will be able to do so. Failure to do so would have a material adverse effect on TNCi's financial condition, which, in turn, would have a material adverse effect on our financial condition.

     TNCI'S DIVISIONS AND MARKETS

     Under new management, TNCi has identified four primary markets for its products and services. The company believes that these markets represent opportunities to achieve substantial market share and profitability. These markets are: (1) hotels and time-share properties, (2) cruise ships, (3) educational institutions and corporate training, and (4) long-haul passenger trains. In an effort to capitalize on opportunities in these markets, TNCi has formed separate sales and marketing divisions, and has recently hired experienced executives to lead each of the four divisions.

     HOTELS AND TIME-SHARE PROPERTIES

     TNCi has begun to market its InnView(TM) system and content services to hotels and time-share properties throughout North America. In addition, the company is in the process of developing sales and marketing strategies for hotels and time-share properties in Europe, Asia and South America. Initially, the company is focusing its efforts on hotels with 100 or more rooms.

     TNCi formed a Hotel & Hospitality Division in December 1999. Company management believes there are approximately 3.6 million rooms in the domestic hotel market, approximately 1.9 million of which do not have in-room information and entertainment systems. TNCi's management also believes that there are almost
0.5 million time-share properties, which also do not have installed information and entertainment systems. Of the unserved hotel rooms, the company estimates that approximately 0.8 million would meet the economic criteria for installation of the InnView(TM) systems. In addition, it is estimated that contracts covering approximately 1.7 million domestic hotel rooms currently served by a competitor's system will come up for renewal over the next five years.

     Since forming this division, TNCi has retained several national and international sales executives. To date, the company has entered into agreements for the InnView(TM) system for over 2,500 rooms, and has live, operational installations in over 800 rooms.

     Generally, TNCi expects the InnView(TM) systems to become operational within four months after entering into an agreement with a particular hotel. The company has not installed InnView(TM) in any time-share properties. The systems are provided at no cost to the hotel in exchange for a revenue share agreement in which TNCi retains the majority of such revenues or shares in the up-front installation costs and shares the revenues on a commensurate basis.

     PASSENGER RAIL

     There are currently 11 operators of long-haul passenger trains in the world. TNCi believes that each of these operators is a potential customer for the ProjecTRAINbow(TM) system over the next several years. The fleets operated by these companies contain an aggregate of almost 1.0 million seats that could be fitted with the ProjecTRAINbow(TM) systems. However, to date, no trains have been fitted with an interactive information and entertainment system comparable to the ProjecTRAINbow(TM) system offered by TNCi.

     In September 1999, TNCi formed a Passenger Rail Division to promote its interactive information and entertainment systems for installation at individual seats on long-haul and cross-country passenger trains in the U.S., European and Asian markets. This system is called "ProjecTRAINbow(TM)". The company announced the appointment of Stephen J. Ollier, the former General Manager of ALSTOM Railway Maintenance Services, Ltd., as President of the division. TNCi believes that Mr. Ollier is uniquely qualified for the position, offering both the technical and industry experience necessary to bring ProjecTRAINbow(TM) to the international rail market.

     In May 1999, ALSTOM Transport Ltd., a unit of ALSTOM SA, which is one of the largest train manufacturers in the world, contracted with TNCi to engineer ProjecTRAINbow(TM) into ALSTOM's high-speed train design. The company was paid in connection with the contract but expects no further business from ALSTOM as it has become aware that ALSTOM is in the process of creating a subsidiary to compete with TNCi in the passenger rail market.

     Under the direction of Mr. Ollier, TNCi has submitted pricing proposals to two train operators in the United Kingdom for installation of ProjecTRAINbow(TM) systems. To date, the company has not installed ProjecTRAINbow(TM) on any passenger trains.

     CRUISE SHIPS

     Management estimates that there are currently more than 70 cruise ships in revenue service with 500 or more guest cabins. TNCi estimates that the current construction schedules for ships of this size show more than 30 new ships entering service between now and the end of 2004. In total, the company estimates the market operates over 10 million passenger cruises annually, the vast majority of which are hosted by one of a handful of leading cruise operators. TNCi believes that only about ten ships to date have had interactive entertainment and information systems installed.

     Historically, the cruise line industry has not embraced the installation of interactive systems in individual cabins like their hotel counterparts. The major reason for this reluctance is not related to a lack of demand. Only recently has the technology of interactive guest systems progressed to levels that enable them to profitably and logistically contribute to cruise line profits and the vacation experience. In fact, the most significant hurdles have been adapting the system to the compact configuration and harsh environment of cruise ships, while maintaining adequate levels of price and performance.

     TNCi has had over a year's experience with its systems aboard Carnival Cruise Lines, and has recently developed an enhanced version of the CruiseView(TM) technology platform, increasing its performance and capabilities. The company is in discussions with several major cruise companies about installing this interactive system, including Carnival.

     EDUCATION AND CORPORATE TRAINING

     TNCi continues to manufacture its Cheetah(R) family of multimedia servers for the interactive education and corporate training markets. Sales of servers have historically been a core business for the company, with over 2,000 Cheetah(R) video servers sold worldwide.

     In August 1999, the company sold multimedia servers in connection with the first phase of the Georgia school system's Net 2000 project. TNCi supplied its Cheetah(R) video servers as the central backbone of 193 Georgia schools' multimedia networks. Two other Cheetah(R) servers were delivered in connection with the order and installed at the Georgia schools' network operating center. Using these servers, students and teachers are able to access, on-demand, hundreds of hours of digitally stored multimedia content, access the Internet and build interactive courses. The total value of orders received under the program was $5.4 million. The company believes that this installation is the largest of its kind in the country and that it may well be a model for the expansion of this type of program. TNCi's sales in connection with this project were limited to its Cheetah(R) video servers. In the future, the company hopes to be able to sell entire interactive systems, called "EduView(R)", to school related purchasers.

     In 1999, the Federal government instituted the E-Rate Program, which has a primary goal of bringing the Internet and various forms of multimedia content directly to elementary and secondary classrooms. The program makes $2.25 billion available to schools to obtain the technology necessary to achieve this goal. To obtain these funds, a school district must make application and pay a portion of the equipment cost. A significant amount of the funding for the delivery of 195 Cheetah(R) video servers to Georgia schools in connection with the Net 2000 project came from the E-Rate Program.

     TNCi formed the Education & Corporate Training Division in December 1999 to promote its interactive products and services to educational institutions and corporate training departments. In addition, the company hired James D. Oots and Farley Barge as leaders of this division. The team brings a great deal of experience in the corporate training and education markets.

     ACQUISITION, PACKAGING AND MONITORING OF BROADBAND, MULTIMEDIA CONTENT

     In an effort to capitalize on what is believed to be the advantages of its system architecture and technology, TNCi is developing a division to acquire, package and monitor a broad range of compelling multimedia content tailored to appeal to the typical end-users in each of its market segments. The company believes that the provision of compelling content through the systems will encourage user interaction with the system, which, in turn, should maximize pay-for-use revenue generation for both TNCi and its vertical market partners.

     The company believes that the content division will be integral to its success. The revenue generated from content can be long-term and should span the life-cycle of the systems. In addition, because it is generally industry practice in the markets TNCi serves to share the cost of system hardware, and in the hotel market that TNCi serves to install the hardware at its cost, content revenue will be an essential revenue source.

     SALES AND MARKETING

     TNCi currently markets its systems, products and services worldwide through the efforts of its sales people in each operating division. The company also plans to market its systems through value-added resellers, distributors and alliance partners. System installation and on-site customer support are provided through internal customer engineering personnel and may, in the future, be provided through the efforts of value-added resellers and alliance partners.

     The sales arrangements for the systems depend upon various factors, such as the size and type of hotel, time-share property, ship or train, and the system features and other requested customization. There is generally a long sales-cycle for the systems because of the need to design the system configuration for the particular environment in which the system will be installed, to test each installed system and to negotiate any necessary agreements with other providers. The sales cycle is also dependent upon a number of factors beyond the company's control, such as the financial condition of the customer, safety and maintenance concerns, regulatory issues, and purchasing patterns of particular operators and the industry generally. This is expected to result in long and unpredictable buying patterns for the systems.

     COMPETITION

     TNCi faces substantial competition in each of its markets. Some general factors that are believed to influence whether the company will succeed include:

     * The ability to deliver "total" system solutions for customers, including, system hardware and software, as well as ongoing content acquisition and management.

     *    Demonstration of system quality, reliability and performance.

     * Product hardware and software that can be easily upgraded as needed throughout the product's life cycle.

     *    Market-driven pricing of the systems, products and services.

     * Functionality that enables the system to effectively deliver new sources of revenue generation for customers.

     There are three major providers of interactive guest services systems in the hotel and hospitality market. On Command Corporation (NASDAQ:ONCO) has the greatest market share with approximately one million rooms, followed by LodgeNet Entertainment Corporation (NASDAQ:LNET) with approximately 780,000 rooms, and UK-headquartered Quadriga. On Command and LodgeNet focus their sales and marketing efforts on North American properties, whereas Quadriga markets its products primarily to European hotels and to a much lesser extent Middle Eastern and African hotels. All of these competitors employ a technology that is different from TNCi's. TNCi believes that its system designs are superior to those of its competitors because the scalability of TNCi servers permits it to provide the content at each site such that all selections are always available. By contrast, competitors' systems are often compelled to temporarily reduce or omit content choices due to the limited number of users that can view a particular content title at the same time. In addition, TNCi believes that its system designs are superior based on the content and features offered, such as Internet connectivity and voice-over IP, that can be made available through the systems. TNCi's two primary competitors in the cruise ship market are Allin Interactive, a subsidiary of Allin Corporation (NASDAQ: ALLN), and a division of Siemens AG. The company estimates that Allin currently has installed systems on two Royal Caribbean cruise ships while Siemens has a system installed on one.

     Although the company has an opportunity to be first-to-market in providing train operators with interactive multimedia information and entertainment system solutions, SmartWorld(TM), a UK-based company, has announced its intention to develop and offer a limited video-on-demand system for the passenger rail market. Matsushita, a leading provider of in-flight entertainment systems in the long-haul commercial airplane market, is considering an entry into this market. In addition, the company is aware that ALSTOM and Adtranz are creating subsidiaries in an effort to compete in this market.

     TNCi's Cheetah(R) video servers apply hardware control of video streaming to achieve high-integrity, MPEG-2 quality images and pause, fast-forward, and rewind capabilities. These servers are scaleable to provide up to 300 simultaneous video streams. Competitor video server products in this market, such as those provided by Dell, Gateway, Silicon Graphics, Compaq and Hewlett Packard, are high-speed, general-purpose servers, with software control of limited video streams (typically less than 10 to 15). nCube has high end video servers which may also compete with TNCi's product.

     All of these companies have greater financial, technical and marketing resources than TNCi. Moreover, competitors have developed goodwill and name recognition among the hospitality operators whom the company calls on to solicit sales, and also among end users who have grown accustomed to their offerings. In addition, TNCi expects that to the extent that the market for its systems, services and products develops, competition will intensify and new competitors will enter its designated target markets. The company may not be able to compete successfully against existing and new competitors as the market for its systems, products and services evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would have a materially adverse effect on TNCi's business and results of operations.

     MANUFACTURING AND SUPPLIERS

     Contract manufacturers assemble TNCi's proprietary systems in the United States. Final assembly, integration, burn-in and functional testing are conducted at the company's facilities in Phoenix, Arizona or at supplier or customer locations.

     TNCi obtains electronic components and finished sub-assemblies for its system components "off-the-shelf" from a number of qualified suppliers. It has established a testing protocol in an effort to ensure that components and sub-assemblies meet defined specifications and standards before final assembly and integration. The company elected to procure off-the-shelf component parts and sub-assemblies from suppliers in an effort to ensure better quality control and pricing. To date, some interruptions in the supply of component parts and sub-assemblies have been experienced due to the lack of availability of certain electronic components. In response, the company is identifying additional qualified suppliers. The inability of current suppliers to provide component parts, coupled with an inability to find alternative sources, would adversely affect TNCi's operations.

     PRODUCT DEVELOPMENT

     The market for TNCi's systems and products is characterized by rapid technological change and evolving industry standards, and it is highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. TNCi believes that its future success will depend upon an ability to develop, manufacture and market new systems and products, as well as enhancements to existing systems and products, on a cost-effective and timely basis. The system architecture for the interactive information and entertainment systems has been designed to permit hardware and software upgrades over time. Moreover, the company believes that the current architecture presents no known limits on a customer's ability to offer compelling content to the user in a rapid and reliable manner. Therefore, a major focus of TNCi's research and development efforts is to reduce the cost of network and client hardware and to enhance the core software of the system to permit even easier integration of new content.

     If TNCi is unable, for technological or other reasons, to develop new systems and products in a timely manner in response to changes in the industry, or if systems and products, or system and product enhancements, that it develops do not achieve market acceptance, the business will be materially adversely affected. There can be no assurance that technical or other difficulties in the future will not delay the introduction of new systems, products or enhancements.

     PROTECTING TNCI'S INTELLECTUAL PROPERTY

     TNCi relies on a combination of trade secret and other intellectual property law, nondisclosure agreements with most of its employees and other protective measures to establish and protect the company's proprietary rights in its systems and products. The company believes that because of the rapid pace of technological change in the open systems networking industry, legal protection of proprietary information is less significant to its competitive position than factors such as the company's strategy, knowledge, ability and experience of its personnel, new system and product development and enhancement, market recognition and ongoing product maintenance and support. Without legal protection, however, it may be possible for third parties to copy aspects of TNCi's systems and products or technology, or to obtain and use information that is regarded as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights in products and technology to the same extent as the laws of the United States. Although TNCi continues to implement protective measures and intends to defend its proprietary rights vigorously, it can give no assurance that these efforts will be successful. The failure or inability to effectively protect its proprietary rights could have an adverse affect on business.

     EMPLOYEES

     TNCi employs 77 full-time staff at its various locations and sales offices and is adding skilled personnel in the following fields: content procurement and development; software, systems and hardware engineering; program management; contracts administration; supplier management; customer engineering; and sales and marketing.

     The company has formed separate vertical sales and marketing divisions for each of its four target markets. These divisions are anchored by the recent hiring of experienced executives from within each of these markets. TNCi anticipates that these executives will be able to leverage the company's core technology in broadband, multimedia content distribution and IP network solutions to increase sales of the systems, products and services. The company has recognized the need to create an additional internal operating division to provide customers with the personalized programming necessary to bring users a broad range of content options, and is in the process of hiring personnel to anchor this new division.

     WARRANTIES

     TNCi provides a warranty regarding its products for periods ranging from one to three years, depending on the requirements of customers. To date, the company has not experienced significant claims under warranties, and its ability to meet the full demands of having a significant number of units sold to customers who require such service has not been tested. The company also passes through to end users the warranties that it receives from vendors on any separate hardware, software or component parts that it sells independently of full systems.

     U.S. WIRELESS CORPORATION

     U.S. Wireless Corporation, a Delaware corporation (NASDAQ: USWC), has developed a geographic location system designed to pinpoint the location of wireless telephone subscribers within a wireless network. Using a network-based patented technology called RadioCamera(TM), the system recognizes the pattern of the radio waves emanating from a subscriber's handset and then uses the unique "signature" of that pattern to determine the subscriber's approximate physical location. The RadioCamera(TM) system is compatible with existing wireless network infrastructures, integrates easily and requires no modifications to either the wireless carrier base station or subscriber handsets. Currently, the company plans to deploy a nationwide location network based on its proprietary RadioCamera(TM) technology and operate the network as a service bureau that will offer various location information services and applications to multiple wireless carriers. Initially, US Wireless is focusing on providing E-911 (emergency) wireless location information to carriers and intelligent transportation systems applications to governmental agencies to assist in the managing of roadway congestion. In addition to providing these enhanced 911 and intelligent transportation systems services, U.S. Wireless anticipates using its nationwide network to provide a range of additional "location-based information" applications including live roadside navigation assistance, enhanced 411 (E-411), asset and vehicle tracking, and carrier network management systems.

     US Wireless' activities to date have consisted primarily of research, development and testing of the wireless location technology and the financing of operations. The company has not yet begun commercial operations in any market, and therefore, has limited revenues. There is a history and future expectation of losses and negative cash flow, and the company will require additional financing to build out and operate the planned wireless location network.

     Today, there are over 100 million wireless telephone subscribers in the United States, and that number is projected to grow to 187.6 million by the year 2004 (Cahners In-Stat Group). There are hundreds of millions more wireless telephone subscribers located outside of the United States. Wireless carriers aggressively competing for this rapidly growing subscriber base are exploring new ways to differentiate their services and increase average revenue per unit. Enhanced wireless service offerings (such as location-based applications) are expected to offer sought-after service differentiation, and more importantly, are projected to provide significant new revenue opportunities for these wireless carriers. In addition, wireless subscribers are now demanding access to, and are willing to pay carriers for, the same data available to wired telephone users, and increasingly Internet users. A 1999 Strategis Group Report estimates that there is a $4.0 billion market for wireless location services, excluding E-911 applications, such as roadside assistance, location-sensitive billing, E-411 and traffic management/intelligent transportation services. The report estimates that 47 million subscribers will be using these wireless location services by 2004. U.S. Wireless therefore believes that the market for value-added services based on location represents a sizeable new opportunity for wireless carriers to enhance current and future revenue streams. As a result, most carriers are evaluating various wireless location-based service offerings and/or technologies in an effort to capture a share of this emerging market.

     In addition, as the number of wireless subscribers, and the demand for enhanced wireless services, increases, so will the need for location-based safety and emergency services like wireless E-911. According to the Yankee Group (Boston), more than one quarter of all new wireless customers purchase their phones for security reasons. In 1999, over 43 million cellular calls were placed to 911 emergency call centers across the United States (Cellular Telecommunications Industry Association). Yet, unlike calls placed from wireline telephones, calls are not traceable when a caller uses a wireless phone to call for emergency assistance (the emergency operator does not automatically know the location of the caller). As a result of the numerous safety issues and concerns arising from these wireless emergency calls, the wireless industry, the Public Safety Answering Points (PSAPs) (a network of regional emergency call centers), members of the E-911 community and the U.S. Federal Communications Commission
(FCC), began joint efforts in mid-1994 to solve the technological and policy hurdles in providing location information for wireless 911 calls. In response, the FCC has issued several mandates requiring wireless service providers to implement the technology necessary to locate wireless calls for emergency assistance within certain parameters and time schedules. In June 1996, the FCC issued a Report and Order in Docket #94-102, formalizing certain performance requirements, and implementing a schedule for wireless service providers to establish "geolocation" capabilities. In so doing, the FCC ordered that the deployment and integration of wireless E-911 features and functions be accomplished in two phases.

     Phase I requires wireless service providers to report the callback number and originating cell site and/or sector of a 911 call to PSAP operators. Pursuant to the mandate, beginning in October 1997, service providers have been required to provide such information to qualified requesting PSAPs within six months of a PSAP's request. Service providers have commenced the implementation of products in order to meet this requirement.

     Phase II requires wireless service providers to pinpoint and report to the PSAPs the location of all wireless 911 callers to an accuracy, for network-based solutions, of within 100 meters for at least 67% of calls and within 300 meters for 95% of calls. For handset-based solutions the carriers must be able to identify the caller's location to an accuracy of 50 meters or less for 67% of calls, and within 150 meters for 95% of calls. The FCC has mandated completion of these Phase II requirements by October 1, 2001. Wireless carriers have further been required to file a report with the FCC by November 9, 2000 (recently extended form the original filing date of October 1, 2000) describing their plans for achieving Phase II E-911 compliance, including their choice of technology and implementation plan. In December 1998, however, the FCC's Wireless Telecommunications Bureau released a public notice outlining a filing schedule for requests for waivers of the Phase II E-911 requirements. Various wireless carriers have submitted requests for waivers, and various other parties have subsequently filed comments with the FCC regarding the question of waivers. The issue of waivers and/or modifications of the E-911 Phase II requirements is being reviewed by the FCC in an ongoing public forum. Nonetheless, the FCC has not yet made any major modifications to the requirements of the mandate.

     U.S. Wireless' patented RadioCamera(TM) technology provides wireless services solutions for wireless carriers by offering E-911 location capabilities in compliance with current FCC mandates, as well as a wide range of value-added wireless location based applications. Although there is intense competition within the wireless location market, U.S. Wireless believes that its system has several advantages over competing technologies. Companies competing for market share in the wireless caller location industry are typically divided into two categories: those that employ handset-based solutions and those that employ network-based solutions.

     Handset-based solutions rely on the integration of Global Positioning System (GPS) receivers into the wireless handsets. The internal GPS receiver triangulates the location of a caller using multiple orbiting satellites. Although this enables GPS to function with a high degree of accuracy in rural and suburban areas where a clear view exists, it limits the ability to operate successfully in densely populated metropolitan areas or indoors, where tall buildings and "urban canyons" prevent clear lines of sight to the satellites. Adding a GPS receiver to new handsets will likely create larger, heavier, more expensive telephones with shorter battery life. Furthermore, implementing a GPS solution would require retrofitting or replacing the existing wireless phones currently owned by over 100 million wireless subscribers (US alone), making GPS an unlikely near-term solution to the FCC's E-911 Mandate.

     Network-based technology solutions do not rely on the addition of any dedicated equipment to the handset, but operate entirely from the wireless network infrastructure. US Wireless' RadioCamera(TM) system falls into the category of network-based solutions. Competing network-based systems rely on triangulation techniques such as Angle of Arrival (AOA) and Time Difference of

Arrival (TDOA). The RadioCamera(TM) system architecture does not rely on triangulation. Both AOA and TDOA systems require multiple base stations or points of reference from which to triangulate based on either the "angle" or "time difference" of the signal arrival. As a result, both systems are at a disadvantage in urban environments where there are rarely direct lines of sight between a wireless caller and multiple base stations. Due to the lack of line of sight, subscribers' wireless transmissions bounce off of buildings and other obstacles, reaching the base station antennas via multiple paths, and hence degrading the accuracy of the signals. These solutions are also at a disadvantage in sparsely populated areas where it is difficult for signals to reach the two or more base stations needed to triangulate.

     U.S.    Wireless   believes   that   when   compared   to   the   competing
GPS/handset-based and triangulation/network-based location solutions listed above, its RadioCamera(TM) technology has several distinct advantages.

     * IMMUNE TO LACK OF LINE OF SIGHT. RadioCamera(TM) performs very well in densely populated urban areas where line of sight to cell sites is often obstructed, making it difficult to triangulate a caller's location.

     * PERFORMS WELL IN RURAL ENVIRONMENTS. U.S. Wireless' technology requires only a single site to identify the location of a call making it well-suited to rural environments where cell stations are not close to one another.

     * CONTINUOUS TRACKING. RadioCamera(TM) provides continuous location tracking capabilities as well as initial location. Unlike other network-based solutions and handset solutions that use the control channel to transmit one-time location information, the system works on a voice channel that is active throughout the call.

     * MINIMAL INFRASTRUCTURE ADAPTATION. The system adapts to current cellular infrastructure, and unlike GPS, does not require alteration of either the base station infrastructure or subscriber handsets. In addition, compared to TDOA and AOA, the RadioCamera(TM) system requires minimal data back-haul.

     * LESS STRINGENT CALIBRATION REQUIREMENTS. Unlike AOA and TDOA systems that require strict timing calibration and the use of calibrated antenna arrays, RadioCamera(TM) requires only periodic drive tests to update location databases and associated signal patterns.

     Going forward, U.S. Wireless anticipates that it will continue to build upon the promising results of numerous completed and ongoing field trials that have evaluated the functionality and reliability of RadioCamera(TM) technology. The U.S. Wireless technology has proven effective in all of the field trials to date, providing location information that exceeds the FCC's accuracy requirements, as indicated in the following chart:

                                                                        ANNAPOLIS
LOCATION                  OAKLAND, CA            BILLINGS, MT          JUNCTION, MD    BALTIMORE, MD
--------                  -----------            ------------          ------------    -------------
DATES OF TRIAL           1997-Present             1997-1999            1998-Present     1998-Present

TERRAIN                   Dense Urban        Rural & Light Urban         Suburban       Dense Urban

67% ACCURACY (1)           69 meters              84 meters             78 meters        81 meters

CARRIER TECHNOLOGY      AMPS, CDMA, iDen             AMPS                  AMPS          AMPS, CDMA

PARTICIPANTS         GTE Wireless, Nextel    US WEST, XYPOINT,           Verizon          Verizon
                                             Nortel Networks,
                                             Western Wireless,
                                             Williams Communications,
                                             Billings 911 Center,
                                             & Montana 911 program

----------
(1) The FCC requires accuracy within 100 meters on 67% of calls and 300 meters on 95% of calls.

     In building out the nationwide network and tailoring its service package, US Wireless intends to work with wireless carriers, information content providers, and equipment vendors on a nationwide and international basis. Where appropriate, the company will leverage the core competencies of strategic relationship partners to provide the networking and data processing tools necessary to create a turnkey solution. The company has already formed a number of strategic partnerships within the industry in an effort to accelerate deployment of the wireless location network and to enhance overall marketing efforts. For example, on May 17, 2000, U.S. Wireless announced the formation of a strategic alliance with American Tower Corporation, an owner and operator of broadcast transmission towers in the United States. The alliance was formed to facilitate U.S. Wireless' network deployment, and as part of the agreement US Wireless signed a co-location agreement under which it will lease 1,000 to 2,500 American Tower facilities during a three-year term and will receive network build-out services, including radio frequency design and site construction and installment management. In addition to agreeing to support the company's marketing efforts with wireless carriers, American Tower also agreed to invest $22.5 million in US Wireless' Series C Convertible Preferred Stock. Most recently, on September 19, 2000, Hewlett-Packard Company announced that it had agreed to invest up to $52.0 million in US Wireless. It is anticipated that Hewlett-Packard will provide $7.0 million in up-front financing and up to $45 million conditionally to create network operating and data processing centers for U.S. Wireless' network. In addition, Hewlett-Packard will provide the Internet infrastructure and hardware products necessary to support the future growth of the network.

     The company began building out its wireless location network to provide intelligent transportation systems in early 2000. Two initial trial intelligent transportation systems projects are underway for both the Maryland and Virginia Departments of Transportation to provide highway and traffic information for selected roadways in these states. More recently, U.S. Wireless announced, on August 1, 2000, that it is deploying its RadioCamera(TM) wireless location network in San Diego County, California. The network will be part of the San Diego Regional Advanced Traveler Information System and Corridor-wide Commercial Vehicle Operations Project, planned by the San Diego Association of Governments. This was followed on September 11, 2000, by the announcement that the company will also be implementing its RadioCamera(TM) wireless location network in the greater San Francisco Bay Area to provide live traffic and congestion information for motorists, as part of the Metropolitan Transportation Commission's TRAVINFO program. As U.S. Wireless enters the deployment phase of operations, ongoing research and development efforts are primarily focusing on optimizing the cost, accuracy and reliability of the RadioCamera(TM) location technology. Additionally, having now completed development of the
RadioCamera(TM) system for compatibility with all US-based cellular/PCS protocols, the company is currently developing a GSM version of the system to service European and other foreign markets.

     In March 1999, we invested $3.0 million in U.S. Wireless in exchange for 30,000 shares of U.S. Wireless Series B Preferred Stock. In March and April 2000, we converted our U.S. Wireless Series B Preferred Stock into 3,000,000 shares of U.S. Wireless common stock. Our shares of U.S. Wireless common stock represent 14.2% of the outstanding common stock of U.S. Wireless as of June 30, 2000. The fair market value of our investment in U.S. Wireless at June 30, 2000 was approximately $64.1 million. The corresponding market value as of September 25, 2000 was approximately $50.4 million.

     DONATIVOS

     Donativos S.A. de C.V. is a Mexican entity that was formed for the purpose of operating an entertainment center in Monterrey, Nuevo Leon, Mexico. The primary entertainment the center offers is slot machines, through which customers may win lottery tickets for the Loteria Nacional (the National Lottery of Mexico) or obtain rights usable for future play at the center.

     In May 1999, Global, through its wholly owned subsidiary, Interactive Flight Technologies (Gibraltar) Limited, a Gibraltar company, loaned approximately $1.6 million to Donativos and acquired a 24.5% equity interest in the venture. The loan bore interest at an annual rate equal to the prime rate plus 3% and was to mature on April 30, 2001. We had also provided a letter of credit in the amount of $913,445 to secure payment of the purchase price of the slot machines acquired by our Gibraltar subsidiary and leased to Donativos for use at the center.

     In the quarter ended December 31, 1999, we determined that the value of our investment in Donativos had been permanently impaired. Since the opening of the entertainment center, Donativos had not generated sufficient profits to meet its obligations to us under the loan and equipment lease agreements and, therefore, its ability to continue as a "going concern" was in doubt. At that time, we wrote the equity investment off and reserved for the full amount of the loan and subsequent advances to Donativos. These actions resulted in a charge to income of $1.5 million.

     On April 14, 2000, we entered into an agreement pursuant to which on May 10, 2000 we received $2.0 million from Donativos in return for cancellation of the debt owed by Donativos to Global and the transfer of the equity that Global held in Donativos to its majority shareholder. The transaction resulted in a net loss of approximately $335,000, including the reversal of $1.2 million of the previous charge of $1.5 million for the equity write-off and loan reserve discussed above. The transaction also involved an exchange of general releases and transfer of title to the equipment in the center from our Gibraltar subsidiary to Donativos.

     UNITED KINGDOM LOTTERY OPERATIONS

     In April 1999, Global and certain of its wholly-owned United Kingdom subsidiaries entered into an arrangement with Inter Lotto (UK) Limited, a UK company licensed, pursuant to an External Lottery Manager's Certificate issued by the Gaming Board for Great Britain, to operate lotteries on behalf of charities in Great Britain. Under this arrangement GlobalTech Holdings Limited, a wholly owned UK subsidiary of Global, purchased 27.5% of the outstanding capital stock of Inter Lotto and GTL Management Limited, an indirect wholly owned UK subsidiary of Global, entered into an Operating Agreement with Inter Lotto to run that corporation's lotteries and gaming activities. Simultaneously, GTL Leasing Limited, another indirect wholly owned UK subsidiary of Global, purchased computer equipment, which it leased to GTL Management for use in such lottery and gaming operations. GTL Management entered into a further operating agreement with Inter Lotto on January 13, 2000. The lottery and gaming business under these agreements began with an official "launch" on April 4, 2000.

     On August 18, 2000, Global, GlobalTech and GTL Management entered into a "Deed" with Inter Lotto and certain of its principals which, in substance, constituted a settlement agreement providing for the disengagement of Global and its subsidiaries from Inter Lotto and its operations by (i) transferring back to the other principals of Inter Lotto all of the GlobalTech capital stock in Inter Lotto; (ii) payment by Inter Lotto to GTL Management of an amount equal to the value added tax rebate to Inter Lotto, plus interest, less an amount to be retained by Inter Lotto for salaries; (iii) termination of the operating agreement between GTL Management and Inter Lotto, (iv) cooperative arrangements for Global and its subsidiaries to assist in the operation of Inter Lotto through December 31, 2000; and (v) waiver of all claims and releases.

     The August 18, 2000 "Deed" effectively terminates the April 1999 and January 2000 arrangements and provides for a total separation of Inter Lotto and Global and its subsidiaries by the end of the calendar year 2000. Under the "Deed", GlobalTech transferred all of its stock in Inter Lotto to the other principals of Inter Lotto, with certificates to have been delivered on or about August 22, 2000. The "Deed" terminates the operating agreement and provides that Inter Lotto and GTL Management will together do whatever is necessary to manage the lottery operations through December 31, 2000, including the maintenance of Inter Lotto's license during such period. In consideration for the transfer of stock in Inter Lotto by GlobalTech, Inter Lotto and its principals have agreed not to engage in the business of any three- or four-digit lottery game within the UK for a period of two years following August 18, 2000. Based upon the transfer of our stock in Inter Lotto, we wrote-off our remaining investment in Inter Lotto of approximately $700,000.

     The financial terms of the August 18, 2000 "Deed" provide for the allocation of approximately (pound)970,000 in value added tax rebates, with Inter Lotto retaining (pound)220,000 (for the payment of back salaries which were the subject of disputes between Global and certain other principals of Inter Lotto) and payment to GTL Management of the balance of approximately (pound)750,000. GTL Management will be paid all revenues from Inter Lotto lottery operations through December 31, 2000, after payment for prizes, charities and sales commission. Additionally, there are provisions for the resolution of certain other outstanding debts and obligations.

     The August 18, 2000 "Deed" also operates as a general settlement agreement and includes waivers of all claims and releases, including the withdrawal of a "winding up petition" calling for the dissolution of Inter Lotto, filed in court by one of the other principals of Inter Lotto.

     GTL Leasing retains ownership of the computer networking hardware, software, terminals and other equipment, which serve as the infrastructure of the lottery operations conducted by Inter Lotto and managed by GTL Management. Such lottery equipment is leased by GTL Leasing to GTL Management. In addition, GTL Management remains obligated under the agreement with International Lottery and Totalizator Systems, Inc. for certain facilities management services and technological support in connection with such lottery equipment, which Global, through GTL Leasing, purchased from them. This agreement requires that GTL Management pay International Lottery $72,000 per week, plus additional amounts based on any terminals in excess of 3,500 which are installed and a percentage of average daily sales. This agreement expires in September 2007, and we are currently negotiating its termination. There is no assurance that we will be successful in these negotiations or that, if terminated, the terms thereof will be favorable to us. Failure to negotiate a termination of this agreement and to do so on terms favorable to us could have a material adverse effect on our results of operations and financial condition.

     We are currently investigating alternative operating strategies for GlobalTech, GTL Management and GTL Leasing, and the use of the lottery equipment and network operating center following termination of the Inter Lotto lottery operations on or before December 31, 2000. Such strategies include utilizing the network for operating pools, lotteries and betting for established gaming companies, and developing a national linked bingo game in partnership with proprietary private clubs throughout the United Kingdom. We intend to implement an alternative operating strategy, however, no assurance can be given that we will be successful in doing so. If we are unable to successfully implement an alternative operating strategy, GTL Leasing's lottery equipment assets could be deemed impaired under generally accepted accounting principals, as the carrying value of such assets may not be fully recoverable in such event. Any "write down" of the value of such assets due to such impairment could have a material adverse effect on our financial condition.

     SHOP4CASH.COM, INC.

     On November 23, 1999 we acquired 500,000 shares, or approximately 4% of Shop4Cash.com, Inc., at a price of $2.00 per share. Shop4Cash is a privately held, cash incentive-based, Internet shopping portal. We have registration rights in connection with these shares. The investment is being recorded at cost.

     Recently, Shop4Cash determined to implement certain modifications of its existing business model in order to create additional value for its merchant base. Shop4Cash recently signed a letter of intent for the purpose of merging with an on-line credit card services provider. This anticipated merger would create an e-commerce platform servicing both consumers and the Shop4Cash merchant base. The post-merger entity would offer merchants on-line credit card processing and transaction services in addition to the existing services of the Shop4Cash website. Shop4Cash expects that these additional services will create additional value for both consumers and businesses by facilitating the flow of consumers from the Shop4Cash website to the merchants' virtual storefronts.

     Contemporaneously with the proposed merger, Shop4Cash is seeking additional financing for working capital purposes of $300,000 from a group of its current stockholders, which includes us. It plans to raise these additional funds through the sale of common stock and has accepted subscription agreements for the full $300,000. We determined it necessary to write-down our investment in Shop4Cash by $925,000 as of June 30 (which does not include the shares purchased by us in the recent financing round) to $75,000 to reflect a permanent impairment of our previous investment. This write-down is reflective of the lower price per share at which Shop4Cash shares were sold in the recent financing.

EMPLOYEES

     As of September 25, 2000, Global employed 13 people on a full-time basis. In addition, Global's consolidated subsidiaries, employ the following numbers of people: TNCI employs 77 people and GTL Management employs 10 people. No employee is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 2 -- DESCRIPTION OF PROPERTY

     We and our consolidated subsidiaries lease the following properties:

     * Our principal executive offices, located in Philadelphia, Pennsylvania, consisting of approximately 1,500 square feet of office space. The space is leased to Ocean Castle Partners, LLC and, pursuant to an agreement between Ocean Castle and us, we pay the rent and related expenses. Irwin L. Gross, the Chief Executive Officer and Chairman of the Board of Directors of Global, is a principal of Ocean Castle.

     * We also lease approximately 5,000 square feet of executive office space in New York, New York.

     * GTL Management Limited, a wholly owned United Kingdom subsidiary, leases approximately 12,700 square feet of office space in Bracknell, England which serves as the network operating center and principal administrative offices for our lottery operations.

     * GTL Management also leases approximately 2,570 square feet of office space in London, England, which serves as the principal executive office for the lottery operations.

     *    GTL  Management  also  leases   approximately  2,000  square  feet  of
          warehouse space for lottery equipment storage in Manchester, England.

     * TNCi leases office space, and assembly and warehouse facilities, in Phoenix, Arizona. This space contains approximately 17,500 square feet.

     *    TNCi also  leases  approximately  1,500  square  feet of office  space
          located  in  Philadelphia,   Pennsylvania,   which  serves  as  TNCi's
          principal executive offices.

     * TNCi also leases approximately 16,000 square feet of office space in Conshohocken, Pennsylvania. TNCi has not yet moved into this space but plans to use it for administrative purposes and the operations of the Content Division.

     * TNCi UK Limited leases approximately 1,000 square feet of space in Derby, England, which serves as the principal executive offices of TNCi's Passenger Rail Division.

     We have no policy regarding investments in real estate or interests in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities. We currently hold no such investments.

ITEM 3 -- LEGAL PROCEEDINGS

     Swissair/MDL-1269, IN REGARDS TO AN AIR CRASH NEAR PEGGY'S COVE, NOVA SCOTIA. This multi-district litigation, which is being overseen by the United States District Court for the Eastern Division of Pennsylvania, relates to the crash of Swissair Flight No. 111 on September 2, 1998. The Swissair MD-11 aircraft involved in the crash was equipped with an entertainment network system that had been sold to Swissair by our predecessor company, Interactive Flight Technologies, Inc. Estates of the victims of the crash have filed lawsuits throughout the United States against Swissair, Boeing, Dupont and various other parties, including us and TNCi, which has been named in some of the lawsuits filed on a successor liability theory. TNCi and we deny all liability for the crash. TNCi and we are being defended by our aviation insurer.

     On September 1, 1999, SAir Group invited us to participate in a conciliation hearing before the Justice of the Peace in Kloten, Switzerland, which is the customary manner in which civil litigation is initiated in Switzerland. The document informing us of the proceeding states that the request has been filed in connection with the crash of Swissair Flight 111 primarily in order to avoid the expiration of any applicable statutes of limitations and to reserve the right to pursue further claims. The document states that the relief sought is "possibly the equivalent of CHF 342,000,000 - in a currency to be designated by the court; each plus 5% interest with effect from September 3, 1998; legal costs and a participation to the legal fees (of the plaintiff) to be paid by the defendant."

     FIDELITY AND GUARANTY INSURANCE COMPANY V. INTERACTIVE FLIGHT TECHNOLOGIES, INC., United States District Court for the District of Minnesota, CV No. 99-410. This is a reformation action in which our insurer is seeking to reform an umbrella policy in the amount of $10.0 million to include an exclusion for completed products for policies issued for years 1997-98 and 1998-99. Such exclusion would preclude claims made by the estates of victims of the crash of Swissair Flight No. 111 on September 2, 1998. Plaintiffs, the insurer, recently filed a motion for summary judgment, which was heard before the United States District Court for the District of Minnesota on September 12, 2000. The Court has not yet ruled on the summary judgment motion.

     On May 6, 1999, a complaint captioned INTERACTIVE FLIGHT TECHNOLOGIES, INC.
V. SWISSAIR TRANSPORT COMPANY, LTD., et al., No. Civ. 99-0936PHXSMM, was filed in the United States District Court for the District of Arizona. In this suit, we are seeking payment by Swissair of $6,773,906 for sums owed by Swissair and SR Technics to us for equipment and warranty contracts. We have also asserted claims for business torts arising from the unjustified deactivation of the entertainment network systems following the crash of Swissair Flight 111 in this action. Swissair filed motions to dismiss the action alleging that the claims asserted in our complaint are subject to resolution by arbitration. The motions to dismiss were granted on March 31, 2000. We requested the District Court to reconsider its ruling on the motions and such request was denied by the District Court on May 25, 2000. We appealed both the March 31 and May 25 District Court Orders to the United States Court of Appeals for the Ninth Circuit. Swissair filed a motion to dismiss the appeal for lack of jurisdiction, which was granted on September 18, 2000. We will proceed to arbitrate these claims in Switzerland.

     GLOBAL TECHNOLOGIES, LTD. V. XCEL CAPITAL, LLC, United States District Court for the Eastern District of Pennsylvania, Case No. 00-CV-505. On January 27, 2000, we filed an action against XCEL Capital, LLC for specific performance and breach of contract. In the action, we sought to compel XCEL to tender 75,000 shares of Global Class A Common Stock to us at $4.75 per share in accordance with XCEL's obligations pursuant to a put/call agreement entered into between the parties on August 12, 1999. XCEL filed counterclaims. On September 14, 2000, we settled the action by agreeing to issue an additional 25,000 shares to XCEL and to register such shares for resale (subject to certain restrictions on the volume and timing of sales) by October 31, 2000. No money is being paid to XCEL.

     In September of 1999, we filed a lawsuit against  Barington  Capital Group,
L. P. in Maricopa County Superior Court, Arizona, seeking a declaratory judgment that no sums were owed to Barington pursuant to a one-year Financial Advisory Service Agreement dated October 21, 1998. In October 1999, Barington filed a lawsuit on the same contract in the Supreme Court of the State of New York, County of New York, Index No. 99-6041606, captioned BARINGTON CAPITAL GROUP, L.P. V. INTERACTIVE FLIGHT TECHNOLOGIES, INC., alleging that Barington is owed $1,750,471 in connection with services alleged to have been performed pursuant to the Financial Advisory Service Agreement. Barington's New York suit has been stayed pending resolution of the Arizona action. We deny all liability and that any sums are owed to Barington.

     A suit captioned LODGENET ENTERTAINMENT CORPORATION V. THE NETWORK CONNECTION, INC. was filed April 5, 2000 in the Circuit Court for the Second Judicial Circuit of the State of South Dakota. The action arose out of TNCi's hiring of Theodore P. Racz, a former LodgeNet Entertainment Corporation employee, as its Senior Vice President of the Hotels & Hospitality division. LodgeNet alleged tortious interference with contract and tortious interference with business relationships. LodgeNet sought to prohibit Mr. Racz from being employed by TNCi, as well as damages, and fees and costs. This case was voluntarily dismissed without prejudice by LodgeNet because there was no jurisdiction in South Dakota.

     BRYAN R. CARR V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD., Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, TNCi's former Chief Operating and Financial Officer and a former Director, filed a claim on November 24, 1999 alleging a breach of his employment agreement with TNCi. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. TNCi and we filed a motion to compel arbitration of the claims pursuant to an arbitration provision in the employment agreement and to stay the State Court action pending the arbitration proceeding.

Our motion was granted on August 9, 2000. As of this date, Mr. Carr has not filed an arbitration claim against TNCi or us, but on September 20, 2000, sent a letter to our outside counsel in the matter stating his demands in hopes of settlement.

     A suit captioned AVNET, INC. V. THE NETWORK CONNECTION, INC., was filed May 17, 2000 in Maricopa County Superior Court, CV2000-009416. The suit relates to invoices for inventory purchased by TNCi in late 1998 and early 1999. Avnet, Inc. seeks payment of the invoices, interest and legal fees. TNCi has not paid for the inventory purchased primarily for the following reasons: (i) the inventory purchased did not meet specifications and thus was not accepted by TNCi's customer, and (ii) TNCi is currently pursuing a separate warranty claim against Avnet regarding certain other inventory purchased from Avnet.

     The company may be subject to other lawsuits and claims arising in the ordinary course of its business. In the company's opinion, as of June 30, 2000, the effect of such matters will not have a material adverse effect on the company's results of operations or financial condition.

ITEM 4 -- SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held an Annual Meeting of Stockholders on May 11, 2000. At the meeting, the following matters were submitted to a vote of the stockholders and the results of each vote are set out below, as well:

     * The election of five directors to hold office as follows: two Class I directors to serve until the 2001 annual meeting, two Class II directors to serve until the 2002 annual meeting and one Class III director to serve until the 2003 annual meeting, and each until their respective successors have been duly elected and qualified.

        NAME AND                              VOTES                     BROKER
    CLASS OF DIRECTOR          VOTES FOR     AGAINST    ABSTENTIONS    NON-VOTES
    -----------------          ---------     -------    -----------    ---------
James W. Fox, Class I          8,583,308     111,779         --           --
M. Moshe Porat, Class I        8,583,308     111,779         --           --
Charles T. Condy, Class II     8,583,308     111,779         --           --
Stephen Schachman, Class II    8,583,308     111,779         --           --
Irwin L. Gross, Class III      8,583,308     111,779         --           --

     * A proposal to ratify the grant of options to purchase 1,500,000 shares of our Class A Common Stock to Irwin L. Gross, Chairman of the Board and Chief Executive Officer of Global.

VOTES FOR          VOTES AGAINST          ABSTENTIONS          BROKER NON-VOTES
---------          -------------          -----------          ----------------
3,155,473             320,416               19,886                5,199,312

     * A proposal to ratify the appointment of KPMG LLP, certified public accountants, as our independent auditors for the fiscal year ending June 30, 2000.

VOTES FOR          VOTES AGAINST          ABSTENTIONS          BROKER NON-VOTES
---------          -------------          -----------          ----------------
8,672,356             12,387                10,344                    --

                                     PART II

ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and low last sale prices for our Class A Common Stock for each quarter within our last two fiscal years, and for the quarter ended September 30, 2000 (through September 25, 2000), as reported by the Nasdaq National Market.

CLASS A COMMON STOCK                                            HIGH       LOW
--------------------                                           ------     ------
July 1, 1998 through September 30, 1998                        $2.000     $1.375
October 1, 1998 through December 31, 1998                       1.813      0.875
January 1, 1999 through March 31, 1999                          2.875      1.333
April 1, 1999 through June 30, 1999                             3.250      1.208
July 1, 1999 through September 30,1999                          3.083      2.000
October 1, 1999 through December 31, 1999                       6.500      1.583
January 1, 2000 through March 31, 2000                         21.000      5.500
April 1, 2000 through June 30, 2000                            15.000      3.750
July 1, 2000 through September 30, 2000 (through September 25)  6.375      3.250

     The closing sales price of the Class A Common Stock on September 25, 2000, as reported by the Nasdaq National Market, was $5.00 per share.

     As of September 25, 2000, there were approximately 104 record holders and approximately 4,250 beneficial owners of Class A Common Stock.

     On January 5, 2000, the Board of Directors approved a three-for-two stock split to be effected by way of a stock dividend of one share for each two shares of Class A Common Stock held by stockholders of record as of the close of business February 15, 2000. The dividend was paid on February 29, 2000; fractional shares were paid out in cash. All references to the number of common shares, per share amounts and stock option data elsewhere in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the stock dividend for all periods presented prior to the stock dividend.

     We have not paid any dividends on our Class A Common Stock during the last two fiscal years and do not intend to do so in the foreseeable future.

UNREGISTERED ISSUANCES

     On May 16, 2000, we issued 1,250 shares of our Class A Common Stock to a stockholder in a transaction exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The shares were issued in settlement of certain disputed claims.

     On June 8, 2000, Advantage Fund II Ltd. and Koch Investment Group Ltd. purchased an aggregate of $4.0 million of secured convertible notes from us in a private placement transaction exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. Advantage and Koch received two notes each, which may be converted into our Class A Common Stock at a conversion price of $2.00 per share, subject to customary anti-dilution adjustments. The notes mature on December 7, 2001 and bear interest at 6% per annum payable at maturity or on conversion in cash or stock. The notes are redeemable by us at any time and from time to time, for a premium that increases with the length of time that the notes are outstanding, and the issuance of warrants or stock, also based on how long the notes are outstanding. We are obligated to register resale of the shares of our Class A Common Stock issuable upon any conversion, redemption or payment of the notes, as well as the shares underlying the warrants issued in connection with the redemption.

     In connection with the June issuance of the secured convertible notes, designees of Reedland Capital Partners received four-year warrants to purchase an aggregate of 20,000 shares of our Class A Common Stock at an exercise price of $5.8125 per share for Reedland Capital Partners' role as sales agent. The 20,000 shares underlying these warrants have been registered for resale. These warrants were issued in a transaction exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

RESULTS OF OPERATIONS

     We changed our fiscal year-end from October 31 to June 30. Accordingly, the eight-month period resulting from this change, November 1, 1998 through June 30, 1999, is referred to as the "Transition Period."

     Our financial statements included in this Annual Report on Form 10-KSB contain the results of operations for our fiscal year ended October 31, 1998, for the eight-month Transition Period ended June 30, 1999 and for our fiscal year ended June 30, 2000. For purposes of this management's discussion and analysis, for comparative purposes only, we will refer to the pro forma unaudited results of operations for the twelve-month period ended June 30, 1999. In some instances, where we compare results for the pro forma twelve months ended June 30, 1999 with the fiscal year ended October 31, 1998, please note that there is a four month overlap between such periods.

     The pro forma unaudited results of operations for the twelve months ended June 30, 1999 are as follows (the audited results of operations for the fiscal year ended June 30, 2000 are included in the table below for comparative purposes):

                                                                    Pro Forma
                                                                  Twelve Months
                                                   Year Ended         Ended
                                                  June 30, 2000   June 30, 1999
                                                   ------------    ------------
                                                    (Audited)       (Unaudited)
Revenues:
  Equipment sales                                  $  6,983,787    $    980,533
  Service income                                        413,209       1,361,530
                                                   ------------    ------------
                                                      7,396,996       2,342,063
                                                   ------------    ------------
Costs and Expenses:
  Cost of equipment sales                             4,867,519       1,801,037
  Cost of service income                                148,221         665,214
  General and administrative expenses                19,261,352      14,054,249
  Non-cash compensation expenses                      1,905,419
  Expenses associated with investments                1,944,743         550,000
  Reversal of warranty maintenance &
    commission accrual                                       --      (7,151,393)
  Special charges                                     2,156,205       2,295,660
  Amortization of intangibles                           912,553          74,981
                                                   ------------    ------------
                                                     31,196,012      12,289,748
                                                   ------------    ------------
  Operating loss                                    (23,799,016)     (9,947,685)

                                                                    Pro Forma
                                                                  Twelve Months
                                                   Year Ended         Ended
                                                  June 30, 2000   June 30, 1999
                                                   ------------    ------------
                                                    (Audited)       (Unaudited)

Other:
  Interest expense                                   (5,948,347)        (86,373)
  Interest income                                       655,194       1,829,877
  Equity in losses of affiliates                    (10,345,210)       (195,704)
  Gain on sale of assets                                     --         133,396
  Other expense                                         (14,339)       (498,606)
                                                   ------------    ------------
  Net loss                                          (39,451,718)     (8,765,095)

Minority interest                                     3,259,819        (376,705)
Cumulative dividend on preferred stock                 (187,415)        (33,333)
Redemption of preferred stock                           509,183              --
                                                   ------------    ------------
  Net loss attributable to common stockholders     $(35,870,131)   $ (9,175,133)
                                                   ============    ============

     Revenues for the year ended June 30, 2000 were $7,396,996, an increase of $5,054,933 or 216% compared to revenues of $2,342,063 (pro forma unaudited) for the corresponding period ended June 30, 1999. Revenues for the year ended June 30, 2000 consisted of equipment sales of $6,983,787 and service income of $413,209. Revenues for the year ended June 30, 1999 consisted of equipment sales of $980,533 and service income of $1,361,530. The increase in equipment sales of $6,003,254 is principally the result of the sale of 195 Cheetah(R) Multimedia servers to the Georgia Metropolitan Regional Education Services Agency (MRESA) Net 2000 Project of $5,408,744 and the sale of networking equipment of $1,368,066 pursuant to a master settlement agreement with Carnival. The decrease in service income is due to lower service income from the dry cleaning business (acquired by prior management, but sold in May 1999), offset by service income of $305,336 from our United Kingdom lottery operation launched in April 2000.

     Revenues for the twelve-month period ended June 30, 1999 were $2,342,063 (pro forma unaudited), a decrease of $16,800,898 (or 88%) compared to revenue of $19,142,961 for the year ended October 31, 1998. Revenues for the twelve months ended June 30, 1999 consisted of equipment sales of $980,533 (pro forma unaudited) and service income of $1,361,530 (pro forma unaudited). The decline in revenue is the result of Swissair's refusal to take delivery of additional entertainment networks and a lack of new customer orders. The equipment sales were generated from payments received from Swissair for one of four entertainment networks billed per the April 1998 contract between Swissair and our predecessor company. The service income was principally generated from the dry cleaning business, which was sold in May 1999. Revenues for the year ended October 31, 1998 consisted of equipment sales of $18,038,619 and service income of $1,104,342. The equipment sales were principally generated from the installation of the entertainment networks in ten business class cabins and 18 first-class cabins of Swissair aircraft. The service income was generated from the dry cleaning business acquired in July 1998, services provided to Swissair pursuant to the media programming services agreement, our share of gaming profits generated by the Swissair systems and revenue earned from Swissair to extend its warranty.

     Cost of equipment sales for the year ended June 30, 2000 was $4,867,519, an increase of $3,066,482, (or 170%) compared to cost of equipment sales of $1,801,037 (pro forma unaudited) for the corresponding twelve-month period ended June 30, 1999. Cost of equipment sales includes materials and estimated warranty costs associated with the sale of the Cheetah(R) servers to MRESA of $3,444,474 and the cost of installing network equipment onboard two Carnival cruise ships of $1,368,066. For the corresponding twelve month period ended June 30, 1999, cost of equipment sales represents material costs for four entertainment networks sold to Swissair. Cost of service income for the year ended June 30, 2000 was $148,221, a decrease of $516,993 (or 78%) compared to cost of service income of $665,214 (pro forma unaudited) for the twelve-month period ended June 30, 1999. Cost of service income for the year ended June 30, 2000 is primarily related to video content costs for revenue sharing arrangements with Carnival of $61,978 and direct costs associated with lottery ticket sales of $86,243. The cost of service income for the corresponding twelve month period ended June 30, 1999 is primarily related to the dry cleaning operation, which was sold in May 1999.

     Cost of equipment sales for the twelve months ended June 30, 1999 was $1,801,037 (pro forma unaudited), a decrease of $13,722,245 (or 88%) compared to cost of equipment sales of $15,523,282 for the year ended October 31, 1998. Cost of equipment sales includes materials, installation and maintenance costs, as well as estimated warranty costs and costs of upgrades related to installations of entertainment networks on Swissair aircraft. For the year ended October 31, 1998, cost of sales resulted from the installation of equipment in ten business class cabins and 18 first-class cabins of Swissair aircraft, whereas the decreased cost of sales in the twelve months ended June 30, 1999 resulted from material costs for only four Swissair aircraft. Cost of service income for the twelve months ended June 30, 1999 was $665,214 (pro forma unaudited), an increase of $426,377 (or 179%) compared to cost of service income of $238,837 for the year ended October 31, 1998. Cost of service income for the twelve months ended June 30, 1999 and the year ended October 31, 1998 is primarily related to the dry cleaning operations, which were acquired in July 1998 and sold in May 1999.

     General and administrative expenses for the year ended June 30, 2000 were $19,261,352, an increase of $5,207,103 (or 37%) over expenses of $14,054,249
(pro forma unaudited) for the twelve-month period ended June 30, 1999. Significant components of general and administrative expenses include costs of personnel, legal and professional fees, advertising and marketing expenses, rent and other facilities costs and depreciation expense. Significant components attributable to the increase in general and administrative expenses from 1999 to 2000 include the hiring of new management and expansion of operations at TNCi, and the launch of the lottery operation in the UK, offset by write-offs of $1.6 million for consulting agreements deemed to have no future value, which were recorded in the twelve-month period ended June 30, 1999.

     General and administrative expenses for the twelve months ended June 30, 1999 were $14,054,249 (pro forma unaudited), an increase of $2,656,508 (or 23%) over expenses of $11,397,741 for the year ended October 31, 1998. Significant components of general and administrative expenses include costs of personnel, legal and professional fees and corporate insurance costs. Significant components attributable to the increase in general and administrative expenses from 1998 to 1999 include legal and professional fees related to the Donativos S.A. de C.V. and Inter Lotto (UK) Limited investments, legal fees related to the investment in TNCi and a write-off of approximately $1.6 million related to certain consulting agreements determined, in the twelve months ended June 30, 1999, to have no future value, offset by severance payments totaling $3.1 million to three former employees in the year ended October 31, 1998.

     There were no research and development expenses for the year ended June 30, 2000, nor the twelve-month period ended June 30, 1999 (pro forma unaudited). Research and development expenses were $1,092,316 for the year ended October 31, 1998. The decrease in the research and development expenses reflects our prior decision not to develop the next generation of the entertainment network and the resulting reduction in staff and professional fees.

     Non-cash compensation expense of $1,905,419 for the year ended June 30, 2000 is comprised of an $85,000 expense for a former employee as part of a severance package, charges of $193,318 for modifications of stock option awards for three former employees and charges totaling $1,627,101 related to the issuance of common stock purchase warrants and common stock for financial advisory services.

     Expenses associated with investments of $1,944,743 for the fiscal year ended June 30, 2000 represent the net loss on our sale of our equity interest in Donativos of $335,058, the loss on the transfer of our 27.5% equity interest in Inter Lotto of $684,685 and the write-down of $925,000 of our investment in Shop4Cash.com, Inc. Expenses associated with investments of $550,000 (pro forma unaudited) for the twelve-month period ended June 30, 1999 represent $400,000 of write-offs of investments deemed to have no value and a $150,000 standstill fee related to the Inter Lotto acquisition.

     For the twelve months ended June 30, 1999, we recorded warranty, maintenance, commission and support cost accrual adjustments of $5,117,704 (pro forma unaudited), $504,409 (pro forma unaudited), $303,321 (pro forma unaudited) and $1,225,959 (pro forma unaudited), respectively. Such adjustments to prior period estimates, which totaled $7,151,393 (pro forma unaudited), resulted from an evaluation of specific contractual obligations and discussions between our new management and other parties related to such contracts. Based on the results of our findings during the twelve months ended June 30, 1999, such accruals were no longer considered necessary.

     Special charges for the year ended June 30, 2000 were $2,156,205, compared to $2,295,660 (pro forma unaudited) for the twelve-month period ended June 30, 1999. Special charges for the year ended June 30, 2000 represent inventory write-offs and accruals for rework costs for future redeployment of equipment and estimated de-installation obligations associated with the termination of the Carnival contract pursuant to a master settlement agreement between us and Carnival. Special charges for the twelve-month period ended June 30, 1999 resulted from a $521,590 net write-off of accounts receivable and deposits due from Swissair, offset by deferred revenue under the Swissair extended warranty contract, and expenses for the settlement of litigation matters with First
Lawrence Capital Corp. and FortuNet, Inc. of $1,843,750 and $120,320, respectively. Special charges for the twelve-month period ended June 30, 1999 were offset by a $190,000 recovery of a prior period special charge related to the number of entertainment networks requiring maintenance.

     Special charges for the twelve-month period ended June 30, 1999 were $2,295,660 (pro forma unaudited) compared to $400,024 for the year ended October 31, 1998. For the twelve-month period ended June 30, 1999, special charges resulted from a $521,590 (pro forma unaudited) write-off of accounts receivable and deposits due from Swissair, offset by deferred revenue under the Swissair extended warranty contract. Swissair's actions, as described above, have rendered our accounts receivable and deposits from Swissair worthless as of June 30, 1999 and, accordingly, we wrote-off such assets. Also included in special charges are expenses of $1,843,750 (pro forma unaudited) and $120,320 (pro forma unaudited) for the settlement of litigation matters with First Lawrence Capital Corp. and FortuNet, Inc., respectively. Special charges for the year ended October 31, 1998 primarily resulted from equipment write-offs of $1,006,532 offset by $606,508 in recoveries of special charges from the prior fiscal year.

     Amortization of intangibles for the year ended June 30, 2000 was $912,553 compared to $74,981 (pro forma unaudited) for the twelve-month period ended June 30, 1999. The increase is attributable to a full twelve months of amortization of intangibles as a result of our May 1999 acquisition of TNCi and our revision of the estimated useful life for determining amortization from ten years to five years effective May 1, 2000.

     Interest expense for the year ended June 30, 2000 was $5,948,347 compared to $86,373 (pro forma unaudited) for the twelve-month period ended June 30, 1999. The increase in interest expense is attributable principally to a $4.0 million non-cash charge related to a beneficial conversion feature embedded in the 6% Secured Convertible Notes issued on June 8, 2000 and a $1.5 million non-cash interest charge related to warrants we granted to a related party in conjunction with pledges of collateral to cover maintenance calls on our loan from Merrill Lynch. In addition, we entered into several new debt obligations during the current year versus the comparable twelve-month period ended June 30, 1999.

     Interest expense was $86,373 (pro forma unaudited) for the twelve-month period ended June 30, 1999, compared to $11,954 for the year ended October 31, 1998. The 1999 expense is attributable principally to long-term debt obligations, whereas the expense for 1998 is attributable to our capital leases for furniture that expired in September 1999.

     Interest  income for the year ended June 30, 2000 was $655,194,  a decrease of $1,174,683 (or 64%) compared to income of $1,829,877 (pro forma unaudited) for the corresponding period ending June 30, 1999. The interest arose principally out of short-term investments of working capital. The decrease in interest income is due to the lower average cash balance during 2000 compared to 1999.

     Interest income for the twelve-month period ended June 30, 1999 was $1,829,877 (pro forma unaudited), a decrease of $421,178 (or 19%) compared to income of $2,251,055 for the year ended October 31, 1998. The interest arose principally out of short-term investments of working capital. The decrease in income is due to the lower average cash balance during 1999 compared to 1998.

     For the year ended June 30, 2000, we recorded our proportionate share of our equity interest in losses of affiliates in the amount of $10,345,210 compared to $195,704 in the corresponding period ended June 30, 1999. The increase is attributable to higher losses at Inter Lotto related to the April 2000 launch of the lottery operations in the UK and higher losses at Donativos related to the launch of the entertainment center in Monterrey, Mexico. In addition, we determined that we retain the majority of the financial risk related to Inter Lotto and, accordingly, recorded against our investment 100% of the loss incurred by Inter Lotto for the year ended June 30, 2000. For the corresponding period ended June 30, 1999, the equity interest in losses of affiliates represented our 27.5% portion of the losses of Inter Lotto only.

     For the twelve-month period ended June 30, 1999, we recorded our proportionate share of our equity interest in losses of Inter Lotto in the amount of $195,704 (pro forma unaudited). There were no affiliates for the year ended October 31, 1998.

     For the twelve-month period ended June 30, 1999, we recorded a gain of $133,396 (pro forma unaudited) on the sale of the dry cleaning operation. The dry cleaning operation was sold in May 1999.

     Other expense for the year ended June 30, 2000 was $14,339 compared to other expense of $498,606 (pro forma unaudited) for the corresponding twelve-month period ended June 30, 1999. Other expense in 2000 consists of net losses on sales of equipment and two buildings and losses associated with the buyout of furniture and vehicle leases. Other expense in 1999 principally resulted from furniture and equipment write-offs in October 1998.

     Other expense for the twelve-month period ended June 30, 1999 was $498,606 (unaudited), compared to other income of $10,179 for the year ended October 31, 1998 Other expense in 1999 principally resulted from furniture and equipment write-offs in October 1998, whereas other income in fiscal 1998 represents proceeds from the sale of equipment and scrapped inventory.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, we had cash, cash equivalents, and short-term investments of approximately $67.9 million. Prior to June 30, 1999, our primary source of funding had historically been through equity offerings and the sale of entertainment networks to Swissair. Subsequent to June 30, 1999, Global, through its majority owned subsidiary, TNCi, has also generated funds through the sale of its Cheetah(R) multimedia servers to MRESA of $5.4 million and from sale and installation of interactive entertainment systems under the agreement with Carnival of $1.4 million. Through its wholly owned subsidiaries in the United Kingdom, Global also generated $0.3 million from the sale of lottery tickets since the UK lottery operation was launched in April 2000.

     During the year ended June 30, 2000, we used $9.3 million of cash for operating activities, an increase of $4.1 million from the $5.2 million of cash used by operating activities for the Transition Period ended June 30, 1999. Cash utilized in operations during the year ended June 30, 2000 resulted primarily from our net loss of $35.9 million, predominantly offset by $11.6 million of non-cash charges, including $2.1 million of depreciation and amortization, $5.7 million of non-cash interest expenses primarily related to charges for a beneficial conversion feature of convertible notes and the estimated fair value of warrants issued in connection with related party borrowings and collateral pledges, $1.9 million of compensation expenses related to the issuances of common stock or stock purchase warrants for financial advisory services, and $1.9 million of expenses associated with investments related to the write-off or write down of affiliate investments. Cash utilized for operating activities was offset by an increase in accounts payable of $7.8 million during the period. In addition, cash utilized in operating activities excludes $10.3 million of equity in loss of affiliates related to the losses of Donativos and Inter Lotto, which are shown as investments in non-consolidated affiliates in cash utilized from financing activities. The cash utilized primarily relates to our funding of 100% of the losses of Inter Lotto related to the launch of the lottery operations in the UK. The cash used in operations during the Transition Period ended June 30, 1999 was primarily a result of general and administrative expenses and reductions of accounts payable.

     During the year ended June 30, 2000, restricted cash decreased by $645,988 as a result of the release of $913,445 of cash collateral posted by us to secure our contingent obligation under a letter of credit posted in connection with the Donativos S.A. de C.V. transaction, offset by the deposit of $290,833 of cash collateral for another letter of credit issued to secure a lease for our offices in New York. The Donativos letter of credit was terminated upon a corresponding payment for gaming equipment purchased for Donativos.

     Cash flows used in investing activities were $21.8 million during the year ended June 30, 2000. Cash utilized resulted primarily from purchases of property and equipment of $18.3 million, including $9.4 million of gaming network equipment for the lottery operations, $2.5 million of networking equipment installed at hotels for guest pay interactive entertainment systems and $0.4 million of equipment for a train entertainment system simulator, and our investment in Inter Lotto of $10.0 million to fund their losses related to the launch of the lottery. Cash utilized in investing activities also resulted from our investment of $1.0 million in Shop4Cash.com, Inc. Cash utilized was offset by net proceeds of $4.6 million from the sale of available-for-sale investment securities, $1.2 million from the sale of our 24.5% equity interest in Donativos, and $0.7 million from the sale of the gaming equipment leased to Donativos. Cash used in investing activities during the Transition Period ended June 30, 1999 was $7.7 million, consisting primarily of our investments in U.S. Wireless, Donativos and Inter Lotto.

     Cash provided from financing activities during the year ended June 30, 2000 of $20.6 million resulted primarily from the issuance of the Series C 5% Convertible Preferred Stock for net proceeds of $9.7 million, net borrowings under a secured credit facility with Merrill Lynch of $6.3 million, the issuance of $4.0 million of 6% Secured Convertible Notes due December 7, 2001, issuances of our Class A Common Stock to certain related parties totaling $2.7 million and issuances of our Class A Common Stock totaling $2.1 million through the exercise of Unit Purchase Options issued in connection with our Initial Public Offering in 1995. Cash utilized was offset by the redemption of our Series A 8% Convertible Preferred Stock for $3.6 million and payments totaling $1.4 million we made to exercise call options to repurchase shares of our Class A Common Stock issued to holders of TNCi notes in connection with the extinguishment of those notes as part of our acquisition by merger of TNCi. Cash provided from financing activities during the Transition Period was $0.6 million, which we received from the issuance of Series A Preferred. In connection with such issuance, we also received 1,500 shares of TNCi Series B 8% Convertible Preferred Stock.

     On February 16, 2000, we issued 1,000 shares of our Series C Preferred and callable warrants in return for net proceeds of $9.7 million. The preferred stock has a stated value of $10,000 per share and carries a 5% cumulative dividend payable quarterly in cash or in kind. As of June 30, 2000, cumulative dividends totaling $187,415 have been recorded, and have been paid in kind. The preferred stock converts into Class A Common Stock at a conversion price of $15.21 per share, representing 120% of the average closing bid prices thereof over the five trading days beginning March 1, 2000 (the "Fixed Conversion Price"), as adjusted for certain dilutive events. Nine months after funding, and every three months thereafter, the conversion price resets to the lesser of the Fixed Conversion Price or 100% of the average of the four low trading prices over the course of the preceding 20 trading days. We may redeem the Series C Preferred at prices ranging from 110% to 120% of stated value, plus accrued and unpaid dividends at any time after issuance and prior to maturity on February 16, 2003. If the Series C Preferred is not redeemed or converted into shares of our Class A Common Stock by such date, the remaining shares of Series C Preferred automatically convert into shares of our Class A Common Stock at the then current conversion price.

     On April 5, 2000, we entered into a line of credit facility with Merrill Lynch in which Merrill Lynch agreed to advance up to $10.0 million based upon a percentage of the value of securities pledged as collateral to secure amounts drawn under the line of credit. Principal amounts borrowed under the line, together with accrued interest at an annual rate equal to the London Inter-bank Offer Rate (7.214% at June 30, 2000) plus 1.25%, are payable upon demand by Merrill Lynch. As of June 30, 2000, approximately $6.3 million was outstanding under this secured credit facility. To secure such borrowing, we have pledged to Merrill Lynch 1,000,000 shares of common stock of U.S. Wireless held by us.

     If the amount owed under the Merrill Lynch secured credit facility at any time exceeds 35% of the market value of the shares of US Wireless pledged to Merrill Lynch, we will be subject to a maintenance call which would require us to pledge additional securities which are acceptable to Merrill Lynch as collateral or require us to reduce the outstanding balance owed under the facility through payment in cash. On May 2, 2000, Merrill Lynch issued a maintenance call for approximately $1.4 million. This maintenance call was waived until May 12, 2000, when we reduced the outstanding balance by $1.9 million from the proceeds of the sale of our equity interest in Donativos. Beginning on May 24, 2000, Merrill Lynch issued a series of maintenance calls requiring a reduction in the balance owed of over $900,000. The final maintenance calls were subsequently satisfied by a pledge by Irwin L. Gross, our Chairman and Chief Executive Officer, of additional collateral with a market value of approximately $1.6 million. As of June 30, 2000, the market value of the U.S. Wireless shares was sufficient to maintain the outstanding balance owed under the Secured Credit Facility, and Mr. Gross's collateral was released.

     In July and August 2000, Merrill Lynch issued a series of maintenance calls requiring a reduction in the balance owed of over $1.2 million. The maintenance calls were subsequently secured by pledges of additional collateral, with a total market value of approximately $2.7 million, by Mr. Gross. As of September 25, 2000, the outstanding balance of the Merrill Lynch facility was approximately $7.0 million, and Mr. Gross's collateral remains pledged to Merrill Lynch to secure the credit facility.

     On June 8, 2000, we issued $4.0 million of secured convertible notes to Advantage Fund II Ltd. and Koch Investment Group, Ltd. The notes bear interest at 6% per annum and mature on December 7, 2001. The notes are convertible into shares of the Company's Class A Common Stock at a conversion price of $2.00 per share, subject to customary adjustments. To secure such borrowing, we pledged 1,000,000 shares of common stock of U.S. Wireless to the holders of the notes. On July 7, 2000, we redeemed $2.0 million of the principal amount of these notes for $2.2 million in cash plus the issuance to each of Advantage and Koch of four-year warrants to purchase 62,500 shares of our Class A Common Stock at an exercise price of $4.00 per share. In connection with this redemption, 500,000 shares U.S. Wireless common stock previously held as collateral were released to us.

     On October 3, 2000, we issued an additional $7.0 million of secured convertible notes to Advantage and Koch. The notes bear interest at 8% per annum and are convertible after 120 days into shares of our Class A Common Stock at a 20% discount to market (we are obligated to register the resale of these shares), and after 150 days into shares of U.S. Wireless common stock also at a 20% discount to market. In connection with this issuance, on October 5, 2000, we redeemed another $1.0 million of the principal amount of the notes issued on June 8, 2000 for a total redemption cost of $1.2 million and the issuance of 62,500 shares of our Class A Common Stock. This redemption resulted in the release to us of another 250,000 shares of our US Wireless common stock previously pledged as collateral for the June notes. To secure the October issuance of convertible notes and permit the conversion of principal amounts thereof into shares of U.S. Wireless common stock (possible only in the event that we have not redeemed before 150 days after issuance), we have repledged the 750,000 shares of US Wireless common stock that had been released to us in connection with redemptions of the June notes, and pledged an additional 116,538 shares of U.S. Wireless common stock, to Advantage and Koch. We are permitted to redeem the October notes at any time for a premium.

     In May and June 2000, The Gross Charitable Unit Trust and The Gross Charitable Annuity Trust, advanced a total of $800,000 to TNCi for working capital purposes. An additional $250,000 was advanced to TNCi in July 2000. On September 12, 2000, the advances to TNCi were converted into two promissory notes, each in the amount of $525,000, issued to each trust by TNCi. The notes mature on December 31, 2000 and bear interest at 9.0%. These trusts are controlled by our Chairman and Chief Executive Officer, Irwin L. Gross.

     In August and September 2000 the trusts advanced a total of $800,000 to us for working capital purposes. On September 22, 2000, the advances were converted into two promissory notes, each in the amount of $400,000, issued to each trust by us. The notes mature on December 31, 2000 and bear interest at 9.0%.

     In August 1999, our Board of Directors approved a $5.0 million secured revolving credit facility in favor of TNCi. This revolving credit facility provides that TNCi may borrow up to $5.0 million for working capital and general corporate purposes at an annual interest rate equal to the prime rate plus 3%. The facility matures in September 2001. TNCi paid an origination fee of $50,000 to us and will pay an unused line fee of 0.5% per annum. The facility is secured by all of the assets of TNCi and is convertible, at our option, into shares of TNCi common stock. As of June 30, 2000, we had loaned $4.2 million under the facility and converted $1.85 million of this loan into 1,233,333 shares of TNCi common stock.

     In August 1999, Global and two of our officers entered into a release and settlement agreement with First Lawrence Capital Corp., whereby we issued 375,000 shares of our Class A Common Stock to First Lawrence and agreed that our wholly-owned subsidiary, GlobalTech Holdings Limited, will pay First Lawrence 24 consecutive monthly payments of $41,667 each beginning April 1, 2000. In exchange, First Lawrence will be available to perform management consulting services to GlobalTech Holdings. As of June 30, 2000, $875,000 remains to be paid under the Agreement.

     In September 1999, GTL Leasing Limited entered into an agreement to purchase $12.3 million of lottery systems from International Lottery & Toltalizator Systems, Inc. in connection with the lottery operation in the United Kingdom. Approximately $2.9 million remains outstanding on this commitment. GTL Management Limited also entered into a facilities management agreement for servicing of the lottery systems. Under this agreement, GTL Management is required to make weekly payments to International Lottery of $72,000, plus additional amounts based on the number of installed terminals in excess of 3,500 and plus a percentage of the average daily sales. We have guaranteed payment of these obligations.

     As a result of these obligations and guarantees, we may be required to commit additional funds to our subsidiary companies, TNCi, GlobalTech Holdings, GTL Leasing and GTL Management, which would come from our existing working capital. Such additional funds, if required, could have a material adverse effect on our financial position and liquidity and our ability to acquire new operating companies or make new investments.

RISK FACTORS

     You should be aware of the following risk factors and should review carefully the financial and other information about us provided in this Report.

                             RISKS PARTICULAR TO US

WE PLAN TO SELL OR FURTHER BORROW AGAINST SOME OF OUR INVESTMENTS TO MEET OUR FINANCIAL OBLIGATIONS OVER THE NEXT 90 DAYS AND THERE IS RISK THAT WE MAY NOT BE ABLE TO DO SO AT TIMES OR PRICES NECESSARY TO MEET THESE OBLIGATIONS.

     As of September 25, 2000, we had an obligation of approximately $2.9 million in connection with the purchase of the hardware and software that serves as the network operating center of the on-line lottery system that we have deployed in the United Kingdom, and the terminals through which lottery players purchase lottery tickets. In addition, we currently anticipate that the lottery project will require approximately $3.0 million in the three-month period ending December 31, 2000 to continue operations.

     We are also obligated to lend The Network Connection up to $5.0 million pursuant to a revolving credit facility agreement. As of September 25, 2000, The Network Connection had drawn $4.3 million against this line of credit, of which we converted $1.85 million of the outstanding balance under the facility into 1,233,333 shares of The Network Connection common stock, leaving an outstanding balance of $2.45 million. The Network Connection has recently received orders to install its InnView(TM) interactive information and entertainment system in 10 hotels. The Network Connection recently sold an aggregate of $1.1 million of common stock to an investor pursuant to a $12.0 million equity purchase agreement. In addition, The Network Connection's Executive Vice President purchased $1.0 million of newly issued TNCi common stock in July 2000 and an investor group purchased $1.0 million of TNCi Series E Preferred Stock in August 2000. The Network Connection requires further financing to support its operations and in the event that it does not obtain any such financings, it will likely continue to draw on the credit facility with us to finance the production of some or all of the equipment necessary for these InnView(TM) installations, as well as to cover other commitments and operating expenses. The lottery equipment purchase and outstanding service obligations and losses that we expect to fund, together with projected draws under The Network Connection credit facility and other operating expenses, exceed the sum of our currently available cash, cash equivalents and currently remaining available credit under the line of credit with Merrill Lynch, which sum totaled $ 0.2 million as of September 25, 2000.

     Although we recently obtained $10.0 million in equity financing from the issuance of our Series C Convertible Preferred Stock, obtained a $10 million line of credit facility with Merrill Lynch, which has been secured with a pledge of 1,000,000 of our shares of common stock of U.S. Wireless, and obtained $11.0 million from the issuance of convertible notes secured by the pledge of an additional 1,866,538 shares of common stock of U.S. Wireless ($3.0 million of these secured convertible notes have been redeemed in connection with which 750,000 shares of U.S. Wireless common stock have been released to us), we plan to sell or further borrow against some of our investments to cover our financial obligations and to continue to execute on our business strategy of investing in, developing and managing emerging growth companies in the e-commerce, Internet, networking solutions, information and entertainment systems, telecommunications and gaming industries. We provide no assurance that we will be able to sell or borrow against any of our assets at planned times or for prices necessary to meet our financial obligations or to take advantage of investment or acquisition opportunities consistent with our business strategy. Failure to do so may prevent or delay further development of our business and/or cause us to default under the credit facility to The Network Connection. Such failure, delay and/or default would have a material adverse effect on the growth of our business, The Network Connection's and our financial condition, and may subject us to legal liability.

ONE MILLION OF OUR SHARES OF COMMON STOCK OF U.S. Wireless CORPORATION, WHICH WE HAVE PLEDGED TO SECURE THE MERRILL LYNCH CREDIT FACILITY, MAY BE LIQUIDATED TO SATISFY OUR OBLIGATIONS TO MERRILL LYNCH.

     On April 5, 2000, we entered into a line of credit facility with Merrill Lynch in which Merrill Lynch agreed to advance up to $10.0 million based upon a percentage of the value of securities pledged as collateral to secure amounts drawn under the line of credit. Principal amounts borrowed under the line, together with accrued interest at an annual rate equal to the London Inter-bank Offer Rate plus 1.25%, are payable upon demand by Merrill Lynch. As of September 25, 2000, we had an outstanding balance of approximately $7.0 million under the Merrill Lynch line of credit facility. To secure such borrowing, we have pledged 1,000,000 of our shares of common stock of U.S. Wireless to Merrill Lynch.

     If the amount owed under the Merrill Lynch credit facility at any time exceeds 35% of the market value of the shares of U.S. Wireless pledged to Merrill Lynch, we will be subject to a maintenance call which would require us to pledge additional securities which are acceptable to Merrill Lynch as collateral or require us to reduce the outstanding balance owed under the Merrill Lynch credit facility through payment in cash. We provide no assurance that we would have sufficient additional collateral or funds necessary to pay outstanding amounts owed under the Merrill Lynch credit facility in the event of a maintenance call or upon demand for payment by Merrill Lynch, the failure of either of which would result in the liquidation of our shares of U.S. Wireless pledged to Merrill Lynch to satisfy outstanding obligations under the Merrill Lynch credit facility and a material adverse effect on our financial condition.

     In May and June 2000, we received maintenance calls for an aggregate of approximately $0.9 million under the Merrill Lynch credit facility. In order to satisfy such maintenance calls, Irwin L. Gross, our Chairman and Chief Executive Officer, pledged personal assets to Merrill Lynch. This collateral was released to Mr. Gross on June 27, 2000. In July and August 2000, we received a series of maintenance calls for approximately $1.2 million. Again, Mr. Gross pledged personal assets in order to satisfy these calls.

ANOTHER 866,538 OF OUR SHARES OF COMMON STOCK OF U.S. WIRELESS CORPORATION, WHICH WE HAVE PLEDGED TO SECURE A NEW ISSUANCE OF SECURED CONVERTIBLE NOTES, MAY BE LIQUIDATED TO SATISFY OUR OBLIGATIONS TO THE HOLDERS OF THE NOTES.

     On June 8, 2000, we issued $4.0 million of secured convertible notes to Advantage Fund II Ltd. and Koch Investment Group, Ltd. The notes are convertible into shares of our Class A Common Stock at a conversion rate of $2.00 per share, subject to customary adjustments, and are secured by a pledge of 1,000,000 of our shares of common stock of US Wireless. On July 7, 2000, we redeemed $2.0 million of the principal amount of these notes. In connection with this redemption, 500,000 shares of US Wireless common stock previously held as collateral were released to us, and we issued warrants for 62,500 shares of our Class A Common Stock to each of Advantage and Koch. These warrants have a four-year term and an exercise price of $4.00 per share.

     On October 3, 2000, we issued an additional $7.0 million of secured convertible notes to Advantage and Koch. The notes bear interest at 8% per annum and are convertible after 120 days into shares of our Class A Common Stock at a 20% discount to market (we are obligated to register the resale of these shares), and after 150 days into shares of U.S. Wireless common stock also at a 20% discount to market. In connection with this issuance, we redeemed another $1.0 million of the principal amount of the notes issued on June 8, 2000 for a total redemption cost of $1.2 million and the issuance of 62,500 shares of our Class A Common Stock. This redemption resulted in the release to us of another 250,000 shares of our U.S. Wireless common stock previously pledged as collateral for the June notes.

     To secure the October issuance of convertible notes and permit the conversion of principal amounts thereof into shares of U.S. Wireless common stock, we have repledged the 750,000 shares of U.S. Wireless common stock that had been released to us in connection with redemptions of the June notes, and pledged an additional 116,538 shares of U.S. Wireless common stock, to Advantage and Koch. We are permitted to redeem the October notes at any time for a premium. In the event that we do not redeem these notes prior to 150 days after the issuance thereof, or we were to default on any of the terms of the documents executed in connection with issuance of these notes, the shares of our U.S. Wireless common stock serving as collateral for the notes could be liquidated.

OUR PARTNER COMPANIES ARE GROWING RAPIDLY AND WE MAY HAVE DIFFICULTY ASSISTING THEM MANAGE THEIR GROWTH.

     Our partner companies have grown, and we expect them to continue to grow rapidly. This growth requires our partner companies to:

     *    hire new employees;

     *    aggressively advertise and promote their products and services;

     *    modify and expand the current array of products and services  offered;
          and

     * push product into new markets where we believe that significant market share and profitability may be achieved.

     Such growth is placing a strain on the limited resources of our partner companies and the limited resources we can allocate to assist them. The funds required to support this growth may require us to forego acquisition opportunities that would otherwise be consistent with our business strategy of investing in, developing and managing emerging growth companies in the e-commerce, Internet, networking solutions, information and entertainment systems, telecommunications and gaming industries.

WE ARE A DEFENDANT IN A MULTI-DISTRICT CLASS ACTION LAWSUIT THAT IF DECIDED ADVERSELY TO US COULD RESULT IN A LOSS OF OUR ASSETS.

     The business strategy under former management was the development, assembly, installation and operation of computer-based, in-flight entertainment networks that provided passengers the opportunity to view movies, play computer games and gamble, where legally permissible, through an in-seat video touch-screen. The main contract with respect to these entertainment networks was with Swissair. On September 2, 1998, Swissair Flight 111 crashed. The aircraft involved in the crash was a McDonnell Douglas MD-11 equipped with the entertainment network developed by former management. A large number of claims have been filed by the families of the victims of the crash. These claims have been consolidated into a multi-district class action litigation in which we, together with Swissair, Boeing, DuPont and a number of other companies, are defendants. Our aviation insurer is defending us in the action. We have $10.0 million in insurance coverage related to the action. We also have an umbrella policy for an additional $10.0 million in coverage; however, we are currently litigating the applicability of this policy to the action. If we do not settle the multi-district litigation within our policy limits, or if we are found liable for an amount in excess of these limits, our business would be adversely affected. If found liable for an amount substantially in excess of the limits of our coverage, we could lose all of our assets.

WE HAVE A LIMITED OPERATING HISTORY ON WHICH YOU MAY EVALUATE US.

     We were formed in February 1994. Until May 1998, we were engaged in the business of development, assembly, installation and operation of computer-based, in-flight entertainment networks, at which time former management decided to exit that business and to pursue opportunities in the dry-cleaning industry. In September 1998, the former board of directors of Global resigned from office and was replaced by our current board. The current board then appointed a new management team and put together our current business strategy of investing in, developing and managing emerging growth companies in the e-commerce, Internet, networking solutions, information and entertainment systems, telecommunications and gaming industries.

     We have a limited operating history under our new business strategy and new management on which you will be able to evaluate our business and prospects. Each of our partner companies is in the early stage of its development. Our business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets such as e-commerce, Internet, networking solutions and telecommunications. If we are unable to effectively allocate our resources and help grow existing partner companies, we may be unable to execute our business strategy and our stock price may be adversely affected.

OUR BUSINESS DEPENDS ENTIRELY ON THE PERFORMANCE OF OUR PARTNER COMPANIES, WHICH IS UNCERTAIN.

     We own interests in and help our partner companies operate their respective businesses. Each of our partner companies is engaged in a different operating business, and consequently is subject to a set of risks particular to its business. Material risks relating to our partner companies are set forth below under "Risks Particular to our Partner Companies." If our partner companies do not succeed, the value of our investments in such companies and our stock price could decline.

     Our $121.7 million in total assets as of June 30, 2000 included approximately $94.3 million of assets of our consolidated subsidiaries and investments in our other partner companies. The carrying value of our partner company ownership interests includes our original acquisition cost and the effect of accounting for certain of our partner companies under the equity method of accounting. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. Also, the carrying value of our investment in U.S. Wireless is marked to market, and, therefore, a decline in its market price will impact our financial position. Our other publicly traded investment, The Network Connection, is not marked to market, and, as such, a decline in the market value of that company will not impact our financial position. However, such a decline would likely affect our stock price.

     The Network Connection is a development stage company in the early phases of implementing a new business strategy. Its recently formed divisions and the projects they are pursuing are in their infancy. As such, most of these projects are not expected to generate significant revenue in the near-term, yet they require funding to develop. TNCi estimates that its cash and financing needs for its current business through June 2001 will be met by equipment financing that is currently being pursued, and private placements of equity currently being sought from various sources for working capital purposes. Toward this end, TNCi has closed on approximately $3.1 million of equity financing in the last three months. Despite these infusions, TNCi's audit report for the fiscal year ended June 30, 2000 contains a "going concern" qualification, as it has been determined that the company's current sources of income do not meet its needs for the ensuing fiscal year. We are striving to obtain the financing necessary to meet TNCi's needs over the course of the coming fiscal year and to fully implement its business plan, but no assurances can be made that we will be able to do so. Failure to do so would have a material adverse effect on TNCi's financial condition, which, in turn, would have a material adverse effect on our financial condition.

WE HAVE A HISTORY OF LOSSES AND EXPECT CONTINUED LOSSES IN THE FORESEEABLE
FUTURE.

     For the year ended June 30, 2000, we lost approximately $35.9 million, including the profit from the approximately $5.4 million sale by The Network Connection of 195 Cheetah(R) multimedia video servers to schools in Georgia. Without the effect of this income on our net results we would have incurred greater losses for the year. In 1999, we changed our fiscal year end from October 31 to June 30. For the eight-month transition period ended June 30, 1999 we lost $2.4 million. In addition, under prior management, we incurred net losses of $7.3 million in 1998 and $51.0 million in 1997. Excluding the effect of any future non-operating gains, we expect to continue to incur losses for the foreseeable future and, if we ever have profits, we may not be able to sustain them.

     We expect to have a significant net loss for the year ended June 30, 2001. Our expenses will increase as we continue to implement our business model. Specifically, expenses will increase:

     * in the event we hire additional employees and lease more office space to broaden our partner company support capabilities;

     * in connection with the operation of our UK lottery project, which will require significant expenditures for progress payments under the purchase agreement for the equipment that comprises the infrastructure of the lottery, and for payments to the company that manages and maintains the infrastructure;

     * with respect to The Network Connection, in the event that it continues to draw on the credit facility for funds to hire additional management personnel, to develop its "away-from-home" experience content, to finance production and installation of the systems through which it runs its content and other operating expenses;

     * as we explore acquisition opportunities and alliances with other companies; and

     *    as we facilitate business arrangements among our partner companies.

     Expenses are also expected to increase due to the potential effect of goodwill amortization and other charges resulting from potential future acquisitions. If any of these and other expenses are not accompanied by increased revenue, our losses will be greater than we anticipate.

OUR REVENUES ARE SUBSTANTIALLY DEPENDENT ON OUR OPERATING SUBSIDIARIES.

     Our consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries:

     *    GlobalTech Holdings Limited

     *    GTL Management Limited

     *    Interactive Flight Technologies (Gibraltar) Limited

     *    GTL Lottoco, Inc.

     *    GTL Subco, Inc.

     *    GTL Investments

     *    GTL Leasing Limited

     *    Lottery Sales Company Limited

     *    MTJ Corp.

     *    GlobalTec Networks, LLC

and our majority-owned and controlled subsidiary, The Network Connection, and its wholly-owned subsidiary TNCi UK Limited. The ownership interest of minority shareholders in The Network Connection are recorded as "minority interest" on our condensed consolidated financial statements. We generally would not consolidate with our results of operations the results of operations of a partner company in which we held less than a 50% voting interest and otherwise did not maintain management control.

     For the year ended June 30, 2000, the revenues of The Network Connection represented 96% of our total revenues, and for the eight-month transition period ended June 30, 1999, revenues from The Network Connection represented approximately 61% of our revenues.

     At September 25, 2000, we owned approximately 79% of the aggregate voting interests of The Network Connection. If our voting ownership of any of our operating subsidiaries, particularly The Network Connection, were to decrease below 50% and we did not maintain management control, we would most likely not continue to consolidate their results of operations with our results of operations. While this would affect our earnings per share only to the extent of our ownership change, the presentation of our consolidated statement of operations and balance sheet would change dramatically. In addition, fluctuations and decreases in the revenues of any of our subsidiaries, particularly The Network Connection, will have a correlative effect on our revenues.

WE MAY NOT HAVE OPPORTUNITIES TO ACQUIRE INTERESTS IN ADDITIONAL COMPANIES.

     We may be unable to identify companies that complement our strategy. Even if we identify a company that complements our strategy, we may be unable to acquire an interest in the company for many reasons, including:

     *    failure to agree on the terms of the acquisition;

     *    incompatibility between our management and management of the company;

     *    competition from other potential acquirers; and

     * lack of capital resources needed to acquire an interest in the company.

     If we cannot acquire interests in additional companies, our strategy to build a network of technology partner companies that will enhance stockholder value may not succeed.

WE MAY BE UNABLE TO MANAGE NEWLY ACQUIRED PARTNER COMPANIES.

     We plan to continue to acquire interests in e-commerce, Internet, telecommunications, networking solutions and gaming companies to complement our business strategy. Any additional acquisitions will likely place strain on our limited resources and our ability to manage our partner companies. Risks related to future acquisitions include:

     *    disruption   in  our  ongoing   support  of  our  partner   companies,
          distracting our management and other resources and making it difficult to maintain our standards, controls and procedures;

     * acquisition of interests in companies in markets in which we have little experience; and

     * increased debt or issuance of equity securities to fund future acquisitions, which may be dilutive to existing stockholders.

OUR SUCCESS DEPENDS UPON OUR SENIOR MANAGEMENT AND THE KEY PERSONNEL OF OUR PARTNER COMPANIES.

     Our success depends upon the continued employment of and performance by our senior management, particularly our Chairman and Chief Executive Officer, Irwin
L. Gross, and the key personnel of our partner companies. It could have a material adverse effect on us if our senior management team do not continue their relationships with us, or if our partner companies are unable to hire and retain a sufficient number of qualified management, professional, technical and marketing personnel.

THE MARKET PRICE FOR OUR STOCK IS AND WILL LIKELY CONTINUE TO BE VOLATILE.

     The market price for our stock has been volatile and has fluctuated significantly to date. The trading price of our stock is likely to continue to be highly volatile. In addition, the stock market in general and the market for technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may materially and adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business, financial condition and results of operations.

FLUCTUATIONS IN OUR QUARTERLY RESULTS WILL LIKELY CAUSE FLUCTUATIONS IN OUR STOCK PRICE.

     We expect that our quarterly results will fluctuate significantly due to many factors, including:

     *    the operating results of our operating subsidiaries;

     * changes in equity, losses or income and amortization of goodwill related to the acquisition or divestiture of interests in partner companies;

     *    changes  in  our  methods  of  accounting  for  our  partner   company
          interests, which may result from changes in our ownership percentages of our partner companies;

     * changes in the market price of our investment in U.S. Wireless, which is marked to market;

     * sales of equity securities by our partner companies, which could cause us to recognize gains or losses under applicable accounting rules;

     * the pace of development or a decline in growth of the markets in which our partner companies operate and competition with respect to the technologies, products and services offered by our partner companies;

     * exchange rate fluctuations, to the extent that we generate revenues from foreign operations;

     *    intense  competition  from other  potential  acquirers of  prospective
          partner  companies,   which  could  increase  our  cost  of  acquiring
          interests in additional companies; and

     * our ability to effectively manage our growth and the growth of our partner companies.

     If our operating results in one or more quarters do not meet securities analysts' or your expectations, the price of our stock could decrease. In addition, we expect that the price of our common stock will fluctuate in response to announcements by us or our competitors with respect to acquisitions, divestitures and other corporate developments.

WE MAY HAVE TO BUY, SELL OR RETAIN ASSETS WHEN WE WOULD OTHERWISE NOT WISH TO IN ORDER TO AVOID REGISTRATION UNDER THE INVESTMENT COMPANY ACT OF 1940.

     Generally, a company may be required to register under the Investment Company Act and comply with significant restrictions if its investment securities exceed 40% of the company's total assets, or if it holds itself out as being primarily engaged in the business of investing, reinvesting or trading in securities. A company is generally not required to register under the Investment Company Act if less than 45% of its total assets consist of, and less than 45% of its net income is derived from, securities other than government securities and securities of majority-owned subsidiaries and companies primarily controlled by it.

     We believe that we are not an investment company, as that term is defined under the Investment Company Act, because our interests in partner companies that are not majority owned or primarily controlled by us make up less than 45% of our total assets and net income. It is not feasible for us to register as an investment company because the Investment Company Act regulations are inconsistent with our strategy of acquiring interests in, developing, operating and managing our partner companies. As the values of our currently held investment and non-investment securities change, and if we acquire additional investment securities, it is possible that we could be subject to regulation under the Investment Company Act. If that were to happen, we could ask for exemptive relief from the Securities and Exchange Commission. We are also able to rely once every three years on a one-year temporary exemption from the registration requirements of the Investment Company Act. If we were not able to obtain exemptive relief and the one-year temporary exemption were no longer available, we might need to take certain actions to avoid regulation under the Investment Company Act. We might be compelled to acquire additional income or loss generating assets that we might not otherwise have acquired, be forced to forego opportunities to acquire interests in companies that would be important to our strategy or be forced to forego the sale of minority interests we would otherwise want to sell. In addition, we might need to sell some assets considered to be investment securities, including interests in partner companies. Any of these actions could adversely affect our business.

WE MAY BE UNABLE TO OBTAIN MAXIMUM VALUE FOR OUR PARTNER COMPANY INTERESTS.

     We have significant positions in our partner companies. While we do not anticipate selling significant portions of our investments in our partner companies in the foreseeable future, if we were to divest all or part of an investment in a partner company, we may not receive maximum value for this position. For partner companies with publicly traded stock, we may be unable to sell our interest, or portions thereof, at then-quoted market prices. Furthermore, for those partner companies that do not have publicly traded stock, the realizable value of our interests may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements.

OUR GLOBAL PRESENCE EXPOSES US TO CULTURAL DIFFERENCES, CURRENCY FLUCTUATIONS AND POLITICAL INSTABILITY.

     We have invested in foreign operations and may consider additional projects outside the United States. Our international presence exposes us to several risks, including the following:

     * CULTURAL DIFFERENCES. In transacting business in foreign countries, we seek to partner with entities from those countries and to hire professional consultants to help us determine whether products and services we propose to offer will be accepted by the people who live there. This process does not, however, ensure acceptance. Our failure to choose acceptable products and services to offer abroad will have an adverse effect on our business.

     * CURRENCY FLUCTUATIONS. When we purchase interests in non-United States partner companies for cash, we will likely have to pay for the interests using the currency of the country where the prospective partner company is located. Similarly, although it is our intention to act as a long-term partner to our partner companies, if we sold an interest  in a  non-United  States  partner  company we might  receive foreign currency. To the extent that we transact in foreign currencies, fluctuations in the relative value of these currencies and the United States dollar may adversely impact our financial results.

     * COMPLIANCE WITH LAWS. We are subject to the laws of the UK, with respect to our lottery project, and may become subject to the laws and regulations of other foreign countries in the future. These laws are different than those of the United States and we are less familiar with them. We must go to the expense of hiring legal counsel in each foreign country in which we operate to comply with their laws and regulations. The laws of these foreign countries may change at any time, which would likely require us to incur additional legal expenses to comply with such changes, or could even force us to discontinue operations.

     * POLITICAL INSTABILITY. We have, and may in the future purchase, interests in foreign partner companies that are located, or transact business in, parts of the world that experience political instability. Political instability may have an adverse impact on the subject country's economy, and may limit or eliminate a partner company's ability to conduct business.


IF WE DO NOT HAVE ENOUGH SHARES AUTHORIZED OR DO NOT OBTAIN STOCKHOLDER APPROVAL FOR THE ISSUANCE OF CLASS A COMMON STOCK UPON CONVERSION OF OUR SERIES C CONVERTIBLE PREFERRED STOCK AND/OR SECURED CONVERTIBLE NOTES IN EXCESS OF 19.999% OF OUR OUTSTANDING CLASS A COMMON STOCK, WE MAY BE FORCED TO REDEEM THE SERIES C CONVERTIBLE PREFERRED STOCK AND/OR THE SECURED CONVERTIBLE NOTES FROM THE HOLDERS.

     Pursuant to the terms of the convertible preferred stock purchase agreement that we entered to with Advantage Fund II Ltd. and Koch Investment Group Ltd. on February 16, 2000, in the event of a "triggering event," as defined in the Certificate of Designations, relating to the Series C Convertible Preferred Stock, such as if we do not have enough shares of Class A Common Stock authorized for issuance upon conversion of the Preferred Stock or do not obtain stockholder approval for the issuance of Class A Common Stock upon conversion of our Series C Convertible Preferred Stock held by these investors in excess of 19.999% of the outstanding shares of Class A Common Stock immediately prior to consummation of the sale of the Series C Convertible Preferred Stock as required under the Nasdaq listing rules and regulations, we may be forced to redeem the Series C Convertible Preferred Stock from them. We may not have the resources available to do so. As of September 25, 2000 the Series C Convertible Preferred Stock represented approximately 6.2% of our Class A Common Stock on a fully converted basis. If we were required to redeem the Series C Convertible Preferred Stock, it could have a material adverse effect on our business. The same risks are present in the event that we default on our obligations under the private placement purchase agreement that we entered into with, or the secured convertible notes that we issued to, Advantage and Koch on June 8, 2000. As of September 25, 2000, after the redemption of $2.0 million of the secured convertible notes, the remaining secured convertible notes represented approximately 9.3% of our Class A Common Stock on a fully converted basis.

WE FACE GENERAL RISKS RELATED TO DOING BUSINESS THAT ARE BEYOND OUR CONTROL.

     Our success will depend in part on certain factors that are beyond our control and that cannot clearly be predicted at this time. These factors include general economic conditions, both nationally and internationally, changes in tax laws, fluctuating operating expenses, changes in governmental regulations, changes in technology and trade laws.

                    RISKS PARTICULAR TO OUR PARTNER COMPANIES

FLUCTUATION IN THE PRICE OF THE COMMON STOCK OF OUR PUBLICLY TRADED PARTNER COMPANIES COULD AFFECT THE PRICE OF OUR STOCK.

     The Network Connection and U.S. Wireless are our two publicly traded partner companies. The price of their common stock has been highly volatile. The market value of our holdings in these partner companies changes with these fluctuations. Fluctuations in the price of The Network Connection's and US Wireless' common stock are likely to affect the price of our Class A Common Stock.

     THE NETWORK CONNECTION. The price of The Network Connection's common stock may fluctuate in response to announcements by it or its competitors regarding sales of products and services, product enhancements and other corporate developments. The Network Connection's results of operations, and accordingly the price of its common stock, may be adversely affected by the following factors:

     * the company's ability to implement its new business strategy, which requires obtaining and expending a great deal of capital to develop compelling content and new applications for its interactive entertainment and information technologies, and to penetrate new markets;

     * the company's ability to integrate, retain and manage the new management team that it has put in place to lead it in the implementation of its new business strategy;

     * the company's ability to generate revenues from the markets in which it is currently operating, and to do so on a profitable basis;

     * the company's ability to procure and provide desirable content through its interactive entertainment and information systems; and

     * the outcome of discussions with Carnival Cruise Lines with respect to a new agreement between the company and Carnival which would cover the installation of the company's latest CruiseView(TM) technology on a Carnival ship and contractual terms more favorable to the company than the previous agreement with Carnival, including a longer-term and multiple ship arrangement. While the company is optimistic about the discussions, there is no assurance that it will be successful in securing a new, more favorable long-term contract with Carnival.

     U.S. Wireless. U.S. Wireless currently has no revenues because it is in the process of developing networks to support its proprietary wireless location technology, RadioCamera(TM), which is designed to enable wireless carriers and others to provide their customers with location-based services and applications. U.S. Wireless developed its RadioCamera(TM) technology to capitalize on the market that it expects to develop in response to the Federal Communication Commission's mandate, which requires geolocation of mobile phone subscribers dialing 911. The price of U.S. Wireless' common stock may be adversely affected by the following factors:

     * additional mandates or other legislation or regulation negatively affecting the FCC mandate;

     * the development of the market for wireless location technologies, which currently is almost completely dependent upon the FCC mandate;

     *    results    of   the    testing    of    its    RadioCamera(TM)wireless
          location-technology;

     * U.S. Wireless' ability to build out a nationwide network to allow for use of the RadioCamera (TM) system on a nationwide basis, which will require substantial capital commitment, and developing additional applications and offerings of value-added services in connection with the RadioCamera(TM) technology;

     * the level of acceptance of U.S. Wireless' RadioCamera(TM) technology as a solution to the FCC mandate and of any additional services the company develops for use in connection with that technology;

     * announcements by U.S. Wireless or its competitors with respect to system and service enhancements, strategic and other agreements, and other corporate developments;

     * competitors' abilities to develop and implement their systems in response to the FCC mandate, and the level of acceptance of competitors' systems, in the event that any are developed and implemented; and

     * U.S. Wireless' ability to obtain the financing necessary for it to carry out its business plan.

     An additional factor that may affect the volatility of the stock price of either of our publicly traded partner companies is the extent to which there are outstanding shares available for resale and derivative securities outstanding that could convert to shares available for resale. The sale of a significant number of shares of either of our publicly traded partner companies into the market could cause a decrease in the price per share of that partner company.

THE NETWORK CONNECTION HAS A HISTORY OF LOSSES AND EXPECTS CONTINUED LOSSES.

     The Network Connection generated revenues $18.8 million for the fiscal year ended October 31, 1998, and realized a net loss for that year of $7.2 million. For the eight-month transition period ended June 30, 1999, The Network Connection generated revenues of $0.9 million, and realized net income of $2.3 million. This net income was due entirely to reversal of prior accruals. For the year ended June 30, 2000, The Network Connection generated revenues of $7.1 million on which it realized a net loss of $16.4 million. A majority of the revenues generated in the year ended June 30, 2000 came from the sale of 195 Cheetah(R) video servers in connection with the Georgia Metropolitan Regional Education Services Agency Net 2000 project. Without these sales, The Network Connection would have had a loss of $18.4 million for that period. As of June 30, 2000, The Network Connection's accumulated deficit was $99.3 million and working capital deficit was $6.8 million.

     Prior management of The Network Connection entered into an agreement with Carnival Cruise Lines, which obligated The Network Connection to install CruiseView(TM) systems on all ships designated by Carnival through December 2002. Since the installation of the CruiseView(TM) system on two Carnival cruise ships, and beginning in the year ended June 30, 2000, the Network Connection experienced costs in excess of those recoverable under the Carnival agreement. Given these costs, and ongoing technical issues, The Network Connection notified Carnival of its desire to renegotiate their agreement. During these discussions, Carnival notified The Network Connection in a letter dated April 24, 2000 that it sought to terminate the agreement and sought to assert certain remedies thereunder. On September 25, 2000, The Network Connection and Carnival entered into an agreement settling their claims against one another. The settlement involves the termination of the Carnival agreement and the issuance to Carnival by The Network Connection of a $550,000 principal amount convertible note that bears interest at 8% and matures in one year. In addition, The Network Connection and Carnival continue to discuss a new agreement that would cover the installation of the latest CruiseView(TM) technology on a Carnival ship, and contain contractual terms more favorable to The Network Connection than the previous agreement, including a longer term and multiple ship arrangement. While The Network Connection is optimistic about the discussions, there is no assurance that it will be successful in securing a new, more favorable long-term contract with Carnival.

     The Network Connection has executed contracts to install its InnView (TM) system in only 10 hotels.

     We do not believe that The Network Connection's sales to date are sufficient to determine whether there is meaningful demand for its products. The Network Connection intends to continue to devote significant resources to its sales and marketing efforts in an effort to promote interest in its products. There is no assurance that The Network Connection will be successful with these efforts or that significant market demand for its products will ever develop.

     The Network Connection is in the early phases of implementing a new business strategy. Its recently formed divisions and the projects they are pursuing are in their infancy. As such, most of these projects are not expected to generate significant revenue in the near-term, yet they require funding to develop. TNCi estimates that its cash and financing needs for its current business through June 2001 will be met by equipment financing that is currently being pursued, and private placements of equity currently being sought from various sources for working capital purposes. Toward this end, TNCi has closed on approximately $3.1 million of equity financing in the last three months. Despite these infusions, TNCi's audit report for the fiscal year ended June 30, 2000 contains a "going concern" qualification, as it has been determined that the company's current sources of cash do not meet its needs for the ensuing fiscal year. We are striving to obtain the financing necessary to meet TNCi's needs over the course of the coming fiscal year and to fully implement its business plan, but no assurances can be made that we will be able to do so. Failure to do so would have a material adverse effect on TNCi's financial condition, which, in turn, would have a material adverse effect on our financial condition.

DELISTING OF THE COMMON STOCK OF THE NETWORK CONNECTION FROM TRADING ON THE NASDAQ SMALLCAP MARKET WOULD REDUCE THE MARKETABILITY OF OUR HOLDINGS IN THE NETWORK CONNECTION.

     The Network Connection common stock is listed for trading on the Nasdaq SmallCap Market under the symbol "TNCX." A listed company may be delisted if it fails to maintain minimum levels of stockholders' equity, shares publicly held, bid price, number of stockholders or aggregate market value, or if it violates other aspects of its listing agreement. At June 30, 2000 The Network Connection did not satisfy the minimum level of net tangible assets required to be listed ($2.0 million), nor did The Network Connection have sufficient non-affiliate market capitalization ($35.0 million) or net income ($500,000 for two of the past three years). The Network Connection is seeking additional capital and attempting to effect other equity transactions to, among other things, increase its net tangible assets to at least the minimum level required. There can be no assurance that it will be able to raise this additional capital, or if it is able to raise additional capital, that such capital will be on terms satisfactory to it, or to effect other equity transactions currently under consideration. If The Network Connection fails to satisfy the criteria for continued listing, its common stock may be delisted.

     If The Network Connection common stock is delisted, public trading, if any, would thereafter be conducted in the over-the-counter market in the so-called "pink sheets," or on the NASD's "Electronic Bulletin Board." In this event, it may be more difficult to dispose of, or even to obtain quotations as to the price of, The Network Connection common stock and the price, if any, offered for its common stock may be substantially reduced. A decline in the market value of The Network Connection will not impact our financial position. However, such a decline would likely affect our stock price.

MANY OF OUR PARTNER COMPANIES OPERATE IN MARKETS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE.

     The markets in which many of our partner companies operate are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Significant technological changes could render their existing technologies, products and services obsolete. Growth and intense competition in the networking solutions, telecommunications and e-commerce markets exacerbate these conditions. If our technology-oriented partner companies are unable to successfully respond to these developments or do not respond in a cost-effective way, our business, financial condition and operating results could be adversely affected. To be successful, these partner companies must adapt to their rapidly changing markets by continually improving the responsiveness, services and features of their products and services and by developing new features to meet the needs of their customers. Our success will depend, in part, on the abilities of our partner companies to enhance their existing products and services and develop new offerings and technology that address the needs of their customers. Our technology-oriented partner companies will also need to respond to technological advances and emerging industry standards in a cost-effective and timely manner.

OUR TECHNOLOGY ORIENTED PARTNER COMPANIES' PRODUCTS COULD EXPERIENCE TECHNICAL DIFFICULTIES.

     The products of our technology-oriented partner companies are highly specialized and involve intricate technologies and electronic components that may be subject to technical difficulties. These technical difficulties could occur at any time as a result of component malfunction or some other reason. Although our technology oriented partner companies generally utilize quality control procedures and test products before marketing them, there is no assurance that all defects will be identified. We believe that reliability will be an important consideration for customers of our partner companies. Failure to detect and prevent defects and design flaws in the products of these partner companies could adversely affect our business, financial condition and operating results.

THE SUCCESS OF OUR TECHNOLOGY-ORIENTED PARTNER COMPANIES IS DEPENDENT TO A LARGE DEGREE ON THE ACCEPTANCE OF E-COMMERCE AS A MEANS OF DOING BUSINESS.

     The success of our technology-oriented partner companies is dependent on the continued growth of intranets and the Internet as media for commercial transactions. The development of the e-commerce market is in its early stages. If widespread commercial acceptance of e-commerce and use of the Internet does not continue to develop, or if intranets and the Internet do not develop as effective media for providing products and services, our technology-oriented partner companies may not succeed. A number of factors could impede acceptance of e-commerce and the Internet as a medium for doing business, including:

     * the unwillingness of businesses to shift from traditional processes to intranet-based and/or Internet-based processes;

     * the failure to continue the development of the necessary network infrastructure for substantial growth in usage of the Internet;

     * increased government regulation or taxation may adversely affect the viability of intranets and the Internet as media for commercial transactions; and

     * the growth in bandwidth may not keep pace with the growth in on-line traffic, which could result in slower response times for the users of intranet-based and Internet-based commercial transactions.

THE UK LOTTERY PROJECT HAS NOT GENERATED SUFFICIENT CASH FLOW TO PAY A LARGE WEEKLY CONTRACTUAL OBLIGATION, AND WE MAY NOT SUCCEED IN IMPLEMENTING AN ALTERNATIVE OPERATING STRATEGY FOR THE NETWORK OPERATING CENTER AND TERMINALS UTILIZED IN THE PROJECT, WHICH WE EXPECT TO DISCONTINUE BY DECEMBER 31, 2000.

     Our UK lottery project began operations on March 27, 2000, and was officially launched on April 4, 2000 in conjunction with the start of a media campaign. The project has generated insignificant revenues to date. As discussed above, we have divested our interest in Inter Lotto, the company whose External Lottery Management Certificate we rely on to run the lottery, and have separated from Inter Lotto in all other respects, other than an arrangement with Inter Lotto to manage the lottery under the authority of the Certificate until December 31, 2000.

     GTL Management Limited, a UK subsidiary of ours, entered into an agreement with International Lottery and Totalizator Systems, Inc. pursuant to which International Lottery provides certain facilities management services and technological support in connection with the networking hardware, software and terminals that we, through another UK subsidiary, purchased from them and that serves as the infrastructure of the lottery. This agreement has a seven-year term and requires that we pay them $72,000 per week, plus additional amounts based on any terminals in excess of 3,500 being installed (there are only approximately 2,000 terminals installed at this time) and a percentage of average daily sales. We guaranteed performance of this agreement.

     The obligations under the facilities management agreement commenced on March 27, 2000 with the sale of the first ticket in connection with the lottery. Including the weekly payments required under this agreement, we currently anticipate that the lottery enterprise will require funding of approximately $3.0 million in the three-month period ending December 31, 2000 to continue operations. After December 31, 2000, we will still be obligated to make payments under this agreement. We are currently negotiating its termination. There is no assurance that we will be successful in these negotiations or that, if terminated, the terms thereof will be favorable to us. Failure to negotiate a termination of this agreement and to do so on terms favorable to us could have a material adverse effect on our results of operations and financial condition.

     We are currently investigating alternative operating strategies for the use of the lottery equipment and network operating center following termination of the Inter Lotto lottery operations on or before December 31, 2000. Such strategies include utilizing the network for operating pools, lotteries and betting for established gaming companies, and to develop a national linked bingo game in partnership with proprietary private clubs throughout the UK. We intend to implement an alternative operating strategy, however, no assurance can be given that we will be successful in doing so. If we are unable to successfully implement an alternative operating strategy, the lottery equipment assets could be deemed impaired under generally accepted accounting principals, as the carrying value of such assets may not be fully recoverable in such event. Any "write down" of the value of such assets due to such impairment could have a material adverse effect on our financial condition.

ALL OF OUR PARTNER COMPANIES COULD BE ADVERSELY AFFECTED BY COMPETITION IN THE MARKETS IN WHICH THEY OPERATE.

     The markets in which our partner companies operate are highly competitive. Many of the competitors of our partner companies have longer operating histories and significantly greater financial, technical, marketing and other resources than they do. These competitors are therefore able to respond more quickly and efficiently to new or changing opportunities, technologies and customer requirements. If our partner companies' products and services do not achieve a significant level of acceptance in the marketplace, or their competitors develop products and services rendering theirs obsolete, our partner companies, and, in turn, we, would be adversely affected.

INTELLECTUAL PROPERTY ISSUES, GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES THAT COULD AFFECT OUR PARTNER COMPANIES.

     INTELLECTUAL PROPERTY. Our partner companies utilize certain proprietary technologies and other intellectual property that are valuable to them. They protect this intellectual property in a variety of ways, such as through patent, trademark and copyright law. U.S. Wireless has filed 18 patent applications with the Patent & Trademark Office and has received three issued patents and has received notices of allowance for another four of these applications. There is no assurance that any of the remaining patents will be granted. In addition, our partner companies rely on confidentiality agreements with key employees to prevent disclosure of important intellectual property to third parties. There is no assurance that any of these protections will prove sufficient to prevent third parties from using our partner companies' intellectual property either through legal or illegal means. Use by third parties of intellectual property of one of our partner companies could adversely affect that partner company's business. In addition, we give no assurance that any particular aspect of any of our partner companies' intellectual property will not be claimed to infringe the intellectual property rights of a third party. Intellectual property infringement litigation for or against any of our partner companies would likely have an adverse effect on that partner company's business.

     GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES. Our partner companies are subject, both directly and indirectly, to various laws and governmental regulations relating to their businesses. Our partner companies that operate abroad are subject to the laws and regulations of foreign countries with which we are not familiar. We believe that our partner companies maintain compliance with these laws and regulations, and that, while there is expense incurred in doing so, these laws and regulations do not have a material impact on the operations of our partner companies; however, as a result of rapid technology growth and other related factors, laws and regulations may be adopted which significantly impact our partner companies' businesses, and, in turn, our business.

INFLATION AND SEASONALITY

     We do not believe we are significantly impacted by inflation or that our operations are seasonal in nature.

RISKS ASSOCIATED WITH YEAR 2000

     Many currently installed computer systems and software products were coded to accept only two digit year entries in the date code field. Consequently, subsequent to December 31, 1999, many of these systems became subject to failure or malfunction. Although we are not aware of any material Year 2000 issues at this time, Year 2000 problems may occur or be made known to us in the future. Year 2000 issues may possibly affect software solutions developed by our affiliate companies or third-party software incorporated into our solutions. Our affiliate companies generally do not guarantee that the software licensed from third-parties by their clients is Year 2000 compliant, but they sometimes warrant that solutions developed by them are Year 2000 compliant.

FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.

     All statements other than statements of historical fact we make in this Report are forward-looking. In particular, the statements herein regarding our future results of operations or financial position are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue" or the negative of such terms or other comparable terminology.

     Forward-looking statements reflect our current expectations and are inherently uncertain. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that future events, in addition to those discussed elsewhere in this Report, particularly under "Risk Factors," and also in other filings made by us with the Securities and Exchange Commission, could affect our future operations and cause our results to differ materially from those expressed in our forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements contained herein.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities", to establish accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. This new standard, as amended by related SFAS Nos. 137 and 138, will be effective for Global for its fiscal year ending June 30, 2001. We are currently evaluating the impact of SFAS No. 133.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB 25). This interpretation clarifies the application of APB No. 25 by clarifying the definition of an employee, the determination of non-compensatory plans and the effect of modifications to stock options. This interpretation is effective July 1, 2000 and is not expected to have a material effect on Global's consolidated financial statements.

ITEM 7 -- FINANCIAL STATEMENTS

     Our audited consolidated financial statements the fiscal year ended June 30, 2000 are located beginning at page F-1 of this Annual Report.

ITEM 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no items or circumstances to be disclosed under this Item 8.

                                    PART III

ITEM 9 -- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following sets forth biographical information about each of our directors and executive officers as of June 30, 2000:

           NAME          AGE                  POSITION/OFFICE
           ----          ---                  ---------------
     Irwin L. Gross       55   Chief Executive Officer and Chairman of the Board
     James W. Fox         49   President, Chief Operating Officer and Director
     Patrick J. Fodale    37   Vice President and Chief Financial Officer
     David N. Shevrin     37   Vice President - Business Development
     S. Lance Silver      31   Vice President and General Counsel
     M. Moshe Porat       52   Director
     Charles T. Condy     59   Director
     Stephen Schachman    55   Director

     Irwin L. Gross has been Chairman of Global's Board of Directors and its Chief Executive Officer since September 1998 and Chairman of the Board of Directors and Chief Executive Officer of The Network Connection since May 18, 1999. Mr. Gross also currently sits on the Board of Directors of U.S. Wireless Corporation, a publicly held company listed on the Nasdaq National Market. Mr. Gross is a founder of Rare Medium, Inc., a publicly held company listed on the Nasdaq National Market, and was Chairman and a Director of Rare Medium from 1984 to 1998. In addition, Mr. Gross served as the Chief Executive Officer of Engelhard/ICC, a joint venture between Rare Medium and Engelhard. Mr. Gross has served as a consultant to, investor in and director of, numerous publicly held and private companies and serves on the board of directors of several charitable organizations. Mr. Gross has a Bachelor of Science degree in Accounting from Temple University and a Juris Doctor degree from Villanova University.

     James W. Fox has been a Director of Global since September 1998. Mr. Fox has also served as Global's President and Chief Operating Officer since January 1, 1999. He was formerly the Managing Partner of First Lawrence Capital Corp., and was responsible for the firm's management and the growth of its mergers and acquisitions advisory and principal investment activities. From 1989 to 1996, Mr. Fox was a director with national practice development and management responsibility with Coopers & Lybrand in New York, with primary responsibility for mergers and acquisitions activities. He has held senior mergers and acquisitions positions with General Foods Corp., Arthur Young and W.R. Grace Co. Mr. Fox has a Bachelor of Arts degree in Mathematics and History from Amherst College and an M.B.A. in Finance from the University of Pennsylvania's Wharton School.

     Patrick J. Fodale has been Vice President and Chief Financial Officer of Global since December 15, 1999. Prior to his employment by Global, Mr. Fodale was a workout specialist recruited by companies in or contemplating bankruptcy under Chapter 11 of the United States Bankruptcy Code. In his capacity as a workout specialist, Mr. Fodale, from March 1998 to September 1999, served as Chief Financial Officer of HomePlace, Inc., a privately held national retailer of housewares and home furnishings, which was then operating under Chapter 11. Also, in his capacity as workout specialist, from November 1995 to February 1998, Mr. Fodale was Chief Financial Officer of Color Tile, Inc., a privately held national retailer of floor covering products also operating under Chapter
11. From 1985 to October 1995, Mr. Fodale was with the firm of Arthur Andersen, LLC in the corporate restructuring group. Mr. Fodale holds a Masters Degree in Accounting from the University of Michigan and was a Certified Public Accountant in the State of Michigan. We did not hire Mr. Fodale, and he does not serve us, in his capacity as a workout specialist.

     David N. Shevrin has served as Vice President - Business Development of Global since September 15, 1998, with primary responsibility for new business development, analysis and strategy. Prior thereto, from July 1998, Mr. Shevrin was Vice President of Ocean Castle Investments, LLC. His responsibilities there were also in the areas of business development and analysis. From November 1994 to July 1998, Mr. Shevrin was Assistant to the Chairman and Chief Executive Officer of ICC Technologies. Before then, Mr. Shevrin served as a Product Manager with Kraft General Foods. Mr. Shevrin received his M.B.A. degree from Duke University's Fuqua School of Business and Bachelor of Arts degree in Economics from Emory University.

     S. Lance Silver has served as Vice President and General Counsel of Global since September 7, 1999. Prior thereto, from September 1994, Mr. Silver was an associate in the Corporate Department of Wolf, Block, Schorr and Solis-Cohen, LLP, where his practice focused on securities law, mergers and acquisitions, and venture financing. Mr. Silver received his Juris Doctor (MAGNA CUM LAUDE) from Temple University School of Law and a Bachelor of Science degree in Finance from the Pennsylvania State University. Mr. Silver is licensed to practice law in Pennsylvania and New Jersey.

     M. Moshe Porat has been a Director of Global since September 1998 and a Director of The Network Connection since May 18, 1999. Since September 1996, Dr. Porat has served as the Dean of the School of Business and Management at Temple University. From 1988 to 1996 he was Chairman of the Risk Management, Insurance and Actuarial Science Department at Temple University. Dr. Porat received his undergraduate degree in economics and statistics (with distinction) from Tel Aviv University, his M.B.A. (MAGNA CUM LAUDE) from the Recanati Graduate School of Management at Tel Aviv University, and completed his doctoral work at Temple University. Dr. Porat holds the Chair of the Joseph E. Boettner Professorship in Risk Management and Insurance and has won several awards in the insurance field. Prior to his academic work, Dr. Porat served as deputy general manager of a large international insurance company. He holds the CPCU professional designation and is a member of ARIA (American Risk and Insurance Association), IIS (International Insurance Society), RIMS (Risk and Insurance Management Society) and Society of CPCU. Dr. Porat has authored several monographs on captive insurance companies and their use in risk management, has published numerous articles on captive insurance companies, self-insurance and other financial and risk topics.

     Charles T. Condy has been a Director of Global since September 1998. Mr. Condy was a director of Rare Medium, Inc., a publicly traded company listed on the Nasdaq National Market, from 1996 to 1999. Mr. Condy is the founder, chairman and chief executive officer of Next Century Restaurants, Inc., a private company that owns Aqua, and Charles of Nob Hill, both of which are in San Francisco, and Aqua of Las Vegas. He is founder and has been Chairman and Chief Executive Officer of Proven Alternatives, Inc., a privately held international energy management company, since 1991. Mr. Condy was chairman and chief executive officer of California Energy Company, Inc., a geothermal energy company, which he founded in 1971, and which become the largest geothermal energy company in the world. Prior to founding California Energy Company, Mr. Condy was Executive Vice President - Western Region of John Nuveen and Company, members of the New York Stock Exchange. In the public policy area, Mr. Condy helped found and has served as a board member of the Business Council for a Sustainable Energy Future and the Coalition for Energy Efficiency and Renewable Technologies. Mr. Condy currently advises the U.S. Department of Energy, the U.S. Agency for International Development, and the U.S. Asian Environmental Partnership on energy efficiency technology transfer and related funding to developing economies.

     Stephen Schachman has been a Director of Global since September 1998 and a Director of The Network Connection since May 18, 1999. Since 1995, Mr. Schachman has been the owner of his own consulting firm, Public Affairs Management. From 1992 to 1995, Mr. Schachman was an executive officer and consultant to Penn Fuel Gas Company, a supplier of natural gas products. Prior thereto, he was an attorney with the Philadelphia law firm Dilworth, Paxson, Kalish & Kaufman. Mr. Schachman was also an Executive Vice President of Bell Atlantic Mobile Systems and prior thereto, President of the Philadelphia Gas Works, the largest municipally owned gas company in the United States. Mr. Schachman has a Bachelor of Arts degree from the University of Pennsylvania and Juris Doctor degree from the Georgetown University Law School.

     Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     The SEC has comprehensive rules relating to the reporting of securities transactions by directors, officers and stockholders who beneficially own more than 10% of Global's Class A Common Stock. These rules are complex and difficult to interpret. Based solely on a review of Section 16 reports received by Global from Section 16 reporting persons, Global believes that no reporting person has failed to file a Section 16 report on a timely basis during the most recent or any prior fiscal year, except as follows: Irwin L. Gross (one grant in fiscal year 2000), James W. Fox (one grant in fiscal year 1999 and two in fiscal year
2000), Morris C. Aaron (one grant in fiscal year 1999), David N. Shevrin (one grant in fiscal year 1999 and two in fiscal year 2000), S. Lance Silver (one grant in fiscal year 2000), Charles T. Condy (one grant in fiscal year 1999 and one in fiscal year 2000), M. Moshe Porat (one grant in fiscal year 1999 and one in fiscal year 2000) and Stephen Schachman (one grant in fiscal year 1999 and one in fiscal year 2000) did not timely file Form 5s regarding certain option grants in fiscal years 1999 and 2000.

ITEM 10 -- EXECUTIVE COMPENSATION

     The summary compensation table below sets forth the aggregate compensation paid or accrued by Global for the fiscal year ended June 30, 2000, the Transition Period ended June 30, 1999 and Global's preceding fiscal year ended October 31, 1998 to (i) the Chief Executive Officer, (ii) Global's most highly paid executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year and whose total annual salary and bonus exceeded $100,000, and (iii) one individual who would have been included in the table but for the fact that he was not serving as an executive officer of Global at the end of the most recently completed fiscal year (collectively, the "Named Executives").

                                                                                Long-term
                                                                               Compensation
                                                   Annual Compensation          Securities
                                             -------------------------------    Underlying
Name and Principal Position    Fiscal Year   Salary($)   Bonus($)   Other($)    Options(#)
---------------------------    -----------   ---------   --------   --------    ----------
Irwin L. Gross,                   2000        190,846    250,000        --      1,500,000
Chief Executive Officer           1999             --         --        --             --
                                  1998             --         --        --             --

James W. Fox, President           2000        242,046     45,000        --         25,000
                                  1999        104,718         --        --        105,000
                                  1998             --         --        --         45,000

Patrick J. Fodale,                2000        104,708         --    39,766 (1)     75,000
Chief Financial Officer (2)       1999             --         --        --             --
                                  1998             --         --        --             --

Morris C. Aaron,                  2000         90,400     17,200        --             --
Chief Financial Officer (2)       1999        130,289         --        --         75,000
                                  1998         18,590         --        --             --

David N. Shevrin,                 2000        115,670     22,000        --         25,000
Vice President -                  1999         71,924         --        --         75,000
Business Development              1998          8,462         --        --             --

----------
(1) Represents reimbursement of moving expenses incurred by Mr. Fodale in his relocation to New York City, where he works out of our New York office.
(2)  On December  15, 1999,  Mr.  Fodale  replaced  Mr. Aaron as Global's  Chief
     Financial  Officer.  Mr.  Aaron  is  currently  Vice  President  and  Chief
     Financial Officer of The Network Connection. Mr. Aaron had been Chief Financial Officer of Global since September 25, 1998.

OPTION GRANTS IN FISCAL YEAR

     The following table sets forth the stock option grants made during the fiscal year ended June 30, 2000 to the Named Executives:

                                Number of       Percent of Total
                               Securities      Options Granted to
                           Underlying Options    Employees in      Exercise Price
        Name                   Granted(#)        Fiscal Year(1)       ($/Share)    Expiration Date
        ----                   ----------        --------------       ---------    ---------------
Irwin L. Gross (2)             1,500,000             72.29%              1.83          10/08/09
James W. Fox (3)                  25,000              1.20%             16.38           3/16/10
Patrick J. Fodale (4)             75,000              3.61%              4.59          12/15/09
Morris C. Aaron                       --                --                 --                --
David N. Shevrin (5)(6)           15,000              0.72%              1.83          10/08/09
                                  10,000              0.48%             16.38           3/16/10

----------
(1) Based on a total of 2,075,000 options granted to employees during the 2000 fiscal year.
(2) One quarter of these options vest on the date of grant, another quarter vests in three equal annual increments beginning on the first anniversary of the date of grant, and the remaining half vest on the sixth anniversary of the date of grant, subject to acceleration to a three-year vesting schedule in the event that certain performance milestones are achieved.
(3) These option vest in four equal annual increments beginning on the first anniversary of the date of grant.
(4) These options vest in five equal annual increments beginning on the date of grant.
(5) The options for 15,000 shares vest as follows: one third vest on the anniversary of the date of grant and the remaining two thirds vest in 24 equal monthly increments.
(6) The options for 10,000 shares vest in four equal annual increments beginning on the first anniversary of the date of grant.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

     The following table sets forth the stock options exercises made during the fiscal year ended June 30, 2000 by the Named Executives, as well as the value of their unexercised stock options as of the end of the Transition Period:

                                                  Number of Securities
                                                 Underlying Unexercised          Value of Unexercised
                      Shares                          Options At               In-the-money Options At
                    Acquired On     Value            June 30, 2000                  June 30, 2000
     Name            Exercise(#)  Realized($)  Exercisable/unexercisable(1)  Exercisable/unexercisable($)
     ----            -----------  -----------  ----------------------------  ----------------------------
Irwin L. Gross             --           --         375,000/1,125,000             1,609,039/4,827,094
James W. Fox               --           --            72,000/103,000                 333,465/353,948
Patrick J. Fodale          --           --             15,000/60,000                   23,091/92,363
Morris C. Aaron        15,000       44,000             15,000/45,000                  74,987/224,960
David N. Shevrin           --           --             25,000/75,000                 124,978/314,316

----------
(1) All of these options had an exercise price less than the closing bid price per share of Global's Class A Common Stock on the Nasdaq National Market of $6.125 at June 30, 2000.

DIRECTOR COMPENSATION

     Outside directors receive $1,000 for each meeting of the Board of Directors, and $500 for each committee meeting, attended in person or by telephone. In addition, all directors are reimbursed for expenses actually incurred in connection with each meeting of the Board of Directors or any Committee thereof attended.

     Global's 1994 Stock Option Plan provides for the automatic grant of non-qualified stock options to directors of Global who are not employees or principal stockholders ("Eligible Directors") to purchase shares of common stock. On the date an Eligible Director becomes a director of Global, he or she is to be granted options to purchase 10,000 shares of Global's Class A Common Stock (the "Initial Director Options"). On the day immediately following the date of the annual meeting of stockholders for Global for each fiscal year, each Eligible Director, other than directors who received Initial Director Options since Global's prior annual meeting, is to be granted options to purchase 1,000 shares of Global's Class A Common Stock (each an "Automatic Grant"), as long as such director is a member of the Board of Directors on such day. The exercise price for each share subject to these options is to be equal to the fair market value of the Class A Common Stock on the date of grant, except for directors who receive incentive options and who own more than 10% of the voting power, in which case the exercise price is to be not less than 110% of the fair market value on the date of grant. These options are to be exercisable in four equal annual installments, commencing one year from the date of grant, and are to expire the earlier of ten years after the date of grant or 90 days after the termination of the director's service on the Board of Directors.

     None of the members of the present Board of Directors has received Automatic Grants. They have otherwise been granted options under Global's 1994 and 1997 Stock Option Plans, each of which allows for grants to directors in addition to or in lieu of the Initial Director Option and Automatic Grant mechanisms. Messrs. Fox, Condy, Porat and Schachman were each granted options to purchase 90,000 shares of our Class A Common Stock pursuant to the 1997 Plan in fiscal year 2000. Also in fiscal year 2000, Irwin L. Gross, our Chairman and Chief Executive Officer, received a grant of options to purchase up to 1,500,000 shares of our Class A Common Stock pursuant to a Stock Option Plan (approved by the stockholders on May 11, 2000) separate from the 1994 and 1997 Plans.

     In fiscal year 2000, Mr. Gross received grants of options to purchase up to 800,000 shares of TNCi common stock, each of Messrs. Porat and Schachman was granted options to purchase 50,000 shares of TNCi common Stock, and each of Messrs. Fox and Condy was granted options to purchase 40,000 shares of common stock of TNCi. During fiscal year 2000, each of Messrs. Gross, Fox, Condy, Porat and Schachman was also granted options to purchase equity in GTL Management Limited, one of our UK subsidiaries, at fair market value on the date of grant. Mr. Gross' options are for 7% of GTL Management, each of Messrs. Fox and Condy's options are for 1% of GTL Management, and each of Messrs. Porat and Schachman's options are for 0.5% of GTL Management.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     Irwin L. Gross serves as Global's Chief Executive Officer pursuant to the terms of an employment agreement that terminates on September 30, 2002. Mr. Gross receives a minimum annual base salary of $250,000 and, subject to the achievement of assigned goals, bonuses of not less than 20% of his annual salary. Mr. Gross also received 1,500,000 ten-year options, 25% of which vested immediately, 25% of which vest, subject to certain conditions, in three annual increments beginning on October 8, 2000, and the balance of which vest on the sixth anniversary of the date of grant, subject to accelerated vesting pursuant to a three-year vesting schedule in the event of the achievement of certain performance milestones and other conditions. The employment agreement provides for a severance payment in the event that Global terminates Mr. Gross other than for "cause" as defined in the employment agreement. The severance payment would be equal to two times the remaining balance of his base salary for the remainder of the then current term. The employment agreement also provides a payment in the event Global terminates Mr. Gross due to a termination of its business as defined in the employment agreement. In the event of the termination of Global's business, Mr. Gross would receive an amount equal to two times his remaining base salary for the then current term, but not less than his annual base salary for one year. The employment agreement also provides that Global may pay other incentive compensation as may be set by the Board of Directors from time to time, and for such other fringe benefits as are paid to other executive officers. Such fringe benefits take the form of medical and dental coverage and an automobile allowance of $1,000 per month.

     James W. Fox serves as Global's President and Chief Operating Officer pursuant to the terms of an employment agreement that terminates on December 31, 2000. Mr. Fox receives a minimum annual base salary of $225,000 and, subject to the achievement of assigned goals, bonuses of not less than 20% of his annual salary. Mr. Fox also received 105,000 10-year options under Global's 1997 Stock Option Plan, which vest in increments of 21,000 options per year pursuant to the terms of the employment agreement. The employment agreement provides for a severance payment in the event that Global terminates Mr. Fox other than for "cause" as defined in the employment agreement. The severance payment would be equal to two times the remaining balance of his base salary for the remainder of the then current term. The employment agreement also provides a payment in the event Global terminates Mr. Fox due to a termination of its business as defined in the employment agreement. In the event of the termination of Global's business, Mr. Fox would receive an amount equal to two times his remaining base salary for the then current term, but not less than his annual base salary for one year. The employment agreement also provides that the Global may pay other incentive compensation as may be set by the Board of Directors from time to time, and for such other fringe benefits as are paid to other executive officers. Such fringe benefits take the form of medical and dental coverage and an automobile allowance of $450 per month.

     Patrick J. Fodale received a letter regarding his employment from Global on December 3, 1999. It provides for a start date of December 15, 1999 and salary of $200,000 per year. The letter also provides for a target bonus of 25% of salary and a grant of options to purchase 75,000 shares of Global Class A Common Stock, vesting in five equal annual increments beginning with the date of grant. Mr. Fodale also receives a $400 per month car allowance and medical and dental coverage. In the event of a termination without "cause" or termination of Global's business, Mr. Fodale would be entitled to six months base salary. Mr. Fodale was also reimbursed for moving expenses of $39,766.

     Morris C. Aaron currently serves as Chief Financial Officer of TNCi pursuant to the terms of an employment agreement that terminates on June 10, 2001. During a portion of fiscal year 2000, Mr. Aaron served as Chief Financial Officer of both TNCi and Global. TNCi paid Mr. Aaron's salary during this period of time, and Global reimbursed TNCi for 40% of his salary. Mr. Aaron's employment agreement with TNCi provides for a minimum annual base salary of $215,000 and for the grant of ten-year options to purchase up to 75,000 shares of TNCi common stock, which vest in increments of 15,000 options per year beginning with his start date. The employment agreement provides for a severance payment in the event that TNCi terminates Mr. Aaron other than for "cause." The severance payment would be equal to two times the remaining balance of his base salary for the remainder of the then current term. The employment agreement also provides for a payment in the event TNCi terminates Mr. Aaron due to a termination of its business. The amount of this payment would equal two times his remaining base salary for the then current term, but not less than his annual base salary for one year. The employment agreement also provides that TNCi may pay other incentive compensation as may be set by the Board of Directors from time to time, and for such other fringe benefits as are paid to other executive officers of TNCi. Such fringe benefits take the form of medical and dental coverage and an automobile allowance of $500 per month.

ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of September 25, 2000 regarding the ownership of Global's Class A Common Stock and Series C Preferred Stock and of TNCi's common stock by (i) each person known by Global to own beneficially more than five percent of any class of Global's voting securities,
(ii) each director of Global, (iii) the Named Executives and (iv) all executive officers and directors of Global as a group:

                                               Class a                         Tnci
                                             Common Stock                  Common Stock
                                       -------------------------    ----------------------------
Name and Address of                   Number of       Percent of     Number           Percent
Beneficial Owner (1)                   Shares          Class (2)    of Shares       of Class (2)
--------------------                   ------          ---------    ---------       ------------
Irwin L. Gross                      3,440,151(3)         28.1%     851,430(11)          4.2%
Charles T. Condy                       77,025(4)            *           --               --
Stephen Schachman                      71,400(5)            *       10,000(12)            *
M. Moshe Porat                        446,400(6)          4.1%      10,000(13)            *
David N. Shevrin                       32,667(7)            *           --               --
Morris C. Aaron                        24,148(8)            *       20,000(14)            *
James W. Fox                           78,600(9)            *           --               --
Patrick J. Fodale                      20,000(10)           *           --               --
All executive officers and          4,220,474(3)(4)(5)             858,430(11)(12)
 directors as a group (9 persons)    (6)(7)(8)(9)(10)    33.6%            (13)(14)      4.3%

----------
* Less than 1%.

(1) Unless otherwise noted, all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Except as otherwise indicated below, the address of each beneficial owner is c/o Global Technologies, Ltd., The Belgravia, 1811 Chestnut Street, Suite 120, Philadelphia, Pennsylvania 19103.
(2) For Global, these percentages are based on 10,725,489 shares of Global's Class A Common Stock outstanding as of September 25, 2000, except that shares underlying options and warrants to purchase Class A Common Stock exercisable within 60 days are deemed to be outstanding for purposes of calculating the percentage owned by the holder(s) of such options and warrants. For TNCi, these percentages are based on 19,973,117 shares of TNCi common stock outstanding as of September 25, 2000, except that shares underlying options and warrants to purchase TNCi common stock exercisable within 60 days are deemed to be outstanding for purposes of calculating the percentage owned by the holder(s) of such options and warrants.
(3) Includes 4,498 shares owned jointly by Mr. Gross and his wife, and 149,309 shares owned by Ocean Castle Partners, LLC, an entity controlled by Mr. Gross. Includes 50,948 shares owned by trusts for the benefit of Mr. Gross' children, and 9,000 shares held in custodial accounts for the benefit of Mr. Gross' children of which Mr. Gross' wife serves as custodian, as to all of which shares Mr. Gross disclaims beneficial ownership. Also includes 39,750 shares held in trusts of which Mr. Gross is a trustee. Also includes 375,000 shares issuable to Mr. Gross upon exercise of currently exercisable options, and 375,000 shares issuable upon exercise of options exercisable within 60 days. Also includes 553,978 shares and 198,318 shares issuable to Mr. Gross and to trusts of which Mr. Gross is a trustee, respectively, upon exercise of currently exercisable warrants.
(4) Includes 15,000 shares issuable to Mr. Condy upon exercise of currently exercisable options, and 45,000 shares issuable to Mr. Condy upon exercise of options exercisable within 60 days.
(5) Includes 15,000 shares issuable to Mr. Schachman upon exercise of currently exercisable options, and 45,000 shares issuable to Mr. Schachman upon exercise of options exercisable within 60 days.
(6) Includes 375,000 shares owned by First Lawrence Capital Corp. over which Dr. Porat retains voting power pursuant to a proxy agreement until January 1, 2002. Also includes 15,000 shares issuable to Dr. Porat upon exercise of currently exercisable options, and 45,000 shares issuable to Dr. Porat upon exercise of options exercisable within 60 days.

(7) Includes 25,000 shares issuable to Mr. Shevrin upon exercise of currently exercisable options, and 5,417 shares issuable to Mr. Shevrin upon exercise of options exercisable within 60 days.
(8) Includes 15,000 shares issuable to Mr. Aaron upon exercise of currently exercisable options.
(9) Includes 72,000 shares issuable to Mr. Fox upon exercise of currently exercisable options.
(10) Includes 15,000 shares issuable to Mr. Fodale upon the exercise of currently exercisable options.
(11) Includes 190,200 shares held by trusts of which Mr. Gross is a trustee and 66,667 shares held by Gross Investment Company, LP, an entity controlled by Mr. Gross. Also includes 125,000 shares issuable to Mr. Gross upon exercise of currently exercisable options, and 125,001 shares issuable to Mr. Gross upon exercise of options exercisable within 60 days. Also includes 311,562 shares issuable to trusts of which Mr. Gross is a trustee upon exercise of currently exercisable warrants.
(12) Consists of 10,000 shares issuable to Mr. Schachman upon exercise of currently exercisable options.
(13) Consists of 10,000 shares issuable to Dr. Porat upon exercise of currently exercisable options.
(14) Consists of 20,000 shares issuable to Mr. Aaron upon the exercise of currently exercisable options.

ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING ARRANGEMENTS

     Irwin L. Gross, our Chairman and Chief Executive Officer, is a principal of Ocean Castle Partners, LLC, which maintains the principal executive offices for Global. On September 30, 1998, Ocean Castle executed consulting agreements with two principal stockholders and former executive officers of Global, Don Goldman and Yuri Itkis. The rights and obligations of Ocean Castle under the agreements were assumed by The Network Connection in connection with the merger of our predecessor company's interactive entertainment division with The Network Connection. The consulting agreements require payments aggregating $1,000,000 to each of the consultants through December 2003 in exchange for advisory services. Each of the consultants also received stock options to purchase 50,000 shares of our Class A Common Stock at an exercise price of $3.00 per share. As of June 30, 1999, The Network Connection determined that the consulting agreements had no future value due to The Network Connection's shift out of in-flight entertainment into markets such as hotel and hospitality, leisure cruise and passenger rail transport. Only limited services were provided in 1999 and no future services will by utilized. Accordingly, The Network Connection recorded a charge to general and administrative expenses in the transition period ended June 30, 1999 of $1.6 million representing the balance due under such contracts.

     On July 31, 2000, we entered into separate termination and settlement agreements between us, The Network Connection, Ocean Castle Partners LLC, Mr. Gross, and each of Messrs. Itkis and Goldman terminating each of their consulting agreements with Ocean Castle Partners and providing for the release of any and all potential claims which may have been asserted by Messrs. Itkis and Goldman under their respective consulting agreements. In connection with termination of these agreements, we issued 139,514 shares to each of Messrs. Itkis and Goldman (96,083 of which we registered for resale). The Network
Connection, whose liability the agreements were, will reimburse us for these payments by issuing to us 411,146 shares of TNCi common stock.

     We entered into a consulting agreement with First Lawrence Capital Corp. to perform various financial advisory services related to ongoing business development and management. The former managing director of First Lawrence is also a director of Global. Global retained, on a full time basis as President and Chief Operating Officer, the services of the former managing director of

First Lawrence effective December 12, 1998. We have entered into an employment contract with such individual. During the year ended October 31, 1998, we paid $11,846 under the First Lawrence consulting agreement. We also entered into a consulting agreement with Whitestone Group, LLC, a shareholder of First Lawrence. Pursuant to this agreement, we paid $250,000 for consulting services received during fiscal 1998.

     On September 15, 1998, we entered into consulting agreements with Messrs. Michail Itkis, Thomas M. Metzler and John W. Alderfer, former executive officers of our predecessor company, in connection with our predecessor company's agreements with Swissair. In consideration for such services, Mr. Itkis was paid $200,000, Mr. Metzler $300,000 and Mr. Alderfer $235,000. No further payments are to be made under these agreements.

STOCKHOLDERS' AGREEMENT

     In October 1994, our predecessor company entered into a stockholders' agreement with Yuri Itkis, Michail Itkis, Boris Itkis, Steven M. Fieldman, Donald H. Goldman and Lance Fieldman. In connection with the May 1996 and November 1996 resignations of Messrs. Goldman, Steven Fieldman and Lance Fieldman, and in connection with the execution of a strategic alliance agreement with Hyatt, the parties to the stockholders' agreement entered into agreements which terminated the stockholders' agreement as to Messrs. Goldman, Steven Fieldman and Lance Fieldman, added Hyatt as a stockholder under the stockholders' agreement, and amended certain terms of the stockholders' agreement. On November 10, 1997 with the termination of the alliance agreement with Hyatt, the stockholders' agreement was amended again to terminate Hyatt's rights.

     As amended, the stockholders' agreement provided that Michail Itkis and Yuri Itkis shall each be entitled to designate one nominee to our predecessor company's Board of Directors. No other parties had any continuing right under the stockholders' agreement to nominate a director. Each stockholder who was a party to the stockholders' agreement agreed to vote all the shares of common stock owned by him for the election of the directors so nominated and not to take any action to remove any director so elected (except for the director(s) nominated by such stockholder). The stockholders' agreement was terminated on September 15, 1998.

PURCHASE OF SHARES

     Pursuant to the settlement of various lawsuits and other claims instituted by Barington Capital Group, L.P. against us, Ocean Castle and others, Ocean Castle purchased from Barington 149,313 shares of our Class A Common Stock at $3.00 per share on October 21, 1998. We temporarily loaned the funds to Ocean Castle to effectuate such purchase and Ocean Castle has subsequently repaid such loan.

BHG FLIGHTS, L.L.C.

     We reimburse BHG Flights, L.L.C. for costs and expenses associated with our use for corporate purposes of an airplane owned by BHG. Mr. Gross owns 50% of the interests in BHG. To date, we have reimbursed BHG approximately $106,085.

LOANS TO GLOBAL

     On August 31 and September 7, 2000, each of the Gross Charitable Annuity Trust and the Gross Charitable Unit Trust advanced $100,000 and $300,000 to us, respectively. These advances have been aggregated into notes, dated September 22, 2000, for each of the trusts. Each note is in the principal amount of $400,000, matures on December 31, 2000 and bears interest at 9% per annum. In connection with the advances, each trust was issued five-year warrants to purchase that number of shares of our Class A Common Stock equal to the amount of each advance made divided by the last sale price per share on the day of each such advance. Each trust was therefore issued two tranches of warrants - one for 28,571 (exercise price of $3.50) shares and the other for 70,588 shares (exercise price of $4.25). Irwin L. Gross, Chairman and Chief Executive Officer of Global, is trustee of each of these trusts.

PLEDGE OF COLLATERAL FOR MERRILL LYNCH CREDIT FACILITY

     In response to a demand by Merrill Lynch that additional collateral be deposited with Merrill Lynch in connection with our margin loan from Merrill Lynch against 1,000,000 shares of U.S. Wireless Corporation common stock, Mr. Gross, for the benefit of Global, deposited certain collateral with Merrill Lynch on two separate dates - May 31 ($653,671 of collateral) and June 6, 2000 ($956,238 of collateral) - all of which collateral was subsequently released to Mr. Gross on June 27, 2000. Merrill Lynch demanded that additional collateral be deposited in connection with the margin loan again, and, on July 24, 2000, Mr. Gross redeposited the collateral released to him on June 27, 2000. Merrill Lynch, on a third occasion, demanded that additional collateral be deposited in connection with the margin loan, and, on July 27, 2000, Mr. Gross deposited an additional $1,129,002 of collateral with Merrill Lynch. In connection with Mr. Gross' pledge of these amounts of collateral on our behalf, he has been issued warrants to purchase that number of shares of our Class A Common Stock equal to the fair market value of the aggregate amount of collateral deposited as described above with Merrill Lynch (accounting for the amount of collateral released on June 27, 2000 and redeposited on July 24, 2000 only once) divided by the last sale price of a share of our Class A Common Stock on the day on which the deposit was made (using, for purposes of the redeposited collateral, the last sale prices per share for the days on which the deposits were first made). Mr. Gross was therefore issued three tranches of five-year warrants - one to purchase 174,312 shares (exercise price of $3.75 per share, the last sale price per share on May 31, 2000), the second to purchase 159,373 shares (exercise price of $6.00 per share, the last sale price per share on June 6, 2000), and the third to purchase 220,293 shares (exercise price of $5.125 per share, the last sale price per share on July 27, 2000).

LEASE OF OFFICE SPACE

     Mr. Gross is a principal of Ocean Castle Partners, LLC. Ocean Castle leases the approximately 1,500 square feet of office space in which our principal executive offices are located. Pursuant to an agreement between Ocean Castle and us, we pay the landlord for the amount of rent attributable to this space. To date, we have paid a total of $62,570 pursuant to this agreement.

EMPLOYMENT MATTERS

     We have employment agreements with certain of our executive officers and have granted such officers options to purchase shares of Class A Common Stock.

ITEM 13 -- EXHIBITS AND REPORTS ON FORM 8-K

     The following Index to Exhibits lists the Exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated, Exhibits which were previously filed are incorporated by reference. Documents filed herewith are denoted with an asterisk (*).

Exhibit
Number                                 Description
------                                 -----------
2.01      -    Asset  Purchase  and Sale  Agreement  dated as of April 29,  1999 between the Registrant and TNCi. (8)

2.02      -    First  Amendment to Asset Purchase and Sale Agreement dated as of
               May 14, 1999 between the Registrant and TNCi. (8)

2.03      -    Agreement  and Plan of Merger by and between  Interactive  Flight
               Technologies,  Inc. and Global  Technologies,  Ltd.,  dated as of
               August 16, 1999. (12)

Exhibit
Number                                 Description
------                                 -----------
2.04      -    Deed, dated August 18, 2000, relating to the transfer of stock in
               Inter Lotto (UK)  Limited and the  termination  of the  Operating
               Agreements, by and among Inter Lotto (UK) Limited, GTL Management
               Limited, Global Technologies,  Ltd., GlobalTech Holdings Limited,
               The Right Honourable The Lord Mancroft,  Roy Fisher,  and Douglas
               Smith. (20)

3.01      -    Certificate of Ownership and Merger. (1)

3.02      -    Amended  and  Restated   Certificate  of   Incorporation  of  the
               Registrant. (1)

3.03      -    By-laws of the Registrant. (1)

3.04      -    Certificate  of Amendment of Amended and Restated  Certificate of
               Incorporation of Registrant dated November 2, 1998. (9)

3.05      -    Certificate of Designations,  Preferences, and Rights of Series A
               Convertible Preferred Stock of the Registrant. (9)

3.06      -    Certificate of Designations,  Preferences, and Rights of Series B
               Convertible Preferred Stock of the Registrant. (9)

3.07      -    Amended  and  Restated  Certificate  of  Incorporation  of Global
               Technologies, Ltd., filed with the Secretary of State of the State of Delaware on August 13, 1999. (12)

3.08      -    Amended and Restated By-Laws of Global Technologies, Ltd. (12)

4.01      -    Warrant   Agreement,   dated  as  of  March  7,  1995  among  the
               Registrant,  D. H. Blair  Investment  Banking Corp.  and American
               Stock Transfer & Trust Company. (1)

4.02      -    Form of Underwriter's Unit Purchase Option. (1)

4.03      -    Amendment  to  March  7,  1995  Warrant   Agreement,   among  the
               Registrant,  D. H. Blair  Investment  Banking Corp.  and American
               Stock Transfer & Trust Company. (4)

4.04      -    Warrant  Agreement  dated  as  of  October  24,  1996  among  the
               Registrant,  D. H. Blair  Investment  Banking Corp.  and American
               Stock Transfer & Trust Company. (4)

4.05      -    Amendment  to  October  24,  1996  Warrant  Agreement,  among the
               Registrant,  D. H. Blair  Investment  Banking Corp., and American
               Stock Transfer & Trust Company. (4)

4.06      -    Stock  Purchase  Warrant  dated as of  November 7, 1996 issued to
               FortuNet, Inc. (4)

4.07      -    Stock  Purchase  Warrant  dated as of November 12, 1996 issued to
               Houlihan Lokey Howard & Zukin. (4)

4.08      -    Form of Warrant issued to The Shaar Fund Ltd. dated May 10, 1999.
               (11)

4.09      -    Registration  Rights  Agreement  dated  May 6, 1999  between  the
               Registrant and The Shaar Fund Ltd. (11)

4.10      -    Certificate of Designations,  Rights, Preferences and Limitations
               of   Series  A  8%   Convertible   Preferred   Stock  of   Global
               Technologies, Ltd. (12)

Exhibit
Number                                 Description
------                                 -----------
4.11      -    Certificate of Designations,  Rights, Preferences and Limitations
               of   Series  B  8%   Convertible   Preferred   Stock  of   Global
               Technologies, Ltd. (12)

4.12      -    Certificate of Designations,  Rights, Preferences and Limitations
               of Series C Convertible  Preferred Stock of Global  Technologies,
               Ltd. (14)

4.13      -    Form  of  Callable   Warrant   issued  to  holders  of  Series  C
               Convertible Preferred Stock of Global Technologies, Ltd. (14)

4.14      -    Registration Rights Agreement dated February 16, 2000 between the
               Registrant and the investors signatory thereto. (15)

4.15      -    Private  Placement  Purchase  Agreement among  Registrant and the
               Investors signatory thereto, dated as of June 8, 2000. (18)

4.16      -    Form of Secured Convertible Note issued to Investors. (18)

4.17      -    Form of Warrant  to be issued to  holders of Secured  Convertible
               Notes in the event of certain redemptions. (18)

10.01     -    Amended and Restated 1994 Stock Option Plan. (3)

10.02     -    Amended and Restated  Shareholders'  Agreement  dated  October 6,
               1994 by  Yuri  Itkis,  Michail  Itkis,  Boris  Itkis,  Steven  M.
               Fieldman, Donald H. Goldman, Lance Fieldman and Registrant. (l)

10.03     -    Amended and Restated  Escrow  Agreement  between the  Registrant,
               American  Stock  Transfer & Trust  Company,  Yuri Itkis,  Michail
               Itkis,  Boris Itkis,  Steven M.  Fieldman,  Donald H. Goldman and
               Lance Fieldman. (1)

10.04     -    Employment  Agreement  between the  Registrant  and Michail Itkis dated as of October 31, 1994. (l)

10.05     -    Form of Indemnification Agreement. (1)

10.06     -    Employment  Agreement  between the  Registrant  and John Alderfer dated as of October 2, 1996. (4)

10.07     -    Severance  Agreement  between the  Registrant  and Lance Fieldman dated as of November 4, 1996. (4)

10.08     -    Amended and Restated  Intellectual  Property  License and Support
               Services Agreement dated as of November 7, 1996 between FortuNet,
               Inc. and Registrant. (4)

10.09     -    Sublease and Consent  dated July 16, 1996 between the  Registrant and AGF 4041 Limited Partnership. (4)

10.10     -    Office Lease dated July 15, 1996 between the  Registrant  and AGF
               4041 Limited Partnership. (4)

10.11     -    Standard Industrial/Commercial  Single-Tenant Lease-Net, dated as of June 27, 1996,  between the Registrant and 44th Street and Van
               Buren Limited Partnership. (4)

10.12     -    Strategic  Alliance  Agreement  dated  as of  November  12,  1996 between the Registrant and Hyatt Ventures, Inc. (4)

Exhibit
Number                                 Description
------                                 -----------
10.13     -    Registration  Rights  Agreement  dated as of  November  12,  1996 between the Registrant and Hyatt Ventures, Inc. (4)

10.14     -    Amendment No. 2 to Amended and Restated  Shareholders'  Agreement
               dated as of November 12, 1996. (4)

10.15     -    Employment  Agreement  between the  Registrant and Thomas Metzler dated as of November 18, 1996. (5)

10.16     -    Lease Surrender Agreement dated as of May 12, 1998. (6)

10.17     -    Amendment to Severance  Compensation Agreement dated as of August
               28, 1998 between the Registrant and Michail Itkis. (7)

10.18     -    Second  Amendment to Employment  Agreement dated as of August 28,
               1998 between the Registrant and John Alderfer. (7)

10.19     -    Second  Amendment to Employment  Agreement dated as of August 28,
               1998 between the Registrant and Thomas Metzler. (7)

10.20     -    Securities  Purchase  Agreement  dated as of May 10, 1999 between the Registrant and The Shaar Fund, Ltd. (9)

10.21     -    Termination   Agreement  dated  November  10,  1997  between  the
               Registrant and Hyatt Ventures, Inc. (10)

10.22     -    Office  Lease  dated  as  of  September   10,  1999  between  the
               Registrant and 135 East 57th Street LLC. (11)

10.23     -    Assignment  dated  May 10,  1999 of rights  under the  Securities
               Purchase Agreement and the Registration Rights Agreement, both dated October 23, 1998 between TNCi and the Shaar Fund Ltd. to the Registrant. (11)

10.24     -    Amendment  dated May 10, 1999 to  Registration  Rights  Agreement dated October 23, 1998 between Registrant and TNCi. (11)

10.25     -    Securities  Purchase  Agreement  dated as of May 10, 1999 between
               TNCi and the Registrant  for TNCi Series C Convertible  Preferred
               Stock. (11)

10.26     -    Form of Securities  Purchase Agreement dated as of June 25, 1999.
               (11)

10.27     -    Registration  Rights Agreement dated July 1999 respecting  shares issued pursuant to the Securities Purchase Agreement dated as of June 25, 1999, for the purchase of TNCi Series A and Series E
               Notes. (11)

10.28     -    Form of Put/Call Agreement dated July 1999. (11)

10.29     -    Securities  Purchase  Agreement  dated  August  9,  1999  for the purchase of TNCi Series D Notes. (11)

10.30     -    Form of Warrant  Purchase  Agreement dated August 9, 1999 between
               Registrant and certain TNCi Warrant holders. (11)

Exhibit
Number                                 Description
------                                 -----------
10.31     -    Registration  Rights  Agreement  dated  August 12, 1999 among the
               Registrant, XCEL Capital, LLC and Elaine Martin. (11)

10.32     -    Registration  Rights  Agreement  dated  August 12, 1999 among the
               Registrant,  Robert E. Benninger,  Jr., Sara Anne Benninger, Will
               Brantley and Elaine Martin. (11)

10.33     -    Form of  Put/Call  Agreement  dated  August 12,  1999  respecting shares issued pursuant to the Warrant Purchase Agreement between the Registrant and certain TNCi Warrant holders. (11)

10.34     -    Employment  Agreement  between the  Registrant  and James W. Fox.
               (11)

10.35     -    Employment Agreement between Global Technologies,  Ltd. and Irwin
               L. Gross, dated October 1, 1999. (12)

10.36     -    Purchase  Agreement between IFT Leasing Limited and International
               Lottery and Totalizator Systems,  Inc. regarding purchase of ILTS
               Datatrak On-Line Turnkey Lottery System, dated September 8, 1999.
               (12)

10.37     -    Facilities  Management  Agreement between IFT Management  Limited and International Lottery and Totalizator Systems, Inc. regarding operational and technical support management of ILTS Datatrak
               On-Line Turnkey Lottery System, dated September 8, 1999. (12)

10.38     -    Guarantee by Global Technologies,  Ltd. of the obligations of IFT
               Leasing  Limited and IFT  Management  Limited  under the Purchase
               Agreement and Facilities Management Agreement, respectively. (12)

10.39     -    Option Agreement between Global  Technologies,  Ltd. and Irwin L.
               Gross, dated October 8, 1999. (13)

10.40     -    Convertible  Preferred  Stock  Purchase  Agreement  among  Global
               Technologies, Ltd. and the Investors Signatory thereto, dated as of February 16, 2000. (14)

10.41     -    Employment  Agreement  between  Robert  Pringle  and The  Network
               Connection, Inc., dated March 6, 2000. (17)

10.42     -    Option   Agreement   between   Robert  Pringle  and  The  Network
               Connection, Inc., dated March 6, 2000. (17)

10.43     -    Registration  Rights  Agreement  between The Network  Connection,
               Inc. and Robert Pringle,  Jay Rosan,  and Richard  Genzer,  dated
               March 6, 2000. (17)

23.00     -    Consent of KPMG. (*)

27.00     -    Financial Data Schedule. (*)

99.01     -    Certificate  of  Designations  of Series B Convertible  Preferred
               Stock of TNCi dated October 23, 1998. (8)

99.02     -    Amendment   dated  as  of  April  29,  1999  to   Certificate  of
               Designations of Series B Convertible Preferred Stock of TNCi. (8)

Exhibit
Number                                 Description
------                                 -----------
99.03     -    Certificate  of  Designations  of Series C Convertible  Preferred
               Stock of TNCi dated as of April 30, 1999. (8)

99.04     -    Certificate  of  Designations  of Series D Convertible  Preferred
               Stock of TNCi dated as of May 5, 1999. (8)

99.05     -    Agreement for the Sale and Purchase of Shares in Inter Lotto (UK)
               Limited dated April 29, 1999 between Crown Leisure Sales Limited and IFT Holdings Limited. (11)

99.06     -    Shareholders Agreement dated April 29, 1999 by and between Norman
               Feinstein & Others and IFT Holdings  Limited and Inter Lotto (UK)
               Limited. (11)

99.07     -    Operating Agreement dated April 29, 1999 between Inter Lotto (UK)
               Limited and IFT Management Limited. (11)

99.08     -    Secured  Promissory  Note dated January 29, 1999 made by TNCi and payable to the order of the Company. (8)

99.09     -    Allonge to Secured Promissory Note dated January 29, 1999. (8)

99.10     -    Second Allonge to Secured  Promissory  Note dated March 19, 1999.
               (8)

99.11     -    Third  Allonge to Secured  Promissory  Note dated March 24, 1999.
               (8)

99.12     -    Fourth Allonge to Secured Promissory Note dated May 10, 1999. (8)

99.13     -    Opinion of  ValueMetrics,  Inc.  addressed  to TNCi dated May 14,
               1999. (8)

99.14     -    Fifth  Allonge to Secured  Promissory  Note dated July 16,  1999.
               (11)

99.15     -    Sixth  Allonge to Secured  Promissory  Note dated August 9, 1999.
               (11)

99.16     -    Seventh Allonge to Secured Promissory Note dated August 24, 1999.
               (11)

99.17     -    Form of  Termination  and  Settlement  Agreement with Yuri Itkis.
               (19)

99.18     -    Form of Termination and Settlement Agreement with Donald Goldman.
               (19)

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

(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1998, filed with the Securities and Exchange Commission on June 5, 1998, File No. 0-25668.
(7) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 1998, filed with the Securities and Exchange Commission on September 15, 1998, File No. 0-25668.
(8) Incorporated by reference from the Registrant's Current Report on Form 8-K dated May 17, 1999, filed with the Securities and Exchange Commission on June 1, 1999, File No. 0-25668.
(9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1999, filed with the Securities and Exchange Commission on June 14, 1999, File No. 0-25668.
(10) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1998, filed with the Securities and Exchange Commission on January 20, 1999, File No. 0-25668.
(11) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the transition period ended June 30, 1999 filed with the Securities and Exchange Commission on October 28, 1999, File No. 0-25668.
(12) Incorporated by reference from the  Registrant's  Quarterly  Report on Form
     10-QSB for the fiscal quarter ended September 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999, File No. 0-25668.
(13) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1999, filed with the Securities and Exchange Commission on February 14, 2000, File No. 0-25668.
(14) Incorporated by reference from the Registrant's Current Report on Form 8-K dated February 16, 2000, filed with the Securities and Exchange Commission on February 28, 2000, File No. 0-25668.
(15) Incorporated by reference from the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 17, 2000, File No. 0-25668.
(16) Incorporated by reference from the Registrant's Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on April 14, 2000, File No. 0-25668.
(17) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 13, 2000, File No. 0-25668.
(18) Incorporated by reference from the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 10, 2000, File No. 0-25668.
(19) Incorporated by reference from the Registrant's Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on August 15, 2000, File No. 0-25668.
(20) Incorporated by reference from the Registrant's Current Report on Form 8-K for the period ended August 18, 2000, filed with the Securities and Exchange Commission on September 5, 2000, File No. 0-25668.

REPORTS ON FORM 8-K

     On September 5, 2000, Global filed a report on Form 8-K regarding the transfer of its interest in Inter Lotto (UK) Limited and termination of existing Operating Agreements between Global or its wholly-owned subsidiaries and Inter Lotto (UK) Limited to operate lotteries on behalf of charities in the Great Britain under Inter Lotto's External Lottery Manager's Certificate.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GLOBAL TECHNOLOGIES, LTD.


Dated: October 5, 2000                  By: /s/ IRWIN L. GROSS
                                            ------------------------------------
                                            Irwin L. Gross
                                            CHIEF EXECUTIVE OFFICER

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                        TITLE                       DATE
         ---------                        -----                       ----

/s/ IRWIN L. GROSS             Chief Executive Officer           October 5, 2000
---------------------------    and Director
Irwin L. Gross


/s/ JAMES W. FOX               President and Director            October 5, 2000
---------------------------
James W. Fox


/s/ PATRICK J. FODALE          Chief Financial Officer           October 5, 2000
---------------------------    (Principal Financial Officer)
Patrick J. Fodale


/s/ CHARLES T. CONDY           Director                          October 5, 2000
---------------------------
Charles T. Condy


/s/ STEPHEN SCHACHMAN          Director                          October 5, 2000
---------------------------
Stephen Schachman


/s/ M. MOSHE PORAT             Director                          October 5, 2000
---------------------------
M. Moshe Porat

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

Independent Auditors' Report.............................................F-2

Consolidated Balance Sheets as of June 30, 2000 and 1999.................F-3

Consolidated Statements of Operations for the Year Ended
 June 30, 2000, the Transition Period Ended June 30, 1999 and
 the Year Ended October 31, 1998 ........................................F-4

Consolidated Statements of Stockholders' Equity and Comprehensive
 Income for the Year Ended June 30, the Transition Period Ended
 June 30, 1999 and the Year Ended October 31, 1998 ......................F-5

Consolidated Statements of Cash Flows for the Year Ended
 June 30, 2000, the Transition Period Ended June 30, 1999 and
 the Year Ended October 31, 1998.........................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-40

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Global Technologies, Ltd. and subsidiaries:


We have audited the accompanying consolidated balance sheets of Global Technologies, Ltd. and subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the year ended June 30, 2000, the Transition Period ended June 30, 1999 and the year ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Global Technologies, Ltd. and subsidiaries as of June 30, 2000 and 1999 and the results of their operations and their cash flows for the year ended June 30, 2000, the Transition Period ended June 30, 1999 and the year ended October 31, 1998, in conformity with accounting principles generally accepted in the United States of America.


                                              /s/ KPMG LLP

Phoenix, Arizona
September 27, 2000, except for Note 20(f) to the consolidated financial statements which is as of October 4, 2000

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,          JUNE 30,
                                                                               2000               1999
                                                                          -------------      -------------
                                     ASSETS
Current assets:
 Cash and cash equivalents                                                $   3,761,301      $  15,521,275
 Restricted cash                                                                766,748          1,412,736
 Investment securities                                                       64,125,000          4,594,751
 Accounts receivable                                                             55,951            128,489
 Notes receivable from related parties                                               --             98,932
 Inventories                                                                         --          1,400,000
 Prepaid expenses                                                               846,957            607,900
 Assets held for sale                                                                --            800,000
 Deferred tax asset                                                          24,439,131                 --
 Other current assets                                                         2,204,803            470,273
                                                                          -------------      -------------
        Total current assets                                                 96,199,891         25,034,356

 Investments                                                                     75,000          5,752,599
 Note receivable from related party                                             117,612             75,000
 Property and equipment, net                                                 17,222,957          1,369,392
 Intangibles, net                                                             6,697,955          7,119,806
 Other assets                                                                 1,412,516             61,468
                                                                          -------------      -------------

        Total assets                                                      $ 121,725,931      $  39,412,621
                                                                          =============      =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                         $   9,956,182      $   2,530,675
 Accrued liabilities                                                          3,516,012          2,292,609
 Deferred revenue                                                                    --            365,851
 Accrued product warranties                                                     141,796                 --
 Notes payable                                                                6,314,129             24,391
 Notes payable to related parties                                               800,000             68,836
                                                                          -------------      -------------
        Total current liabilities                                            20,728,119          5,282,362
Notes payable                                                                 4,000,000          3,467,045
Accrued litigation settlement                                                   875,000          1,843,750
                                                                          -------------      -------------
        Total liabilities                                                    25,603,119         10,593,157
                                                                          -------------      -------------

Minority interest                                                            (1,647,290)         1,165,098

Stockholders' equity:
 Series A 8% Convertible preferred stock, 3,000 shares designated, zero and 3,000 shares issued and outstanding, respectively
  (liquidation preference of $3,600,000)                                             --                 30
 Series C 5% Convertible preferred stock, 1,000 shares designated,
  1,000 and zero shares issued and outstanding, respectively
  (liquidation preference of $10,187,415)                                            10                 --
 Class A common stock, one vote per share, par value $0.01 per share,
  40,000,000 shares authorized; 10,395,075 and 8,151,965 shares
  issued and outstanding, respectively                                          103,952             81,521
 Additional paid-in capital                                                 135,358,848        113,435,479
 Accumulated other comprehensive income                                      84,157,758            (10,107)
 Accumulated deficit                                                       (121,850,466)       (85,658,567)
 Treasury stock, at cost                                                             --           (193,990)
                                                                          -------------      -------------
        Total stockholders' equity                                           97,770,102         27,654,366
                                                                          -------------      -------------

        Total liabilities and stockholders' equity                        $ 121,725,931      $  39,412,621
                                                                          =============      =============

           See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               TRANSITION
                                                             YEAR ENDED       PERIOD ENDED        YEAR ENDED
                                                               JUNE 30,          JUNE 30,         OCTOBER 31,
                                                                2000              1999              1998
                                                            ------------      ------------      ------------
Revenue:
 Equipment sales                                            $  6,983,787      $    875,957      $ 18,038,619
 Service income                                                  413,209           706,504         1,104,342
                                                            ------------      ------------      ------------
                                                               7,396,996         1,582,461        19,142,961
                                                            ------------      ------------      ------------
Costs and expenses:
 Cost of equipment sales                                       4,867,519         1,517,323        15,523,282
 Cost of service income                                          148,221           445,585           238,837
 General and administrative expenses                          19,261,352         6,643,924        11,397,741
 Research and development expenses                                    --                --         1,092,316
 Non-cash compensation expense                                 1,905,419                --                --
 Expenses associated with investments                          1,944,743           550,000                --
 Reversal of warranty, maintenance & commission accrual               --        (7,151,393)               --
 Special charges                                               2,156,205         2,485,660           400,024
 Amortization of intangibles                                     912,553            74,981                --
                                                            ------------      ------------      ------------
                                                              31,196,012         4,566,080        28,652,200
                                                            ------------      ------------      ------------

        Operating loss                                       (23,799,016)       (2,983,619)       (9,509,239)

Other:
 Interest expense                                             (5,948,347)          (74,684)          (11,954)
 Interest income                                                 655,194         1,060,229         2,251,055
 Equity in loss of nonconsolidated affiliates                (10,345,210)         (195,704)               --
 Gain on sale of assets                                               --           133,396                --
 Other income (expense)                                          (14,339)           61,252            10,179
                                                            ------------      ------------      ------------

        Net loss before minority interest                    (39,451,718)       (1,999,130)       (7,259,959)

 Minority interest                                             3,259,819          (376,705)               --
                                                            ------------      ------------      ------------

        Net loss                                            $(36,191,899)     $ (2,375,835)     $ (7,259,959)

Cumulative dividend on preferred stock                          (187,415)          (33,333)               --

Redemption of preferred stock                                    509,183                --                --
                                                            ------------      ------------      ------------

        Net loss attributable to common shareholders        $(35,870,131)     $ (2,409,168)     $ (7,259,959)
                                                            ============      ============      ============
Net loss per share: basic and diluted                       $      (3.64)     $      (0.30)     $      (0.82)
                                                            ============      ============      ============
Weighted average shares outstanding: basic and diluted         9,842,392         8,124,186         8,899,506
                                                            ============      ============      ============

          See accompanying notes to consolidated financial statements.

                    GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                         CLASS A                CLASS B             SERIES A          SERIES C
                                                       COMMON STOCK           COMMON STOCK       PREFERRED STOCK   PREFERRED STOCK
                                                   --------------------   -------------------    ---------------   ----------------
                                                    SHARES       AMOUNT    SHARES      AMOUNT    SHARES   AMOUNT   SHARES    AMOUNT
                                                    ------       ------    ------      ------    ------   ------   ------    ------
Balance as of October 31, 1997                     9,056,009   $ 90,561   1,244,445   $ 12,445       --    $ --        --    $ --
Issuance of common stock pursuant to
 bonus plan                                           93,864        939          --         --       --      --        --      --
Treasury stock purchases (844,667 shares)                 --         --          --         --       --      --        --      --
Comprehensive income (loss):                              --
  Unrealized gains on available for sale
   securities                                             --         --          --         --       --      --        --      --
  Net loss                                                --         --          --         --       --      --        --      --
                                                  ----------   --------  ----------   --------   ------    ----     -----    ----

Balance as of October 31, 1998                     9,149,873   $ 91,500   1,244,445   $ 12,445       --    $ --        --    $ --
Contribute to capital Class B shares held
 in escrow                                                --         --  (1,066,667)   (10,667)      --      --        --      --
Voluntary conversion of Class B shares to
 Class A shares                                      266,667      2,667    (177,778)    (1,778)      --      --        --      --
Exercise of stock options                              2,426         24          --         --       --      --        --      --
Treasury stock purchases (78,600 shares)                  --         --          --         --       --      --        --      --
Issue of Series A preferred stock                         --         --          --         --    3,000      30        --      --
Issue of Class A warrants                                 --         --          --         --       --      --        --      --
Compensation expense                                      --         --          --         --       --      --        --      --
Unearned compensation, net                                --         --          --         --       --      --        --      --
Equity attributable to minority interest                  --         --          --         --       --      --        --      --
Retirement of Treasury Stock                      (1,267,001)   (12,670)         --         --       --      --        --      --
Comprehensive income (loss):                              --
  Unrealized loss on available for sale
   securities                                             --         --          --         --       --      --        --      --
  Net loss                                                --         --          --         --       --      --        --      --
                                                  ----------   --------  ----------   --------   ------    ----     -----    ----

Balance as of June 30, 1999                        8,151,965   $ 81,521          --   $     --    3,000    $ 30        --    $ --
Exercise of stock options                            132,306      1,323          --         --       --      --        --      --
Issuance of stock for purchase of Series Notes       581,415      5,814          --         --       --      --        --      --
Issuance of stock to officers and directors        1,544,250     15,443          --         --       --      --        --      --
Issuance of warrants and stock to third parties
 for services and in connection with financing        22,500        225          --         --       --      --        --      --
Treasury stock purchases                                  --         --          --         --       --      --        --      --
Issuance of Series C preferred stock                      --         --          --         --       --      --     1,000      10
Redemption of Series A preferred stock                    --         --          --         --   (3,000)    (30)       --      --
Conversion of Note Payable to TNCi common stock           --         --          --         --       --      --        --      --
Unit purchase options                                168,897      1,689          --         --       --      --        --      --
TNCi purchase of outstanding warrants                     --         --          --         --       --      --        --      --
Advance under equity purchase agreement                   --         --          --         --       --      --        --      --
Net issuance of TNCi commitment shares associated
 with equity purchase agreement                           --         --          --         --       --      --        --      --
Beneficial conversion on convertible notes                --         --          --         --       --      --        --      --
Compensation expense related to stock option
 modifications                                            --         --          --         --       --      --        --      --
Issuance of warrants to related party                     --         --          --         --       --      --        --      --
Fractional shares paid for stock dividend                (38)        --          --         --       --      --        --      --
Retirement of treasury stock                        (582,530)    (5,825)         --         --       --      --        --      --
Issuance of stock in legal settlements               376,250      3,762          --         --       --      --        --      --
Equity attributable to minority interest                  --         --          --         --       --      --        --      --
Comprehensive income (loss):
  Gain/Loss on foreign currency translation               --
  Net unrealized gain on investments                      --         --          --         --       --      --        --      --
  Unrealized tax benefit of NOL carryforward              --         --          --         --       --      --        --      --
  Net loss                                                --         --          --         --       --      --        --      --
                                                  ----------   --------  ----------   --------   ------    ----     -----    ----

Balance as of June 30, 2000                       10,395,015   $103,952          --   $     --       --    $ --     1,000    $ 10
                                                  ==========   ========  ==========   ========   ======    ====     =====    ====

                                                                       ACCUMULATED
                                                        ADDITIONAL        OTHER                                         TOTAL
                                                         PAID-IN      COMPREHENSIVE    ACCUMULATED      TREASURY     STOCKHOLDERS'
                                                         CAPITAL         INCOME          DEFICIT         STOCK          EQUITY
                                                         -------         ------          -------         -----          ------

Balance as of October 31, 1997                        $112,154,110     $        --    $ (76,022,773)   $        --   $ 36,234,343
Issuance of common stock pursuant to
 bonus plan                                                186,790              --               --             --        187,729
Treasury stock purchases (844,667 shares)                       --              --               --     (2,315,983)    (2,315,983)
Comprehensive income (loss):
  Unrealized gains on available for sale securities             --           6,754               --             --          6,754
  Net loss                                                      --              --       (7,259,959)            --     (7,259,959)
                                                      ------------     -----------    -------------    -----------   ------------

Balance as of October 31, 1998                        $112,340,900     $     6,754    $ (83,282,732)   $(2,315,983)  $ 26,852,884
Contribute to capital Class B shares held
 in escrow                                                  10,667              --               --             --             --
Voluntary conversion of Class B shares to
 Class A shares                                               (889)             --               --             --             --
Exercise of stock options                                    4,220              --               --             --          4,244
Treasury stock purchases (78,600 shares)                        --              --               --       (193,990)      (193,990)
Issue of Series A preferred stock                        4,079,970              --               --             --      4,080,000
Issue of Class A warrants                                  391,802              --               --             --        391,802
Compensation expense                                       120,320              --               --             --        120,320
Unearned compensation, net                                 (73,449)             --               --             --        (73,449)
Equity attributable to minority interest                (1,134,749)             --               --             --     (1,134,749)
Retirement of Treasury Stock                            (2,303,313)             --               --      2,315,983             --
Comprehensive income (loss):
  Unrealized loss on available for sale securities              --         (16,861)              --             --        (16,861)
  Net loss                                                      --              --       (2,375,835)            --     (2,375,835)
                                                      ------------     -----------    -------------    -----------   ------------

Balance as of June 30, 1999                           $113,435,479     $   (10,107)   $ (85,658,567)   $  (193,990)  $ 27,654,366
Exercise of stock options                                  563,386              --               --             --        564,709
Issuance of stock for purchase of Series Notes           1,647,812              --               --             --      1,653,626
Issuance of stock to officers and directors              2,669,495              --               --             --      2,684,938
Issuance of warrants and stock to third parties
 for services and in connection with financing           1,949,223              --               --             --      1,949,448
Treasury stock purchases                                        --              --               --     (1,394,960)    (1,394,960)
Issuance of Series C preferred stock                     9,847,405              --               --             --      9,847,415
Redemption of Series A preferred stock                  (3,570,787)             --               --             --     (3,570,817)
Conversion of Note Payable to TNCi common stock            399,800              --               --             --        399,800
Unit purchase options                                    2,109,430              --               --             --      2,111,119
TNCi purchase of outstanding warrants                     (296,036)             --               --             --       (296,036)
Advance under equity purchase agreement                    447,544              --               --             --        447,544
Net issuance of TNCi commitment shares associated
 with equity purchase agreement                            606,133              --               --             --        606,133
Beneficial conversion on convertible notes               4,000,000              --               --             --      4,000,000
Compensation expense related to stock option
 modifications                                             278,318              --               --             --        278,318
Issuance of warrants to related party                    2,324,195              --               --             --      2,324,195
Fractional shares paid for stock dividend                     (519)             --               --             --           (519)
Retirement of treasury stock                            (1,583,125)             --               --      1,588,950             --
Issuance of stock in legal settlements                     972,409              --               --             --        976,171
Equity attributable to minority interest                  (441,314)             --               --             --       (441,314)
Comprehensive income (loss):
  Gain/Loss on foreign currency translation                     --      (1,369,104)              --             --     (1,369,104)
  Net unrealized gain on investments                            --      61,097,838               --             --     61,097,838
  Unrealized tax benefit of NOL carryforward                    --      24,439,131               --             --     24,439,131
  Net loss                                                      --              --      (36,191,899)            --    (36,191,899)
                                                      ------------     -----------    -------------    -----------   ------------

Balance as of June 30, 2000                           $135,358,848     $84,157,758    $(121,850,466)   $        --   $ 97,770,102
                                                      ============     ===========    =============    ===========   ============

          See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          TRANSITION
                                                                        YEAR ENDED      PERIOD ENDED      YEAR ENDED
                                                                          JUNE 30,         JUNE 30,       OCTOBER 31,
                                                                           2000             1999             1998
                                                                       ------------     ------------     ------------
Cash flows from operating activities:
 Net loss                                                              $(36,191,899)    $ (2,375,835)    $ (7,259,959)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                           2,080,472          394,317        1,338,017
  Provision for doubtful accounts                                                --           30,092            9,869
  Change in inventory valuation allowance                                        --         (892,010)              --
  Equity in loss of nonconsolidated affiliate                            10,345,210          195,704               --
  Non-cash expenses associated with investments                           1,944,743          550,000               --
  Loss applicable to minority interest                                   (3,259,819)         376,705               --
  Special charges                                                         2,156,205        2,365,340         (606,507)
  Gain on sale of Johnny Valet, Inc.                                             --         (133,396)              --
  Loss on sale of assets held for sale                                       37,893               --               --
  Loss on sale of furniture                                                  44,300               --               --
  Non-cash compensation expense                                           1,905,419          139,649               --
  Non-cash expenses                                                       5,729,936               --               --
  Loss on disposals of property and equipment                                    --               --        1,006,531
  Reversal of warranty, maintenance and commission accruals                      --       (7,151,393)              --
 Changes in assets and liabilities, net of acquisition:
  (Increase) decrease in accounts receivable                                 72,538         (560,439)       4,505,074
  (Increase) decrease in inventories                                       (957,625)       1,897,437        5,105,334
  Increase in note receivable                                                    --               --         (447,939)
  Increase in prepaid expenses, other current assets and other assets    (1,907,400)        (152,919)        (532,338)
  Increase (decrease) in accounts payable                                 7,763,641       (1,218,791)      (4,284,167)
  Increase (decrease) in accrued liabilities                                531,826          153,682         (892,345)
  Increase in deferred revenue                                              374,234        1,138,048       (1,930,882)
  Increase (decrease) in accrued product warranties                         141,796               --          758,321
  Decrease in accrued litigation settlement                                (125,000)
                                                                       ------------     ------------     ------------
        Net cash used in operating activities                          $ (9,313,531)    $ (5,243,809)    $ (3,230,991)
                                                                       ------------     ------------     ------------
Cash flows (for) from investing activities:
 Maturities of investment securities                                      1,450,079        1,049,995        2,468,880
 Purchases of investment securities                                      (1,839,643)      (3,891,176)      (4,015,616)
 Sales of investment securities                                           4,994,422        1,913,768               --
 Investments in consolidated affiliates                                 (10,988,268)      (7,572,409)              --
 Payments received on related party note receivable                          42,381          509,391               --
 Issuance of related party note receivable                                       --          (75,000)              --
 Purchases of property and equipment                                    (18,254,276)         (56,255)         (77,013)
 Proceeds from sale of equipment                                            799,638            7,200            3,620
 Proceeds from sale of Donativos                                          1,216,155               --               --
 Proceeds from sale of assets held for sale                                 762,107               --               --
 Decrease (Increase) in restricted cash                                     645,988         (373,425)      (1,039,311)
 Purchase of Johnny Valet, Inc.                                                  --               --         (688,736)
 Proceeds from sale of Johnny Valet, Inc.                                        --          750,000               --
 Payments to purchase Series A, D and E notes                              (610,000)              --               --
                                                                       ------------     ------------     ------------
        Net cash used in investing activities                          $(21,781,417)    $ (7,737,911)    $ (3,348,176)
                                                                       ------------     ------------     ------------
Cash flows from financing activities:
 Issuance of Series C Preferred Stock                                     9,660,000               --               --
 Redemption of Series A Preferred Stock                                  (3,570,817)              --               --
 Net convertible debt borrowings                                          3,985,000               --               --
 Exercise of unit purchase options                                        2,111,119               --               --
 Purchase of treasury stock                                              (1,394,960)        (193,990)      (2,315,983)
 Payments on capital lease obligations                                           --               --          (80,753)
 Payments on notes payable                                                 (790,092)        (201,840)              --
 Net borrowings under Secured Credit Facility                             6,327,730               --               --
 Issuance of stock to directors and officers                              2,684,938               --               --
 Advances under equity purchase agreement                                   500,000               --               --
 Re-purchase of outstanding warrants                                       (296,040)              --               --
 Advances from related party                                                800,000
 Proceeds from issuance of common stock                                          --            4,244               --
 Employee stock option purchases                                            564,710               --               --
 Proceeds from sale of series A 8% Convertible preferred stock, net              --          980,030               --
                                                                       ------------     ------------     ------------
        Net cash provided by (used in) financing activities            $ 20,581,588     $    588,444     $ (2,396,736)
                                                                       ------------     ------------     ------------

 Effect of exchange rate on cash and cash equivalents                    (1,246,614)              --               --
                                                                       ------------     ------------     ------------

        Net decrease in cash and cash equivalents                       (11,759,974)     (12,393,276)      (8,975,903)

Cash and cash equivalents at beginning of period                         15,521,275       27,914,551       36,890,454
                                                                       ------------     ------------     ------------

Cash and cash equivalents at end of period                             $  3,761,301     $ 15,521,275     $ 27,914,551
                                                                       ============     ============     ============

          See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a) DESCRIPTION OF BUSINESS

     Global Technologies, Ltd. (formerly known as Interactive Flight Technologies, Inc.), and subsidiaries (the "Company" or "Global" or "GTL") is a diversified technology-oriented operating company that develops and operates investments in the areas of networking solutions, e-commerce, interactive entertainment, telecommunications and gaming. The most significant of the Company's subsidiaries is The Network Connection, Inc. ("TNCi"). TNCi designs, manufactures, installs and maintains advanced, high-end, high-performance computer servers and interactive, broad-band information and entertainment systems, and procures and provides the content available through the systems. TNCi's targeted markets for its products are hotels and time-share properties, cruise ships, educational institutions and corporate training and passenger trains. TNCi was acquired by the Company effective May 18, 1999. (May 1, 1999 for accounting purposes). Prior to the Transaction with TNCi, the consolidated financial statements for all periods presented included the results of operations of the Company's Interactive Entertainment Division ("IED"), which was the primary business of the Company.

(b) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Global Technologies, Ltd. and its wholly-owned subsidiaries: GTL Subco, Inc., GTL Lottoco, Inc., GTL Investments, GlobalTech Holdings Limited, GTL Management Limited, GTL Leasing Limited, Lottery Sales Company Limited, Interactive Flight Technologies (Gibraltar) Limited, and MTJ Corp.; and the majority-owned and controlled subsidiary TNCi. The ownership interest of minority shareholders in TNCi is recorded as "minority interest" on the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

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

     The equity method of accounting requires that when it is determined that only one party in an investment has any tangible assets at risk, 100% of the equity loss should be recorded by that party without regard to the percent ownership in the investment. The Company determined during the quarter ended December 31,1999 that it retained the majority of the financial risk related to Inter Lotto (UK) Limited ("Inter Lotto") and, accordingly, has recorded against its investment, 100% of the loss incurred by Inter Lotto for the fiscal year ended June 30, 2000.

     All other investments for which the Company does not have the ability to exercise significant influence are accounted for under the cost method of accounting.

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

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial statements. Additionally, such estimates and assumptions affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(d) CHANGE IN FISCAL YEAR END

     As of June 30, 1999, the Company has changed its fiscal year end from October 31 to June 30. Accordingly, the eight-month period resulting from this change, November 1, 1998 through June 30, 1999, is referred to as the "Transition Period".

(e) STOCK SPLITS AND STOCK DIVIDENDS

     On January 5, 2000, the Board of Directors approved a three-for-two stock split to be effected by way of a stock dividend of one share for each two shares of the Company's Class A Common Stock held by stockholders of record as of the close of business February 15, 2000. The dividend was paid on February 29, 2000; fractional shares have been paid out in cash.

     On October 30, 1998, the stockholders of the Company approved a one-for-three reverse stock split on the Company's Class A Common Stock and Class B Common Stock. One share was issued for each three shares of Common Stock held by stockholders of record as of the close of business on November 2, 1998.

     All references to the number of common shares, per share amounts and stock option data elsewhere in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the stock split and dividend for all periods presented prior to the splits.

(f) CASH EQUIVALENTS

     The  Company   considers  all  highly  liquid   investments  with  original
maturities at the date of purchase of three months or less to be cash equivalents.

(g) INVESTMENT SECURITIES

     Investment securities consist of corporate equity securities and debt securities with a maturity greater than three months at the time of purchase. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the equity and debt securities are classified as available-for-sale and carried at fair value, based on quoted market prices. The net unrealized gains or losses on these investments are reported in stockholders' equity. The specific identification method is used to compute the realized gains and losses on the investment securities.

(h) INVENTORIES

     Inventories consisting principally of entertainment network components are stated at the lower of cost (first-in, first-out method) or market. As of June 30, 1999, inventories consisted of $1.4 million of finished goods.

(i) INTANGIBLES

     Intangibles consist of goodwill and trademarks. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is amortized over five years using the straight-line method. Effective May 1, 2000, the Company revised its estimate of the remaining useful life of its goodwill from ten years to five years as a result of economic events which occurred during the period. (See Note 20(e)). Goodwill amortization expense was $896,287 and $73,986 in the year ended June 30, 2000 and the Transition period ended June 30, 1999, respectively. Had the Company assumed a five-year life for goodwill amortization at the Transition date, additional expense of approximately $593,000 (unaudited) would have been recorded for the year-ended June 30, 2000, and approximately $712,000 (unaudited) for each of the remaining years.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Trademarks are stated at fair market value at the date of acquisition and are amortized over ten years using the straight-line method.

     The company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of intangibles may warrant revision or that the remaining balances may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of assets in measuring whether an asset is recoverable. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the intangible to its estimated fair value.

(j) PROPERTY AND EQUIPMENT

     Property and  equipment  are stated at the lower of cost or net  realizable value. Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the underlying lease term or asset life. Guest pay interactive systems consist of equipment and related costs of installation. Construction in progress consists of purchased and manufactured parts of partially installed guest pay interactive systems.

(k) REVENUE RECOGNITION

     The Company's revenue derived from sales and installation of equipment is recognized upon installation and acceptance by the customer. Fees derived from servicing installed systems are recognized when earned, according to the terms of the service contract. Revenue pursuant to contracts that provide for revenue sharing with customers and/or others is recognized in the period the services are purchased by the systems' end users (i.e., a hotel guest). Revenue earned pursuant to extended warranty agreements is recognized ratably over the warranty period.

(l) DEFERRED REVENUE

     Deferred revenue represents cash received on advance billings of equipment sales as allowed under installation and extended warranty contracts.

(m) RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred except for development costs required by a customer contract. Development costs incurred pursuant to contractual obligations are allocated to deliverable units. These development costs are expensed as cost of equipment sales upon installation of the complete product and acceptance by the customer.

(n) WARRANTY COSTS

     The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold with an initial warranty period. Revenue and expenses under extended warranty agreements are recognized ratably over the term of the extended warranty.

(o) IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the potential impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(p) INCOME TAXES

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

(q) NET LOSS PER SHARE

     Basic net loss per share is computed by dividing loss attributable to common stockholders, by the weighted average number of common shares outstanding for the period. Weighted shares for purposes of the loss per share calculation do not include 1,500,000 shares of common stock issuable upon the conversion of Series A 8% Convertible Preferred Stock ("Series A Stock") at June 30, 1999 due to their subsequent redemption, nor 1,600,000 shares placed in escrow at October 31, 1998 due to their contingent issuance and subsequent cancellation. All stock options and warrants outstanding at June 30, 2000, June 30, 1999 and October 31, 1998 have been excluded from the weighted average number of common shares outstanding because their inclusion would have been anti-dilutive.

     In November 1999, the Company redeemed the Series A Stock valued at $4,080,000 for cash of $3,520,000, plus payment of $50,817 for legal fees related to the transaction. The resulting $509,183 discount represents the excess carrying value amount of the preferred stock over the fair value of consideration transferred to the holders of the preferred stock, and must be added back to net loss to arrive at net loss available to common shareholders for determining basic net loss per share. If the Company had recorded this adjustment in previous quarters, basic and diluted net loss per share would have been $(.61) (unaudited) for the three months ended December 31, 1999 and $(.83) (unaudited) for the three months ended March 31, 2000.

(r) STOCK-BASED COMPENSATION

     In accordance with the provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant; accordingly, no compensation expense is recognized. SFAS No. 123 "Accounting for Stock Based Compensation" established accounting and disclosure requirements using fair value based methods of accounting for stock based employee compensation plans. As permitted, the Company has elected to adopt the pro forma disclosure provisions only of SFAS No. 123.

(s) RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 and 1999 consolidated financial statements to conform to the 2000 presentation.

(t) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities", to establish accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. This new standard, as amended by related SFAS Nos. 137 and 138, will be effective for the Company for its fiscal year ending June 30, 2001. The Company is currently evaluating the impact of SFAS No. 133.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB No. 25). This interpretation clarifies the application of APB No. 25 by clarifying the definition of an employee, the determination of non-compensatory plans and the effect of modifications to stock options. This interpretation is effective July 1, 2000 and is not expected to have a material effect on the Company's consolidated financial statements.

(u)  FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's United Kingdom ("UK") subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Assets and liabilities of the subsidiaries are translated into U.S. dollars at current exchange rates. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded directly as a separate component of stockholders' equity. All transaction gains or losses are recorded in the consolidated statement of operations. For the year ended June 30, 2000, the Company recognized a foreign currency transaction loss of $246,938 in general and administrative expenses related to a U.S. dollar denominated obligation of its UK subsidiary, GTL Leasing, Ltd.

(v)  CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, investment securities and accounts receivable. The Company's investment securities consist primarily of 3,000,000 shares of U.S. Wireless Corporation Common Stock, which trades on the Nasdaq National Market. Concentrations of credit risk with respect to accounts receivable result from the Company's current exposure to a limited customer base.

(w)  MINORITY INTEREST

     Minority interest in consolidated subsidiaries represents the minority shareholders' proportionate share of the equity in TNCi. Income or loss is allocated to minority interest based on the weighted average minority shareholders' percentage ownership throughout the period and equity is allocated based on the ownership percentage at year-end. Any difference is recorded as a reallocation of minority interest in the Consolidated Statements of Stockholders' Equity and Comprehensive Income.

(x) COMPREHENSIVE INCOME

     The Company reports comprehensive income and its components in its full set of financial statements in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income consists of net income, unrealized gains on investment securities, and foreign currency translations, and is presented in the Consolidated Statement of Stockholders' Equity and Comprehensive Income; it does not affect the Company's financial position or results of operations.

(2) ACQUISITION OF THE NETWORK CONNECTION, INC.

     On May 11, 1999, the Company acquired from The Shaar Fund, Ltd. ("Shaar") 1,500 shares of Series B 8% Convertible Preferred Stock of TNCi, par value $.01 per share, stated value $1,000 per share (the "TNCi Series B Shares") and cash in the amount of $980,000 (net of $50,000 of legal fees) in exchange for (a) 3,000 shares of the Company's Series A 8% Convertible Preferred Stock, par value $.01 per share, stated value $1,000 per share with an estimated fair value of $4,080,000 and (b) warrants to purchase 131,250 shares of the Company's Class A

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock, par value $.01 per share, at an exercise price of $2.00 per share. In connection with this acquisition, the Company also received an assignment of
(a) certain registration rights under a Registration Rights Agreement dated October 23, 1998 between TNCi and Shaar (the "Registration Rights Agreement") and (b) certain rights of first refusal held by Shaar with respect to future TNCi financings.

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

     On May 9, 2000, pursuant to the indemnification provisions of the Asset Purchase and Sale Agreement, Global notified TNCi of several violations of representation and warranties contained in the Agreement, including undisclosed liabilities. Accordingly, previously recognized fixed assets and unrecorded liabilities were recorded with an adjustment to goodwill of $490,702. These violations require additional shares be issued to Global as compensation. On September 27, 2000 TNCi agreed to issue an additional 270,081 unregistered shares to Global in consideration of the indemnification provisions.

     The Company has consolidated the results of operations of TNCi from the date of acquisition. TNCi is a majority-owned subsidiary of the Company whose ownership, through a combination of the Transaction described above and the Company's purchase of TNCi's Series B Shares and 110,000 shares of TNCi's common stock from third party investors, approximates 79% of TNCi on an if-converted common stock basis.

     The Transaction has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon estimated fair values at the date of acquisition as follows (as adjusted):

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Purchase Price:
        Cash                                                        $ 4,250,000
        Net liabilities of IED contributed                           (4,012,430)
                                                                    -----------
              Total                                                     237,570
                                                                    -----------
       Assets acquired and liabilities assumed:
        Historical book value of net liabilities                     (2,457,723)
       Fair value adjustments:
        Inventory                                                    (1,280,847)
        Property                                                     (1,246,146)
        Other Assets                                                   (430,567)
        Liabilities                                                    (672,506)
                                                                    -----------
             Total fair value of liabilities assumed                 (6,087,789)
                                                                    -----------
       Excess of fair value of TNCi Series B
        8% Preferred Stock and Series C
        8% Preferred Stock over its recorded value                   (1,501,000)
       Purchase of Common Stock of TNCi                                (254,658)
                                                                    -----------
        Excess of purchase price over fair value of net
        Liabilities assumed (goodwill)                              $ 7,605,877
                                                                    ===========

     The excess of fair value of TNCi Series B Shares and Series C Shares is the result of the Company's acquisition of such shares based on the fair value of the Company's Series A 8% Convertible Preferred Stock amounting to $4,080,000, less $980,000 (net of $50,000 of legal fees) cash received and the historical value of $1,549,000 of the Series B 8% Preferred Stock.

     Purchase of 110,000 shares of Common Stock of TNCi from a third party was valued based on the cash consideration paid by the Company for the shares.

     The Pro forma unaudited operations data assuming the TNCi acquisition had taken place on November 1, 1997 is as follows:

                                           TRANSITION
                                          PERIOD ENDED         YEAR ENDED
                                          JUNE 30, 1999     OCTOBER 31, 1998
                                          -------------     ----------------
       Revenue                             $ 1,566,000        $24,146,000
       Net loss                            $11,578,000        $17,590,000
       Net loss per share                  $      1.43        $      1.97

(3) INVESTMENT SECURITIES

     Investments are classified according to the applicable accounting method at June 30, 2000 and 1999. Market value reflects the price of publicly traded securities at the close of business at the respective date. Unrealized gain
(loss) reflects the excess (deficit) of market value over carrying value of publicly traded securities classified as available for sale.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following summarizes the Company's current portion of investments by type at:

                                                        GROSS         GROSS
                                                      UNREALIZED    UNREALIZED
                                       AMORTIZED       HOLDING       HOLDING         FAIR
                                          COST          GAINS        LOSSES          VALUE
                                      -----------    -----------    ---------     -----------
     JUNE 30, 2000
     Available-for-sale:
       Corporate equity securities    $ 3,037,269    $61,087,731    $      --     $64,125,000
                                      ===========    ===========    =========     ===========
     JUNE 30, 1999
     Available-for-sale:
       Corporate debt securities      $ 4,604,858    $        --    $ (10,107)    $ 4,594,751
                                      ===========    ===========    =========     ===========

     Corporate equity securities consist of 3,000,000 shares of U.S. Wireless Corporation Common Stock. Corporate debt securities consist of corporate bonds with a maturity greater than three months at the time of purchase.

     The following summarizes the Company's non-current investments at:

                                                              JUNE 30,
                                                   -----------------------------
                                                      2000               1999
                                                   ----------         ----------
     Equity Affiliates (Approx. ownership %)
       Inter Lotto (UK) Ltd. (27.5%)               $       --         $1,050,775
       Donativos S.A. de C.V. (24.5%)                      --          1,664,555
                                                   ----------         ----------
                                                   $       --         $2,715,330
     Cost Affiliates
       U.S. Wireless Corporation                   $       --         $3,037,269
       Shop4cash.com                               $   75,000         $       --
                                                   ----------         ----------
     Total Non-Current Investments                 $   75,000         $5,752,599
                                                   ==========         ==========

(a) U.S. WIRELESS CORPORATION

     U.S. Wireless Corporation, a Delaware Corporation ("U.S. Wireless") (NASDAQ: USWC), has developed a geographic location system designed to pinpoint the location of wireless telephone subscribers within a wireless network. The system uses proprietary technology developed by U.S. Wireless.

     In March 1999, the Company invested $3 million in U.S. Wireless in exchange for 30,000 shares of Series B Preferred Stock. In March and April 2000, the Company converted its Series B Preferred Stock of U.S. Wireless Corporation into 3,000,000 shares of U.S. Wireless Common Stock. The common stock has not been registered under the Securities Act of 1934 and any sales by the Company are subject to the limitations of Rule 144.

     Due to the expiration of the one-year holding period, the Company can sell its shares of U.S. Wireless Common Stock under Rule 144. As the Company intends to sell all or a portion of these shares, the Company changed its method of accounting for this investment from the cost method to classifying the investment as available-for-sale carried at fair market value as of March 31, 2000. Unrealized gains on this investment are reflected as a separate component of stockholders' equity. At June 30, 2000 the market price of U.S. Wireless Common Stock was $21.375 per share, resulting in a total fair market value of $64,125,000. Changes in the market price of U.S. Wireless Common Stock will result in future adjustments to unrealized gains or losses on this investment. As of September 25, 2000, the market price per common share of U.S. Wireless Common Stock was $16.81, resulting in a fair market value of $50.4 million.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) INTER LOTTO (UK) LIMITED

     In May 1999, the Company completed the acquisition of a 27.5% equity interest in Inter Lotto through its wholly-owned subsidiary, GlobalTech Holdings Limited, a UK company ("GlobalTech Holdings"). The Company accounts for this investment under the equity method. The balance of the shares of Inter Lotto are owned by seven shareholders.

     Inter Lotto has a license granted by the Gaming Board for Great Britain to operate daily lotteries on behalf of charities throughout the UK. Through an Operating Agreement between Inter Lotto and GTL Management Limited, a UK company and wholly-owned subsidiary of GlobalTech Holdings ("GTL Management"), GTL Management manages the operations of the lotteries and Inter Lotto retains responsibility for regulatory issues, charity recruiting and certain other functions as required under the gaming laws. GTL Management developed and installed a network of gaming terminals and a central operating center to operate the lotteries and markets and operates the lottery, including selecting the game and managing the network. In exchange, GTL Management retains a portion of the revenues generated from lottery ticket sales.

     In December 1999, the Company determined that it retains the majority of the financial risk related to Inter Lotto and, accordingly, has recorded against its investment, 100% of the loss incurred by Inter Lotto for the fiscal year ended June 30, 2000.

     On August 18, 2000 the Company transferred its equity interest in Inter Lotto back to existing shareholders of Inter Lotto in exchange for a nominal amount, the termination of the existing Operating Agreement with GTL Management, the continued use of the Inter Lotto lottery license through December 31, 2000 and the repayment of certain Value Added Tax rebates owed to GTL Management. As such, the Company wrote off its investment as of June 30, 2000 in Inter Lotto of $684,685, consisting of working capital advances, notes receivable and capitalized acquisition costs. (See Note 6.)

     During the year ended June 30, 2000 and the Transition Period ended June 30, 1999, the Company recorded its proportionate share of losses of Inter Lotto and Equity Goodwill amortization of $10,204,125 and $167,493 respectively, which have been recorded as equity in loss of non-consolidated affiliates in the consolidated statements of operations.

(c) DONATIVOS S.A. DE C.V.

     Donativos S.A. de C.V. ("Donativos") is a Mexican corporation formed for the purpose of operating a gaming and entertainment center in Monterrey, Nuevo Leon, Mexico.

     In May 1999, the Company, through its wholly-owned subsidiary, Interactive Flight Technologies (Gibraltar) Limited, a Gibraltar company ("IFT Gibraltar"), loaned $1,632,000 to Donativos in exchange for a 24.5% interest in the venture. The Company accounted for this investment under the equity method. In addition to IFT Gibraltar, other partners in the venture included Regal Gaming and Entertainment, Inc., a Minnesota corporation ("Regal Gaming"), which also had a 24.5% interest, and a Mexican national, who had a 51% interest. The IFT Gibraltar loan had an annual interest rate equal to the Prime Rate plus three percent (3%) and a maturity date of April 30, 2001. The Company had also provided a letter of credit in the amount of $913,445 to secure repayment of the purchase price of certain gaming equipment acquired by IFT Gibraltar and leased to Donativos. In addition to its 24.5% equity interest in Donativos, in consideration for making the loan and providing the letter of credit, the Company was to receive 25% of all of the profits generated by Donativos.

     In the quarter ended December 31, 1999, the Company determined that the value of its investment in Donativos had been permanently impaired. Donativos was not generating sufficient profits to meet its obligations to the Company under the loan and equipment financing agreements and, therefore, its ability to continue as a "going concern" was in doubt. At that time the equity investment

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was written off and a reserve for the full amount of the loans and subsequent advances to Donativos was recorded, resulting in a charge to income of $1.5 million. On April 14, 2000, the Company entered into an agreement pursuant to which on May 10, 2000 the Company received $2.0 million from Donativos in return for cancellation of the debt owed by Donativos to IFT Gibraltar and the transfer of the equity that Global and Regal Gaming held in Donativos to the majority shareholder of Donativos. The transaction also involved an exchange of general releases and transfer of title to the equipment in the gaming center in Monterrey, Mexico from IFT Gibraltar to Donativos. The Company reversed $1.2 million of the prior loan reserve. In addition, in February 2000, the Company paid the gaming equipment purchase obligation in full and cancelled the letter of credit.

     During the year ended June 30, 2000 and the Transition Period ended June 30, 1999, the Company recorded its proportionate share of losses of Donativos and Equity Goodwill amortization of $141,085 and $28,211, respectively, which have been recorded as equity in loss of non-consolidated affiliates in the consolidated statements of operations.

(d) SHOP4CASH.COM, INC.

     On November 23, 1999 the Company acquired 500,000 shares, or approximately 4% of Shop4Cash.com, Inc. ("Shop4Cash") at a price of $2.00 per share. Shop4Cash is a privately held, cash incentive based, Internet shopping portal. Global has registration rights in connection with these shares. The investment is being recorded at cost.

     In July 2000, Shop4Cash decided to implement certain changes to its existing business model in order to create additional value for its merchant base. In September 2000, Shop4Cash signed a letter of intent for the purpose of merging with an on-line credit card services provider. This anticipated merger would create an e-commerce platform servicing both consumers and the Shop4Cash merchant base. The post-merger entity would offer merchants on-line credit card processing and transaction services in addition to the existing services of the Shop4Cash website.

     Concurrently with the proposed merger, Shop4Cash is seeking additional financing for working capital purposes of $300,000 from a group of its current stockholders, which includes the Company. It plans to raise these additional funds through the sale of common stock and has accepted subscription agreements for the full $300,000. The Company determined it necessary to write-down its investment in Shop4Cash by $925,000 as of June 30, 2000, (which does not include the shares to be purchased in the recent financing round) to $75,000 to reflect a permanent impairment of its previous investment.

(4) RESTRICTED CASH

     At June 30, 2000 and 1999, the Company held restricted cash of $766,748 and $1,412,736, respectively. The Company held $475,915 and $446,679 as of June 30, 2000 and 1999, respectively, in a trust fund for payments, which may be required under severance agreements with one former executive of the Company. At June 30, 2000 restricted cash also included $290,833 held in a certificate of deposit with a commercial bank as collateral for a letter of credit issued to secure a lease for the Company's offices in New York. At June 30, 1999, restricted cash also included $52,612 held in trust for severance payments to three former executives of the Company and $913,445 held in a certificate of deposit with a commercial bank as collateral for a letter of credit issued to secure repayment of gaming equipment purchased by IFT Gibraltar and leased to Donativos. In February 2000, the Company paid for the equipment purchases in full, cancelled the letter of credit and had the restricted cash returned to the Company.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) ASSETS HELD FOR SALE

     In connection with the acquisition of TNCi, the Company relocated the corporate offices and production capabilities of TNCi to its Phoenix, Arizona offices. Accordingly, as of June 30, 1999, certain assets were recorded at their net realizable value and classified as assets held for sale. In September 1999, TNCi sold one of its two buildings in Alpharetta, Georgia. The net proceeds of approximately $390,000 from the sale, plus additional cash of approximately $80,000, was used by the Company to repay a note payable due April 2001, in the principal amount of $470,000. The sale of the second building occurred in November 1999. The net proceeds of approximately $367,000 from the sale were used to retire a note payable due 2009 in the principal amount of $220,508.

 (6) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                          JUNE 30,
                                             --------------------------------
                                                 2000                1999
                                             ------------        ------------
     Leasehold improvements                  $    831,388        $    261,668
     Purchased software                           188,476             149,703
     Furniture                                    414,890             173,460
     Equipment                                 15,090,614           1,700,462
     Guest Pay Interactive Systems:
      Installed                                   467,885                  --
      Construction in progress:
       System components                          967,215                  --
       Work in progress                         1,009,907                  --
                                             ------------        ------------
                                               18,970,375           2,285,293
     Less accumulated depreciation
      and amortization                         (1,747,418)           (915,901)
                                             ------------        ------------
                                             $ 17,222,957        $  1,369,392
                                             ============        ============

     On August 18, 2000, the Company transferred its equity interest in Inter Lotto back to the existing shareholders of Inter Lotto and terminated the Operating Agreements between GTL Management and Inter Lotto. The Company has continued use of the Inter Lotto lottery license through December 31, 2000, and is currently evaluating strategic alternatives for the use of the lottery network. The network consists of a central computer system and approximately 3,000 gaming terminals placed with third party retailers remotely connected to the central system via wireless equipment. The base cost of the system was approximately $12.3 million, of which approximately $2.9 million has yet to be paid as of June 30, 2000. The balance outstanding is accruing interest at a rate of one and one-half percent per month. Pending its review of its strategic alternatives for the network, the Company is evaluating the carrying value of the network equipment. During the fiscal first quarter ending September 30, 2000, the Company may be required to record an impairment loss and adjust the carrying value of the equipment to fair value. The impairment loss may have a material effect on the financial statements.

     During the year ended October 31, 1998, the Company recorded equipment write-offs of $1,006,532, which are included in special charges on the consolidated statement of operations. The write-offs are principally related to excess computers, furniture and other equipment that the Company is not utilizing.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) INTANGIBLES

     Intangibles consist of the following:

                                                          JUNE 30,
                                             --------------------------------
                                                 2000                1999
                                             ------------        ------------
     Goodwill                                 $ 7,605,876         $ 7,115,174
     Trademarks                                    79,613              79,613
                                              -----------         -----------
                                                7,685,489           7,194,787
     Less accumulated amortization               (987,534)            (74,981)
                                              -----------         -----------
                                              $ 6,697,955         $ 7,119,806
                                              ===========         ===========

 (8) ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                          JUNE 30,
                                             --------------------------------
                                                 2000                1999
                                             ------------        ------------

     Due to related parties (See Note 15)     $1,419,716          $1,891,123
     Other accrued expenses                    2,096,296             401,486
                                              ----------          ----------
                                              $3,516,012          $2,292,609
                                              ==========          ==========

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) NOTES PAYABLE

     Notes payable consists of the following:

                                                                                            JUNE 30,
                                                                                  ---------------------------
                                                                                     2000             1999
                                                                                  -----------     -----------
     Secured Credit Facility due on demand, interest
      at LIBOR plus 1.25%                                                         $ 6,309,385     $        --
     Secured Convertible Notes due December 7, 2001, interest
      at 6%, convertible into common stock of the Company                           4,000,000              --
     Series A, D and E Notes                                                               --       2,386,048
     Note payable due September 5, 1999, interest at 7%, convertible into
      TNCi common stock at the option of the Company                                       --         400,000
     Note payable due in varying installments through 2009, interest at
      Prime plus 2%, collateralized by certain certain commercial property
      and personally guaranteed by two shareholders                                        --         220,508
     Note payable due and payable April 19, 2001, interest at 16% payable
      monthly, collateralized by certain commercial property                               --         470,000
     Notes payable due in varying installments through 2000, interest ranging
      from 6.9% to 11% collateralized by vehicles                                       4,744          14,880
                                                                                  -----------     -----------
             Total                                                                 10,314,129       3,491,436
     Less current portion                                                           6,314,129          24,391
                                                                                  -----------     -----------
                                                                                  $ 4,000,000     $ 3,467,045
                                                                                  ===========     ===========

     Aggregate maturities of notes payable as of June 30, 2000 are as follows:

              2001                      $ 6,314,129
              2002                        4,000,000
                                        -----------
                                        $10,314,129
                                        ===========

(a) SECURED CREDIT FACILITY

     On April 5, 2000, the Company entered into a line of credit facility with Merrill Lynch in which Merrill Lynch agreed to advance up to $10.0 million based upon a percentage of the value of securities pledged as collateral to secure amounts drawn under the line of credit (the "Secured Credit Facility"). Principal amounts borrowed under the line, together with accrued interest at an annual rate equal to the London Inter-bank Offer Rate (LIBOR) (7.214% at June 30, 2000) plus 1.25%, are payable upon demand by Merrill Lynch. As of June 30, 2000, approximately $6.3 million was outstanding under the Secured Credit Facility. To secure such borrowing, the Company has pledged to Merrill Lynch 1,000,000 shares of common stock of U.S. Wireless held by the Company.

     If the amount owed under the Secured Credit Facility at any time exceeds 35% of the market value of the shares of common stock of U.S. Wireless pledged to Merrill Lynch, the Company will be subject to a maintenance call which would require the Company to pledge additional securities which are acceptable to Merrill Lynch as collateral or require the Company to reduce the outstanding balance owed under the Secured Credit Facility through payment in cash. On May 2, 2000, Merrill Lynch issued a maintenance call for approximately $1.4 million to the Company. This maintenance call was waived until May 12, 2000, when the Company reduced the outstanding balance by $1.9 million from the proceeds of the sale of its equity interest in Donativos and the gaming equipment leased to Donativos. Beginning on May 24, 2000, Merrill Lynch issued a series of maintenance calls requiring a reduction in the balance owed of approximately $900,000. The final maintenance calls were subsequently satisfied by a pledge of

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional collateral with a market value of approximately $1.6 million, pledged by Irwin L. Gross, the Company's Chairman and Chief Executive Officer. As of June 30, 2000, the market value of the shares of common stock of U.S. Wireless was sufficient to maintain the outstanding balance owed under the Secured Credit Facility, and Mr. Gross' collateral was released.

     In July and August 2000, Merrill Lynch issued a series of maintenance calls requiring a reduction in the balance owed of approximately $1.2 million. The maintenance calls were subsequently secured by pledges of additional collateral with a total market value of approximately $2.7 million, pledged by Mr. Gross. As of September 25, 2000, the outstanding balance of the Secured Credit Facility was approximately $7.0 million, and Mr. Gross' collateral remains pledged to Merrill Lynch to secure the credit facility.

     In connection with the pledges of his collateral to meet the maintenance calls, Mr. Gross was granted warrants to purchase 553,978 shares of the Company's Class A Common Stock based upon the amount of collateral pledged and the closing market price of the stock on the date of each pledge. The Company recorded non-cash interest expense of $1,526,527 for the year ended June 30, 2000, related to the estimated fair value of the warrants granted for the collateral pledged as of June 30, 2000.

(b) SECURED CONVERTIBLE NOTES

     On June 8, 2000, the Company issued $4.0 million of secured convertible notes to Advantage Fund II Ltd. and Koch Investment Group, Ltd. (the "Secured Convertible Notes"). The notes bear interest at 6% per annum and mature on December 7, 2001. The notes are convertible into shares of the Company's Class A Common Stock at a conversion price of $2 per share, subject to customary adjustments. To secure such borrowing, the Company pledged 1,000,000 shares of common stock of U.S. Wireless to the holders of the notes. An event of default under the notes occurs if U.S. Wireless common stock trades at less than $5.00 per share at any time during each of five trading days (which need not be consecutive) within any consecutive 30-day period and certain other conditions are met. A default under the notes would allow the holders to accelerate repayment of the notes. The failure to repay on an accelerated basis in a default situation could result in the liquidation of the pledged shares of U.S. Wireless Common Stock.

     At the date of issuance, the conversion rate of the Secured Convertible Notes was lower than the market price of the Company's stock at issuance, and as such the notes have an embedded beneficial conversion feature. The Secured Convertible Notes can be converted at any time prior to redemption. Therefore, the Company recorded interest expense of $4.0 million related to the beneficial conversion feature.

     On July 7, 2000, the Company redeemed $2.0 million of the principal amount of the Secured Convertible Notes. In connection with this redemption, the lenders released to the Company 500,000 shares of U.S. Wireless common stock previously held as collateral. The notes require that in connection with such redemption the Company issue warrants for 125,000 shares, in the aggregate, of its Class A Common Stock to the holders of the notes. These warrants have a four-year term and an exercise price of $4.00 per share.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) SERIES NOTES

     The Series A, D and E Notes ("Series Notes") were issued by TNCi in 1998 prior to the Transaction. The Series Notes all had original maturities of approximately 135 days with interest at approximately 7% to 8% per annum. TNCi could choose to repay such Notes in cash subject to a payment charge equal to approximately 7% of the face amount of the Note or TNCi could elect to convert the Series Notes into TNCi preferred stock which is convertible into common stock at various discounts. In July and August 1999, the Company purchased all of the Series A and E Notes and the Series D Notes respectively, from the holders of such notes. Concurrent with such purchase by the Company, TNCi executed several allonges to the Secured Promissory Note, which cancelled such Series Notes and rolled the principal balance, plus accrued interest, penalties and redemption premiums on the Series Notes into the principal balance of the Secured Promissory Note. Subsequent to May 18, 1999, Global had also advanced working capital to TNCi in the form of intercompany advances. In August 1999, TNCi executed an allonge to the Secured Promissory Note which rolled the intercompany advances into the principal balance of the Secured Promissory Note and granted Global the ability to convert the Secured Promissory Note directly into shares of TNCi's Common Stock, without first converting to TNCi Series C share, as an administrative convenience.

     On August 24, 1999, the Board of Directors approved the conversion of the Secured Promissory Note into shares of the TNCi's Common Stock at a 33% discount to the market price of the common stock. Such conversion, to the extent it exceeded approximately one million shares of the TNCi's Common Stock on August 24, 1999, was contingent upon receiving shareholder approval to increase the authorized share capital of the TNCi. This increase in authorized share capital was subsequently approved at the September 17, 1999 Special Meeting of TNCi's shareholders. Accordingly, in December 1999, TNCi issued 4,802,377 shares of its Common Stock to Global based on the conversion date of August 24, 1999.

(d) OTHER NOTES PAYABLE

     In October 1999, the convertible note payable due September 5, 1999 was converted into 200,000 shares of TNCi's common stock at $2 per share.

     In September 1999, TNCi sold one of its two buildings in Alpharetta, Georgia. The net proceeds of approximately $390,000 from the sale, plus additional cash of approximately $80,000, was used by the Company to repay the note payable due April 2001, in the principal amount of $470,000. The sale of the second building occurred in November 1999. The net proceeds of approximately $367,000 from the sale were used to retire the note payable due 2009 in the principal amount of $220,508.

(10) NOTES PAYABLE TO RELATED PARTY

     In May and June 2000, The Gross Charitable Unit Trust and The Gross Charitable Annuity Trust (together the "Trusts"), advanced a total of $800,000 to TNCi for working capital purposes. An additional $250,000 was advanced to TNCi in July 2000. On September 12, 2000, the advances to TNCi were converted into two promissory notes, each in the amount of $525,000, issued to each Trust by TNCi. The notes mature on December 31, 2000 and bear interest at 9.0%. The Trusts are controlled by the Company's Chairman and Chief Executive Officer, Irwin L. Gross.

     In August and September 2000 the Trusts also advanced a total of $800,000 to Global for working capital purposes. On September 22, 2000, the advances were converted into two promissory notes, each in the amount of $400,000, issued to each Trust by Global. The notes mature on December 31, 2000 and bear interest at 9.0%.

     In connection with the execution of the promissory notes, each Trust was granted warrants to purchase 99,159 shares of the Company's Class A Common Stock and 155,780 shares of TNCi Common Stock based upon the amount advanced and the closing market price of each stock on the date of each advance. The Company recorded deferred financing cost of $797,668, of which $136,743 was amortized into interest expense for the year ended June 30, 2000.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) STOCK OPTION PLANS

     In October 1994, the Company adopted a Stock Option Plan (the 1994 Plan), which provides for the issuance of both incentive and nonqualified stock options to acquire up to 300,000 shares of the Company's Class A Common Stock. In November 1996, the Company amended and restated the 1994 Plan to increase the maximum shares that may be issued and sold under the plan to 1,200,000. The Company has granted options to purchase stock to various parties. All options were issued at a price equal to or greater than the market price of the Company's common stock at the date immediately prior to the grant and have a term of ten years. Options generally become exercisable after one to four years at the discretion of the Board of Directors. During fiscal 2000, the Board of Directors resumed authorizing stock option grants from the 1994 Plan, and 530,000 stock options with up to a four-year vesting period were granted at exercise prices ranging from $1.833 to $16.375. As of June 30, 2000, 338,875 stock options under the 1994 Plan remained available for grant. During fiscal 1999 no stock options were granted under the Plan.

     In June 1997, the Company  established the 1997 Stock Option Plan (the 1997
Plan). Options exercisable for a total of 750,000 shares of the Company's Class A common stock are issuable under the 1997 Plan. The 1997 Plan is administered by the Board of Directors of the Company (or a committee of the Board), which determines the terms of options granted under the 1997 Plan, including the exercise price and the number of shares subject to the option. The 1997 Plan provides the Board of Directors with the discretion to determine when options granted thereunder shall become exercisable. During fiscal 2000, no stock options were granted under the 1997 Plan. As of June 30, 2000, 108,313 stock options under the 1997 Plan remained available for grant. During fiscal 1999, 316,047 stock options with up to a four-year vesting period were granted at exercise prices ranging from $1.125 to $1.917.

     On February 10, 1998, the Company adopted a plan to reduce the exercise price on the stock options under the Company's 1994 and 1997 Plans on specified dates to $1.75 provided the holder was still an active employee on the repricing date. The exercise price on one-half of each outstanding option was reduced to $1.75 on October 10, 1998 pursuant to the plan. A similar reduction in the exercise price for the remaining half of the options occurred on April 10, 1999, provided the option holder was still employed by the Company at that time.

     In September 1999, the Company reduced the exercise price per share of 45,000 stock options granted to a former director of the Company under the 1994 Plan to $3.00 per share and extended the exercise period to the expiration date of the stock options pursuant to the settlement of a technology licensing agreement with Fortunet, Inc. (See Note 15.)

     On October 8, 1999, the Compensation Committee of the Board of Directors of the Company recommended, and the Board approved, an option grant to purchase up to 1,500,000 shares of Global's Class A Common Stock to Mr. Irwin L. Gross, Chairman and Chief Executive Officer of the Company. One quarter of these options vested immediately and one quarter vest over each of the next three years. The remaining half vest on the sixth anniversary of the date of grant, subject to acceleration to a three-year schedule in the event of the achievement of certain performance goals. The exercise price of the options is equal to the closing market price of the Company's Common Stock on the day prior to grant. The options expire in October 2009.

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

     Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 TRANSITION
                                                YEAR ENDED      PERIOD ENDED      YEAR ENDED
                                                 JUNE 30,          JUNE 30,       OCTOBER 31,
                                                   2000              1999            1998
                                               ------------      -----------      -----------
     Net loss:
       As reported                             $(35,870,135)     $(2,409,168)     $(7,259,959)
                                               ============      ===========      ===========
       Pro forma (unaudited)                   $(38,330,112)     $(2,880,868)     $(7,666,463)
                                               ============      ===========      ===========
     Basic and diluted net loss per share:
       As reported                             $      (3.64)     $     (0.30)     $     (0.82)
                                               ============      ===========      ===========
       Pro forma (unaudited)                   $      (3.89)     $     (0.35)     $     (0.86)
                                               ============      ===========      ===========

     Pro forma net losses reflect only options granted during the fiscal year ended 2000, the Transition Period ended 1999, and in fiscal years ended 1998, 1997, and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to November 1995 are not considered under SFAS No. 123.

     For purposes of the SFAS No. 123 pro forma net loss and net loss per share calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended June 30, 2000, the Transition Period ended June 30, 1999 and the year ended October 31, 1998:

                                                   TRANSITION
                                  YEAR ENDED      PERIOD ENDED      YEAR ENDED
                                   JUNE 30,          JUNE 30,       OCTOBER 31,
                                     2000              1999            1998
                                 ------------      -----------      -----------
     Dividend yield                    0%                0%               0%
     Expected volatility           169.7%            100.0%            71.6%
     Risk free interest rate        6.02%             5.67%            5.65%
     Expected lives (years)          5.0               5.0              5.0

     Activity related to the stock option plans is summarized below:

                                                                             TRANSITION
                                                       YEAR ENDED           PERIOD ENDED             YEAR ENDED
                                                     JUNE 30, 2000          JUNE 30, 1999         OCTOBER 31, 1998
                                                  --------------------   --------------------   --------------------
                                                              WEIGHTED               WEIGHTED               WEIGHTED
                                                   NUMBER     AVERAGE      NUMBER    AVERAGE     NUMBER     AVERAGE
                                                     OF       EXERCISE       OF      EXERCISE      OF       EXERCISE
                                                   SHARES      PRICE       SHARES     PRICE      SHARES      PRICE
                                                   ------      -----       ------     -----      ------      -----
     Balance at the beginning of year period      1,123,719   $ 8.49     1,028,415   $11.61     1,066,076   $16.10
      Granted                                     2,075,000     2.26       316,046     1.29       360,748     2.01
      Exercised                                    (132,306)    2.49        (2,425)    1.75            --       --
      Cancelled/Forfeited                          (264,953)   14.28      (218,317)   14.79      (398,409)   14.62
                                                 ----------             ----------             ----------
     Balance at the end of year                   2,801,460     3.45     1,123,719     8.49     1,028,415    11.61
                                                 ==========             ==========             ==========
     Exercisable at the end of year                 788,725     6.60       539,210    15.35       639,467    16.47
                                                 ==========             ==========             ==========
     Weighted-average fair value of option
      granted during the period                  $     2.15             $      .93             $     1.27
                                                 ==========             ==========             ==========

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the status of outstanding stock options as of June 30, 2000:

                                OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                       --------------------------------------    ----------------------
                                        WEIGHTED
                                        AVERAGE      WEIGHTED                  WEIGHTED
                        NUMBER OF      REMAINING     AVERAGE      NUMBER OF    AVERAGE
        RANGE OF         OPTIONS      CONTRACTUAL    EXERCISE      OPTIONS     EXERCISE
     EXERCISE PRICES   OUTSTANDING    LIFE (YEARS)   PRICE       EXERCISABLE    PRICE
     ---------------   -----------    ------------   -----       -----------    -----
     $ 1.13 - $ 4.58    2,567,460        8.67        $ 2.13        589,725     $ 2.04
     $11.00 - $16.38       35,500        9.71         16.30            500      11.00
     $19.75               150,000        6.17         19.75        150,000      19.75
     $22.00 - $28.75       48,500        5.63         22.84         48,500      22.84
                        ---------                                 --------
                        2,801,460                                  788,725
                        =========                                 ========

     At the discretion of the Board of Directors, the Company may allow optionees to elect to receive shares equal to the market value of the option, in lieu of delivery of the exercise price in cash. The market value of the shares issued is charged to compensation expense. There were no cashless exercises of options during the year ended June 30, 2000.

(12) BENEFIT PLAN

     The Company has adopted a defined contribution benefit plan (the "Plan") that complies with section 401(k) of the Internal Revenue Code and provides for discretionary Company contributions. Employees who complete three months of service are eligible to participate in the Plan. The Company did not make any contributions to the Plan for the year ended June 30, 2000, the Transition Period ended June 30, 1999, nor the year ended October 31, 1998.

(13) STOCKHOLDERS' EQUITY

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

(a) COMMON STOCK

     In November 1999, the Company issued 1,544,250 shares of its Class A Common Stock at $1.74 per share for total proceeds of approximately $2,685,000 in a private placement transaction with several employees, officers and directors of the Company. The price per share was based upon the closing market price of the Company's Common Stock on the date the Board of Directors approved the sale. The shares of common stock have not been registered under the Securities Act of 1933 and no registration rights were granted.

     In February 2000, the Company repurchased 464,630 shares of its Class A Common Stock issued to former noteholders of TNCI's Series Notes for $1,394,960. The shares of the common stock were issued in connection with the purchase of the Series Notes. Pursuant to the purchase agreement, the Company exercised a call option for the shares of common stock at prices averaging $3.00 per share. The repurchased shares were retired from treasury stock.

     In connection with a stock repurchase program authorized by the Board of Directors on December 17, 1997, the Company purchased a total of 1,267,000 shares of the Company's Class A Common Stock in open market activities at a total cost of $2,315,983 through October 31, 1998. On October 30, 1998, the Board of Directors authorized another repurchase program whereby the Company may repurchase up to 1,000,000 shares of its Class A Common Stock on the open market. On January 11, 1999, the Company retired all 1,267,000 shares of Class A Common Stock described above. As of June 30, 1999, the Company had repurchased

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an additional 117,900 shares at prices ranging from $0.99 to $1.96 per share for a total cost of $193,990. On March 16, 2000, the Company retired all 117,900 of these shares from Treasury Stock.

(b) PREFERRED STOCK

     On May 10, 1999, the Company issued 3,000 shares of Series A Stock; stated value $1,000 per share and liquidation value of 120% of stated value. The holder of Series A Stock is entitled to receive, when, as and if declared by the Board of Directors, an annual cumulative dividend of $80 per share payable quarterly in cash or common stock. At the option of the Holder, beginning 180 days after the issue date, each share of Series A Stock is convertible into common stock at a price equal to $2.00 per share. The Company may redeem the Series A Stock at prices ranging from 105% to 120% of stated value, plus accrued and unpaid dividends beginning from 180 days and ending 360 days from the issue date. On November 16, 1999, the Company redeemed the Series A Stock for approximately $3.57 million, consisting of its stated value of $3 million, plus accrued and unpaid dividends of approximately $120,000 and a redemption premium of approximately $450,000.

      Series B 8% Convertible Preferred Stock ("Series B Stock"); stated value $1,000 per share is entitled to one vote for each share of common stock into which it may convert. The Series B Stock is entitled to the same dividends as the Series A Stock. Each share of Series B Stock is generally convertible into Common Stock at an amount equal to the lower of; i) 82% of the Market Price, as defined in the Certificate of Designation; ii) $3.00 per common share, or; iii) 118% of the closing bid price on NASDAQ as defined. There are no shares of Series B Stock issued or outstanding.

     On February 16, 2000, Global issued 1,000 shares of Series C 5% Convertible Preferred Stock ("Series C Stock") and callable warrants in return for net proceeds of $9.7 million. The preferred stock has a stated value of $10,000 per share and carries a 5% cumulative dividend payable quarterly in cash or in kind. As of June 30, 2000, cumulative dividends totaling $187,415, and have been paid in kind. The preferred stock converts into Class A Common Stock at a conversion price of $15.21 per share, representing 120% of the average closing bid prices thereof over the five trading days beginning March 1, 2000 (the "Fixed Conversion Price") as adjusted for certain dilutive events. Nine months after funding, and every three months thereafter, the conversion price resets to the lesser of the Fixed Conversion Price or 100% of the average of the four low trading prices over the course of the preceding 20 trading days. On April 14, 2000 the Company registered the Class A Common Stock into which the preferred stock and warrants are convertible or exercisable, as the case may be. Additionally, the Company may redeem the preferred stock for a premium under certain circumstances. As of September 25, 2000 the Series C Stock represented approximately 6.2% of the common stock of the Company on a fully converted basis.

(c) ESCROW SHARES

     As a condition of the Company's initial public offering in March 1995, the underwriter required that an aggregate of 1,600,000 shares of the Company's Class B common stock be designated as escrow shares. The escrow shares are not assignable or transferable until certain earnings or market price criteria have been met. As of January 31, 1999, such criteria had not been met and the shares were cancelled.

(d) UNIT PURCHASE OPTIONS

     In connection with the Company's March 6, 1995 public offering, the Company issued 140,000 Unit Purchase Options to designees of D. H. Blair Investment Banking Corporation for their role as underwriters of the offering. Each Unit Purchase Option was exercisable into one share of Class A Common Stock, One Class A Warrant and One Class B Warrant at an exercise price of $12.00 per share. Each Class A Warrant was exercisable into one share of Class A Common Stock and one additional Class B Warrant at an exercise price of $13.71 per share (as adjusted for certain dilutive events). Each Class B Warrant was exercisable into one share of Class A Common Stock at an exercise price of $19.10 per share (as adjusted for certain dilutive events). At the option of the holders of the Unit Purchase Options, the holder could elect to receive shares equal to the market value of the option in lieu of delivery of the exercise price in cash ("cashless exercise"). The options and underlying warrants were set to expire March 6, 2000.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Prior to March 6, 2000 all Unit Purchase Options were exercised. As a result of certain holders electing cashless exercise, 104,458 shares of Class A Common Stock, 104,458 Class A Warrants and 104,458 Class B Warrants were issued upon the exercise of the Unit Purchase Options. An additional 64,439 shares of Class A Common Stock and 64,439 Class B Warrants were issued as a result of the exercise of Class A Warrants. No Class B Warrants were exercised. All remaining warrants have expired. The Company received proceeds of $2,111,119.

(e) WARRANTS

     The following table summarizes warrant activity for the year ended June 30, 2000 and the Transition Period ended June 30, 1999:

                                                           CLASS A      CLASS B     CLASS C    CLASS D     CLASS E
                                                           -------      -------     -------    -------     -------
     Outstanding as of October 31, 1998                           --          --      82,500    82,500       100,000
     Issued in connection with consulting services            75,000          --          --        --            --
     Issued in connection with The Transaction               131,250          --          --        --            --
                                                        ------------   ---------   ---------   -------   -----------
     Outstanding as of June 30, 1999                         206,250          --      82,500    82,500       100,000
     Issued in connection with Series C Stock                150,925          --          --        --            --
     Issued in connection with Secured
      Convertible Notes                                       20,000
     Issued in connection with consulting services            75,000          --          --        --            --
     Issued in connection with Unit Purchase Options         104,458     168,897          --        --            --
     Exercised during the year                               (64,439)
     Expired during the year                                 (40,019)   (168,897)    (82,500)  (82,500)           --
                                                        ------------   ---------   ---------   -------   -----------
     Outstanding as of June 30, 2000                         452,175          --          --        --       100,000
                                                        ============   =========   =========   =======   ===========
     Exercise price                                     $1.92-17.835   $      --   $      --   $    --   $3.00-16.00
                                                        ============   =========   =========   =======   ===========

     Class A, Class C, Class D and Class E warrants entitle the holder to one share of Class A common stock. With the exception of the 75,000 Class A warrants issued in connection with consulting services that vest over a 24-month period ending in April 2001, all outstanding warrants are exercisable as of June 30, 2000.

     In connection with the June 7, 2000 issuance of the Secured Convertible Notes noted above, designees of Reedland Capital Partners, a division of Financial West Group, received warrants to purchase an aggregate of 20,000 shares of the Company's Class A Common Stock at $5.8125 per share for Reedland Capital Partners' role as sales agent. The warrants expire in June 2004. The Company recorded deferred financing costs of $146,702, of which $8,150 was amortized into interest expense for the year ended June 30, 2000.

     In March 2000, the Company issued 104,458 Class A and 168,897 Class B warrants in connection with the exercise of certain Unit Purchase Options discussed above. Of these, 64,439 Class A warrants were exercised. All of the unexercised warrants expired March 6, 2000.

     In connection with the February 16, 2000 Series C Preferred Stock issuance noted above, the Company issued warrants to purchase 100,925 shares of Global's Class A Common Stock to the holders of the preferred stock. These warrants are exercisable at a price of $15.21 per share (as adjusted for certain dilutive events) and expire in February 2005.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the February 16, 2000 Series C Preferred Stock issuance noted above, designees of Reedland Capital Partners, a division of Financial West Group, received warrants to purchase an aggregate of 50,000 shares of the Company's Class A Common Stock at $17.835 per share for Reedland Capital Partners' role as sales agent. The exercise period of the warrants expires in February 2005.

     In December 1999, the Company retained the services of two financial relations firms. In connection with the consulting services to be provided, the Company issued stock purchase warrants to purchase 37,500 shares of the Company's Class A common stock at $5.25 per share to each firm. The warrants vested immediately and have an exercise period that expires in December 2004. The Company recorded $356,082 as compensation expense for the year ended June 30, 2000.

     In May 1999, the Company issued stock purchase warrants to purchase 131,250 shares of Class A common stock at $2.00 per share to the Shaar Fund, Ltd. in connection with the issuance of its Series A Preferred. The exercise period of the warrants expires in May 2004.

     In April 1999, the Company retained the services of a financial relations firm. In connection with the consulting services to be provided, the Company issued stock purchase warrants to purchase 75,000 shares of the Company's Class A common stock at $1.92 per share. The exercise period of the warrants expires in April 2002, and the warrants vest ratably over a 24-month period from the date of issuance. The Company recorded $359,362 and $19,328 as compensation expense for the years ended June 30, 2000 and 1999, respectively.

     In November 1996, the Company issued Class E Stock Purchase Warrants to purchase 25,000 shares of Class A common stock at $21.50 per share in connection with the amendment and restatement of a License Agreement with FortuNet. In January 1997, the Company lowered the exercise price of the stock purchase warrants to $16.00 per share, such price being the trading price of the Class A Common Stock at the close of the previous business day. In September 1999, the Company lowered the exercise price on the stock purchase warrants to $3.00 per share, such price representing a premium to the then trading price of the Class A Common Stock which was $2.46. The Company also extended the expiration date from November 2001 to September 2002. The Company recorded a special charge of $120,320 during the Transition Period for this repricing. (See Note 15.)

(f) PROCEEDS FROM EXERCISE OF COMMON STOCK OPTIONS

     During the year ended June 30, 2000 and the Transition Period ended June 30, 1999, current and former employees and directors exercised common stock options for the purchase of 132,306 and 2,426 respectively, resulting in proceeds of $564,710 and $4,244, respectively.

(14) INCOME TAXES

     Income tax benefit differed from the amounts computed by applying the U.S. Federal corporate income tax rate of 34% to net loss as a result of the following:

                                                   2000              1999           1998
                                                ------------      ---------      -----------
     Computed expected tax benefit              $(12,305,247)     $ 807,784      $ 2,468,386
     Change in federal valuation Allowance       (13,007,270)      (687,890)      (2,127,293)
     Non-deductible payments                              --       (119,894)        (416,498)
     Other                                           873,386             --           75,405
                                                ------------      ---------      -----------
                                                $(24,439,131)     $      --      $        --
                                                ============      =========      ===========

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Total income taxes for the year ending June 30, 2000 were as follows:

                                                Total
                                            -------------
     To loss from continuing operations               --
     To stockholders' equity                $(24,439,131)
                                            ------------
                                            $(24,439,131)
                                            ============

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                     2000              1999
                                                 ------------      ------------
     Deferred tax assets:
      Net operating loss carryforward            $ 39,581,215      $ 29,108,815
      Property and equipment                          988,826           843,204
      Deferred start-up costs                         178,944           568,973
      Issuance of stock options and warrants        1,211,868           819,219
      Allowance for bad debts                       4,327,939         1,517,086
      Provision for inventory valuation             3,491,625         3,092,828
      Accrued liabilities                           1,194,894           829,398
      Deferred revenue                                     --           146,398
      Other                                                --           906,293
                                                 ------------      ------------
                                                   50,975,311        37,832,214
     Less:
      Valuation allowance                         (26,536,180)      (28,628,714)
      Valuation allowance related to the
       TNCi acquisition                                    --        (9,203,500)
                                                 ------------      ------------
                                                 $ 24,439,131      $         --
                                                 ============      ============

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Prior to this fiscal year, Management had provided a valuation allowance for 100% of the deferred tax assets, as the likelihood of realization could not be determined. In March 2000, Management determined that the realization of a portion of the deferred tax asset was likely given the realizable gains on its investments in U.S. Wireless and TNCi.

     As of June 30, 2000, the Company has a net operating loss (NOL) carryforward for federal income tax purposes of approximately $104,521,723, which begins to expire in 2009, and a research and experimentation tax credit of approximately $247,000. The Company likely underwent a change in ownership in accordance with Internal Revenue Code Section 382, the effect of which has not yet been determined by the Company. This change would affect the timing of the utilization of the NOL, as well as the amount of the NOL, which may ultimately be utilized, though it is not expected to materially affect the amount of the NOL carryforward.

(15) RELATED PARTY TRANSACTIONS

     Prior to the Transaction, TNCi entered into a Secured Promissory Note with Global in the principal amount of $750,000, bearing interest at a rate of 9.5% per annum, and a related security agreement granting Global a security interest in its assets. The Secured Promissory Note was convertible into shares of TNCi's Series C 8% Preferred Stock at the discretion of Global.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In July and August 1999, Global purchased all of the Series A and E notes and the Series D notes issued by TNCi (collectively, the "Series Notes"), respectively from the holders of such notes. Concurrent with such purchases, TNCi executed allonges to the Secured Promissory Note, which cancelled the Series Notes and rolled the principal balance, plus accrued interest, penalties and redemption premiums of the Series Notes into the principal balance of the Secured Promissory Note.

     In August 1999, TNCi executed another allonge to the Secured Promissory Note which rolled approximately $1.2 million of prior intercompany advances from Global into the Secured Promissory Note and granted Global the ability to convert the Secured Promissory Note directly into shares of TNCi's Common Stock as an administrative convenience.

     On August 24, 1999, the Board of Directors of Global approved the conversion of the Secured Promissory Note into approximately 4.8 million shares of TNCi's Common Stock. Such conversion was contingent upon receiving shareholder approval to increase the authorized share capital of TNCi. This increase in authorized share capital was approved on September 17, 1999, and the shares were subsequently issued in December 1999 based as on the August 24, 1999 conversion date.

     On August 24, 1999, the Company's Board of Directors approved a $5,000,000 secured revolving credit facility by and between TNCi and Global (the "Facility"). The Facility provides that TNCi may borrow up to $5,000,000 for working capital and general corporate purposes at the Prime Rate of interest (9.5% at June 30, 2000) plus 3%. The Facility matures in September 2001. TNCi paid an origination fee of $50,000 to Global and will pay an unused line fee of 0.5% per annum. The Facility is secured by all of the assets of TNCi and is convertible into shares of TNCi's Common Stock at a price of $1.50 per share as defined in the Facility agreement.

     During the year ended June 30, 2000,  TNCi  borrowed  $4,200,000  under the
Facility. On June 29, 2000 the Company exercised its right to convert of $1,850,000 of the Facility into 1,233,333 shares of TNCi Common Stock. At June 30, 2000 the balance on the Facility was $2,350,000. The outstanding balance on the Facility and the related interest income earned are eliminated in consolidation.

     The Facility and any other intercompany balances have been eliminated in consolidation at June 30, 2000. The Secured Promissory Note and any other intercompany balances were eliminated in consolidation of June 30, 1999.

     The Company's Chief Executive Officer is a principal of Ocean Castle Investments, LLC ("Ocean Castle") which maintains administrative offices for the Company's Chief Executive Officer, and certain other employees of the Company for which the Company pays rent and other administrative expenses pursuant to an agreement. During the year ended October 31, 1998, Ocean Castle executed consulting agreements with two principal stockholders of the Company. The rights and obligations of Ocean Castle under the agreements were assumed by TNCi in connection with the Transaction. The consulting agreements require payments aggregating $1,000,000 to each of the consultants through December 2003 in exchange for advisory services. Each of the consultants also received stock options to purchase 50,000 shares of Class A Common Stock of the Company at an exercise price of $3.00. As of June 30, 1999, TNCi determined that the consulting agreements had no future value due to TNCi's shift away from in-flight entertainment into alternative markets such as leisure cruise and passenger rail transport. Only limited services were provided in 1999 and no future services will by utilized. Accordingly, TNCi recorded a charge to general and administrative expenses in the Transition Period of $1.6 million representing the balance due under such contracts. As of June 30, 2000, the outstanding balance was approximately $1.3 million. In August 2000, Global, on behalf of TNCi, settled the outstanding obligation with the principal stockholders of Global for a total of 279,028 shares of Class A Common Stock. TNCi will issue 411,146 shares of its common stock as reimbursement to Global for such settlement.

     In November 1999, the Company issued 1,544,250 shares of its Class A Common Stock at $1.74 per share for total proceeds of approximately $2,685,000 in a private placement transaction with several employees, officers and directors of the Company. The price per share was based upon the closing market price of the

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's Common Stock on the date the Board of Directors approved the sale. The shares of common stock have not been registered under the Securities Act of 1933 and no registration rights were granted.

     In April 2000, the Directors of the Company were granted options to purchase equities in GTL Management totaling 10% of the fair market value of GTL Management based upon the fair market value at the date of grant. The fair market value has not yet been determined and the options have not yet been issued.

     In May and June 2000, The Gross Charitable Unit Trust and The Gross Charitable Annuity Trust (together the "Trusts"), advanced a total of $800,000 to TNCi for working capital purposes. An additional $250,000 was advanced to TNCi in July 2000. On September 12, 2000, the advances to TNCi were converted into two promissory notes, each in the amount of $525,000, issued to each Trust by TNCi. The notes mature on December 31, 2000 and bear interest at 9.0%. The Trusts are controlled by the Company's Chairman and Chief Executive Officer, Irwin L. Gross.

     In August and September 2000 the Trusts advanced a total of $800,000 to Global for working capital purposes. On September 22, 2000, the advances were converted into two promissory notes, each in the amount of $400,000, issued to each Trust by Global. The notes mature on December 31, 2000 and bear interest at 9.0%.

     In connection with the execution of the promissory notes, each Trust was granted warrants to purchase 99,159 shares of the Company's Class A Common Stock and 155,781 shares of TNCi Common Stock based upon the amount advanced and the closing market price of each stock on the date of each advance. The Company recorded deferred financing cost of $797,668, of which $136,743 was amortized into interest expense for the year ended June 30, 2000.

     Beginning on May 24, 2000, Merrill Lynch issued a series of maintenance calls requiring a reduction in the balance owed of approximately $900,000. The final maintenance calls were subsequently satisfied by a pledge of additional collateral with a market value of approximately $1.6 million, pledged by Irwin
L. Gross, the Company's Chairman and Chief Executive Officer. As of June 30, 2000, the market value of the shares of common stock of U.S. Wireless shares was sufficient to maintain the outstanding balance owed under the Secured Credit Facility, and Mr. Gross' collateral was released.

     In July and August 2000, Merrill Lynch issued a series of maintenance calls requiring a reduction in the balance owed of approximately $1.2 million. The maintenance calls were subsequently secured by pledges of additional collateral with a total market value of approximately $2.7 million, pledged by Mr. Gross. As of September 25, 2000, the outstanding balance of the Secured Credit Facility was approximately $7.0 million, and Mr. Gross' collateral remains pledged to Merrill Lynch to secure the credit facility.

     In connection with the pledges of his collateral to meet the maintenance calls, Mr. Gross was granted warrants to purchase 553,978 shares of the Company's Class A Common Stock based upon the amount of collateral pledged and the closing market price of the stock on the date of each pledge. The Company recorded non-cash interest expense of $1,526,527 for the year ended June 30, 2000, related to the estimated fair value of the warrants granted for the collateral pledged as of June 30, 2000.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company has agreed to reimburse BHG Flights, L.L.C. ("BHG") for costs and expenses associated with the use for corporate purposes of an airplane owned by BHG. Irwin L. Gross, Chairman of the Board and Chief Executive Officer, owns a 50% interest in BHG. To date, the Company has incurred approximately $106,085 for such costs and expenses.

     In August 1999, the Company executed a separation and release agreement with a shareholder and former officer of TNCi, pursuant to which the Company paid approximately $85,000 in the form of unregistered shares of the Company's Common Stock.

     In June 1999, the Company loaned to a vice president of TNCi $75,000 for the purpose of assisting in a corporate relocation to the Company's headquarters in Phoenix, Arizona. TNCi also added other outstanding advances totaling $42,000 to the principal amount of the note. Such loan is secured by assets of the employee. The note matures in August 2009 and bears an interest rate of approximately 5%.

     The Company had an Intellectual Property License and Support Services Agreement (the "License Agreement") for certain technology with FortuNet, Inc. ("FortuNet"). FortuNet is owned by a principal stockholder and former director of the Company. The License Agreement provides for an annual license fee of $100,000 commencing in October 1994 and continuing through November 2002. The Company paid FortuNet $100,000 during each of the years ended October 31, 1998 and 1997. As of October 31, 1998, the remaining commitment of $400,000 was included in accrued liabilities in the consolidated balance sheet. TNCi assumed this liability in connection with the Transaction. In September 1999, TNCi agreed to a termination of this agreement and paid Fortunet $100,000 plus legal fees. In addition, Global agreed to reprice and extend the exercise period of certain warrants and options held by FortuNet and its principal shareholder, a former director of the Company. The Company recorded a special charge of $120,320 during the Transition Period for such repricing. During the Transition Period, TNCi had revised its estimated accrual to $200,000, which is included in accrued liabilities at June 30, 1999. During the year ended June 30, 2000, actual costs associated with this settlement were $43,150 less than the estimate. Accordingly, TNCi reversed the liability and reduced administrative expense.

     During the year ended October 31, 1998, the Company extended by one year a consulting agreement with a former officer of the Company pursuant to which the Company will pay $55,000 for services received during the period November 1999 through October 2000. TNCi assumed the liability for the consulting agreement in the amount of $55,000 in connection with the Transaction. As of June 30, 2000, $18,000 remained to be paid, and is included in accrued liabilities in the consolidated balance sheet.

     In October 1998, the Company entered into a consulting agreement with First Lawrence Capital Corp. (First Lawrence) to perform various financial advisory services related to ongoing business development and management. The former managing director of First Lawrence is also a director of the Company. The Company retained, on a full time basis as President and Chief Operating Officer, the services of the former managing director of First Lawrence effective December 12, 1998. Accordingly, the Company entered into an employment contract with such individual. During the year ended October 31, 1998, the Company paid $11,846 under the First Lawrence consulting agreement. The Company also executed a consulting agreement with the Whitestone Group, LLC, a shareholder of First Lawrence, and pursuant to the agreement, the Company paid $250,000 for consulting services received during fiscal 1998. During the Transition Period ended June 30, 1999, the Company also paid $35,803 for office expenses and rent of First Lawrence under the terms of the agreement during the Transition Period. During the year ended June 30, 2000, the Company paid $43,064 for these expenses.

     During the year ended October 31, 1998, the Company executed severance and consulting agreements with three former officers pursuant to which the Company paid the former officers and set aside restricted funds in the amounts of $3,053,642 and $735,000, respectively. The consulting agreements all expired in September 1999. Payments totaling $735,000 were made from restricted cash of the Company through September 1999. Expenses associated with these agreements were charged to general and administrative expenses in the year ended October 31, 1998.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) COMMITMENTS AND CONTINGENCIES

(a) LITIGATION

     FIDELITY AND GUARANTY INSURANCE COMPANY V. INTERACTIVE FLIGHT TECHNOLOGIES, INC., United States District Court for the District of Minnesota, CV No. 99-410. This is a reformation action in which the Company's insurer is seeking to reform an umbrella policy in the amount of $10.0 million to include an exclusion for completed products for policies issued for years 1997-98 and 1998-99. Such exclusion would preclude claims made by the estates of victims of the crash of Swissair Flight No. 111 on September 2, 1998. Plaintiffs recently filed a motion for summary judgment, which was heard before the United States District Court for the District of Minnesota on September 12, 2000. The Court has not yet ruled on the summary judgment motion.

     Swissair/MDL-1269, IN REGARDS TO AN AIR CRASH NEAR PEGGY'S COVE, NOVA SCOTIA. This multi-district litigation, which is being overseen by the United States District Court for the Eastern Division of Pennsylvania, relates to the crash of Swissair Flight No. 111 on September 2, 1998. The Swissair MD-11 aircraft involved in the crash was equipped with an entertainment network system that had been sold to Swissair by Global's predecessor company, Interactive
Flight Technologies, Inc. Estates of the victims of the crash have filed lawsuits throughout the United States against Swissair, Boeing, Dupont and various other parties, including Global and TNCi, which has been named in some of the lawsuits filed on a successor liability theory. TNCi and Global deny all liability for the crash. TNCi and Global are being defended by our aviation insurer.

     On September 1, 1999, SAir Group invited the Company to participate in a conciliation hearing before the Justice of the Peace in Kloten, Switzerland, which is the customary manner in which civil litigation is initiated in Switzerland. The document informing us of the proceeding states that the request has been filed in connection with the crash of Swissair Flight 111 primarily in order to avoid the expiration of any applicable statutes of limitations and to reserve the right to pursue further claims. The document states that the relief sought is "possibly the equivalent of CHF 342,000,000 - in a currency to be designated by the court; each plus 5% interest with effect from September 3, 1998; legal costs and a participation to the legal fees (of the plaintiff) to be paid by the defendant."

     BRYAN R. CARR V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD., Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, TNCi's former Chief Operating and Financial Officer and a former Director, filed a claim on November 24, 1999 alleging a breach of his employment agreement with TNCi. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. TNCi and we filed a motion to compel arbitration of the claims pursuant to an arbitration provision in the employment agreement and to stay the State Court action pending the arbitration proceeding. The Company's motion was granted on August 9, 2000. As of this date, Mr. Carr has not filed an arbitration claim against TNCi or Global, but on September 20, 2000, Mr. Carr sent a letter to the Company stating his demands in hopes of settlement.

     In September of 1999, the Company filed a lawsuit against Barington Capital Group, L. P. in Maricopa County Superior Court, Arizona, seeking a declaratory judgment that no sums were owed to Barington pursuant to a one-year Financial
Advisory Service Agreement dated October 21, 1998. In October 1999, Barington filed a lawsuit on the same contract in the Supreme Court of the State of New York, County of New York, Index No. 99-6041606, captioned BARINGTON CAPITAL GROUP, L.P. V. INTERACTIVE FLIGHT TECHNOLOGIES, INC., alleging that Barington is owed $1,750,471 in connection with services alleged to have been performed pursuant to the Financial Advisory Service Agreement. Barington's New York suit has been stayed pending resolution of the Arizona action. The Company denies all liability and that any sums are owed to Barington.

     GLOBAL TECHNOLOGIES, LTD. V. XCEL CAPITAL, LLC, United States District Court for the Eastern District of Pennsylvania, Case No. 00-CV-505. On January 27, 2000, the Company filed an action against XCEL Capital, LLC ("XCEL") for

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

specific performance and breach of contract. In the action, the Company sought to compel XCEL to tender 112,500 shares of Global Class A Common Stock to the Company at $3.17 per share in accordance with XCEL's obligations pursuant to a put/call agreement entered into between the parties on August 12, 1999. XCEL filed counterclaims. On September 14, 2000, the Company settled the action by agreeing to issue an additional 25,000 shares to XCEL and to register such shares for resale (subject to certain restrictions on the volume and timing of sales) by October 31, 2000. No money is being paid to XCEL.

     A suit captioned LODGENET ENTERTAINMENT CORPORATION V. THE NETWORK CONNECTION, INC. was filed April 5, 2000 in the Circuit Court for the Second Judicial Circuit of the State of South Dakota. The action arose out of TNCi's hiring of Theodore P. Racz, a former LodgeNet Entertainment Corporation employee, as its Senior Vice President of the Hotels & Hospitality division. LodgeNet alleged tortious interference with contract and tortious interference with business relationships. LodgeNet sought to prohibit Mr. Racz from being employed by TNCi, as well as damages, and fees and costs. This case was voluntarily dismissed without prejudice by LodgeNet because there was no jurisdiction in South Dakota.

     FIRST LAWRENCE CAPITAL CORP. V. JAMES FOX, IRWIN GROSS AND INTERACTIVE FLIGHT TECHNOLOGIES, INC., Supreme Court of the State of New York, No. 7196/99. This is a claim made against the Company arising from the hiring by the Company of James Fox, a former First Lawrence employee. First Lawrence asserts that business opportunities of First Lawrence were diverted to the Company by James Fox and the Company. This case has been settled for 375,000 shares of the Company's common stock. Additionally, in connection with the settlement, the Company entered into a two year consulting agreement with First Lawrence beginning February 1, 2000 whereby the Company is paying $41,667 per month and in exchange, First Lawrence will be available to perform management consulting services to GTL Holdings, Ltd. (UK). The Company accrued $1.8 million as a special charge for this settlement during the Transition Period.

     A suit captioned AVNET, INC. V. THE NETWORK CONNECTION, INC., was filed May 17, 2000 in Maricopa County Superior Court, CV2000-009416. The suit relates to invoices for inventory purchased by TNCi in late 1998 and early 1999. Avnet, Inc. seeks payment of the invoices, interest and legal fees. TNCi has not paid for the inventory purchased primarily for the following reasons: (i) the inventory purchased did not meet specifications and thus was not accepted by TNCi's customer, and (ii) TNCi is currently pursuing a separate warranty claim against Avnet regarding certain other inventory purchased from Avnet.

     The Company is subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of June 30, 2000, the effect of such matters will not have a material adverse effect on the Company's results of operations and financial position.

(b) LEASE OBLIGATIONS

     The Company leases office space and furniture under operating leases that expire at various dates through March 2010. The future minimum lease commitments under these leases are as follows:

               YEAR ENDING                 OPERATING
                 JUNE 30,                   LEASES
               -----------                 ---------
                   2001                    1,563,571
                   2002                    1,668,694
                   2003                    1,561,779
                   2004                    1,523,994
                   2005                    1,493,249
                Thereafter                 4,441,619
                                         -----------
                                         $12,252,906
                                         ===========

     Rental expense under operating leases totaled $616,081, $338,082 and $960,745 for the year ended June 30, 2000, the Transition Period ended June 30, 1999, and the year ended October 31, 1998, respectively.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) SPECIAL CHARGES AND REVERSAL OF WARRANTY, MAINTENANCE AND COMMISSION
    ACCRUALS

     The Company had previously entered into sales contracts with three airlines, Schweizerische Luftverker AG ("Swissair"), Debonair Airways, Ltd. ("Debonair") and Alitalia Airlines, S.p.A. ("Alitalia") for the manufacture and installation of its in-flight entertainment network, and to provide hardware and software upgrades, as defined in the agreements. In connection with the Transaction, TNCi assumed all rights and obligations of the above contracts.

     Pursuant to the October 1997 agreement with Swissair, Swissair purchased shipsets for the first and business class sections of sixteen aircraft for an average of $1.7 million per aircraft. Included in the purchase price were material, installation, maintenance through September 1998, one-year warranty and upgrade costs for the sixteen aircraft. As of October 31, 1998, the Company had completed installations of the entertainment network on all of these aircraft. The agreement also required the Company to install the entertainment network in the first, business and economy class sections of three additional aircraft, at no charge to Swissair. The Company was responsible for all costs including entertainment network components, installation and maintenance through September 1998 for the three aircraft. As of October 31, 1998, the Company had completed installations of the entertainment network on all of these aircraft and title to each of these three shipsets had been transferred to Swissair. During the fiscal year ended October 31, 1998, the Company recognized a recovery of special charges of $606,508 which resulted from a reduction in the number of entertainment networks requiring maintenance in the economy class sections of the Swissair aircraft and a reduction in development expenses.

     In April 1998 and October 1998, the Company entered into additional contracts with Swissair. The first letter of intent related to a $4.7 million order for first and business class installations on four Swissair MD-11 aircraft that were being added to the Swissair fleet. Swissair had made payments of $1,450,000 on the $4.7 million order through February 1999. No payments have been received since February. The second contract was to extend the warranty on all installed systems for a second and third year at a price of $3,975,000. Through February 1999, the Company had been paid $707,500 under this contract. No subsequent payments have been received from Swissair.

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

     The Swissair agreements are not assignable to third parties under the terms of such agreements. However, in connection with the Transaction, the Company has agreed to pay to TNCi any net proceeds, if any, received from Swissair as a result of the above litigation or otherwise. Further, TNCi, as a subcontractor to the Company, will assume any operational responsibilities of the Swissair agreement in the event that such requirement arises.

     As a result of the above events, management concluded that its only source of future payment, if any, will be through the litigation process. In addition, with the deactivation of the entertainment system and Swissair's breach of its agreements, the Company believes it will not be called upon by Swissair to perform any ongoing warranty, maintenance or development services. Swissair's actions have rendered the Company's accounts receivable, inventory and deposits worthless as of June 30, 1999. Accordingly, for the Transition Period, the Company recognized revenue on equipment sales to the extent of cash received of $876,000; charged off inventory to cost of equipment sales in the amount of $1,517,000; wrote off deposits of $655,000 to special charges; and reversed all warranty and maintenance accruals totaling $5,164,000.

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

     In connection with these agreements with Swissair and Debonair and the absence of any new entertainment network orders, the Company recorded property and equipment write-downs of $1,006,532 during fiscal 1998, which are included in special charges on the consolidated statement of operations.

     Pursuant to an agreement with Alitalia, the Company delivered five first generation shipsets for installation on Alitalia aircraft during fiscal 1996. Subsequently, Alitalia notified the Company that it did not intend to continue operation of the shipsets, and the Company indicated that it would not support the shipsets.

     For the Transition Period ended June 30, 1999 the Company recorded warranty, maintenance and commission accrual adjustments of $5,117,704, $1,730,368 and $303,321, respectively, related to the Swissair and Alitalia matters. Such adjustments to prior period estimates, which totaled $7,151,393 resulted from an evaluation of specific contractual obligations and discussions between the new management of the Company and other parties related to such contracts. Based on the results of the Company's findings during this period, such accruals were no longer considered necessary.

(d) LETTERS OF CREDIT

     In June 1999, the Company granted a letter of credit in the amount of $913,445 as security for the payment of certain equipment purchases made by an affiliate of the Company. To secure this letter of credit, the Company was required to provide cash collateral with a commercial bank. In February 2000, the Company paid for the equipment purchases in full, cancelled the letter of credit and had the cash collateral returned to the Company.

     In September 1999, the Company granted a letter of credit in the amount of $290,833 as a security deposit for a lease for the Company's office in New York. To secure this letter of credit, the Company was required to provide cash collateral with a commercial bank.

(e) PURCHASE COMMITMENTS

     In September  1999,  GTL Leasing  Limited  entered  into an agreement  with
International Lottery & Totalizator Systems, Inc., a California corporation ("ILTS"), to purchase an on-line lottery system for the operation of the Inter Lotto lotteries. The base value of the lottery system being purchased from ILTS is $12.3 million, of which approximately $2.9 million has yet to be paid as of June 30, 2000. The balance remains outstanding and is accruing interest at a rate of one and one-half percent per month. In addition, in September 1999, GTL Management entered into an eight-year facilities management agreement with ILTS to provide operational and technology support for the system. Under this agreement, GTL Management is required, beginning April 1, 2000, to make weekly payments of $72,000, plus additional amounts based on the number of installed terminals and sales volumes, upon the commencement of ticket sales through the system. Global has guaranteed the obligations of GTL Leasing Limited and GTL Management Limited under these agreements.

(17) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Since the fair value is estimated as of June 30, 2000, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

     The carrying amount of cash, cash equivalents and restricted cash approximates fair value because their maturity is generally less than three months. The fair value of current investments is $64,125,000, and represents the market value of U.S. Wireless Common Stock. The fair value of the Company's non-current investments is $75,000, and represents the carrying cost of its investment in Shop4cash.com. (See Note 3.) The carrying amount of accounts receivable, accounts payable and accrued liabilities approximate fair value as they are expected to be collected or paid within ninety days of year-end. The fair value of notes receivable and notes payable approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

(18) SUPPLEMENTAL FINANCIAL INFORMATION

     Supplemental disclosure of cash flow information is as follows:

                                                                                       TRANSITION
                                                                      YEAR ENDED      PERIOD ENDED       YEAR ENDED
                                                                     JUNE 30, 2000    JUNE 30, 1999    OCTOBER 31, 1998
                                                                     -------------    -------------    ----------------
     Cash paid for interest                                           $   75,126       $   35,624          $ 11,954
     Non-cash investing and financing activities:
      Acquisition:
        Fair value of assets (liabilities) acquired                           --       $ (314,658)         $813,736
        Fair value of preferred stock issued                                  --       $4,080,000          $     --
        Note payable                                                          --       $3,467,045          $125,000
      Modifications to stock option awards                            $  278,318       $       --          $     --
      Issuance of warrants to related party for collateral pledges    $2,324,195       $       --          $     --
      Issuance of warrants for services and in connection with
        financing                                                     $1,949,448       $       --          $     --
      Issuance of stock for services                                  $       --       $       --          $187,729
      Issuance of stock for legal settlements                         $  976,171       $       --          $     --
      Conversion of note payable to TNCi common stock                 $  400,000       $       --          $     --
      Beneficial conversion on Secured Convertible Note               $4,000,000       $       --          $     --
      Stock issued in connection with purchase of Series Notes        $1,647,812       $       --          $     --
      Net issuance of commitment shares associated with equity
        purchase agreement                                            $  553,677       $       --          $     --

(19) OPERATING SEGMENT

     In 1998,  the Company  adopted SFAS 131,  which  requires the  reporting of operating segments using the "management approach" versus the "industry approach" previously required. The Company's reportable segments consist of TNCi and general corporate operations. TNCi designs, manufactures, installs and maintains advanced, high-end, high-performance computer servers and interactive, broad-band information and entertainment systems, and procures and provides the content available through the systems. TNCi's systems provide users access to information, entertainment and a wide array of service options such as movies on demand, music videos, shopping for goods and services, computer games and Internet access. General corporate operations consist of developing and operating affiliate companies, most of which are engaged in telecommunications, e-commerce, networking solutions and gaming.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Sales of entertainment networks by the Company are typically made to a relatively few number of customers. This concentration of business among a few customers exposes the Company to significant risk. For the year ended June 30, 2000, one customer accounted for 72% of the Company's sales. For the Transition Period ended June 30, 1999 and the year ended October 31, 1998, a different customer accounted for 91% and 98% of the Company's sales, respectively. Outstanding receivables from each of the customers were zero at June 30, 2000 and June 30, 1999.

     The following summarizes information related to the Company's segments. All significant intersegment activity has been eliminated. Assets are the owned or allocated assets used by each operating segment.

                                                               TRANSITION
                                            YEAR ENDED        PERIOD ENDED        YEAR ENDED
                                           JUNE 30, 2000      JUNE 30, 1999    OCTOBER 31, 1998
                                           -------------      -------------    ----------------
Revenue
      TNCi                                 $   7,091,660      $     958,607      $  18,816,962
      Other                                      305,336            623,854            325,999
                                           -------------      -------------      -------------
                                               7,396,996          1,582,461         19,142,961
     Gross profit (loss)(a)
      TNCi                                     2,162,163           (559,196)         3,279,891
      Other                                      219,093            178,748            100,951
                                           -------------      -------------      -------------
                                               2,381,256           (380,448)         3,380,842
     Operating income (loss)
      TNCi                                   (11,739,631)         2,338,326         (7,232,321)
      Other                                  (12,059,385)        (5,321,945)        (2,276,918)
                                           -------------      -------------      -------------
                                             (23,799,016)        (2,983,619)        (9,509,239)
     General corporate operations
      Gain on sale of assets                          --            133,396                 --
      Equity in loss of non-consolidated
       affiliate                             (10,345,210)          (195,704)                --
      Net interest                            (5,293,153)           985,545          2,239,101
      Other income (expenses)                    (14,339)            61,252             10,179
      Minority interest                        3,259,819           (376,705)                --
                                           -------------      -------------      -------------
                                             (12,392,883)           607,784          2,249,280
                                           -------------      -------------      -------------
     Net loss                              $ (36,191,899)     $  (2,375,835)     $  (7,259,959)
                                           =============      =============      =============
     Total assets
      TNCi                                    13,468,699         14,752,462          4,238,030
      General corporate                      108,257,232         24,660,159         34,026,172
                                           -------------      -------------      -------------

     Total Assets                          $ 121,725,931      $  39,412,621      $  38,264,202
                                           =============      =============      =============

----------
(a) Gross profit (loss) is the difference between Revenue and Cost of Revenue in the consolidated statement of operations.

          As of June 30, 2000, the Company had significant long-lived assets in both North America and Europe (UK). Long-lived assets located in North America include net property plant and equipment and intangibles totaling $10,272,236. Long-lived assets located in Europe include net property plant and equipment of $13,648,676. As of June 30, 1999 and October 31, 1998 all long-lived assets were located in North America.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) SUBSEQUENT EVENTS

(a) CONVERSION TNCI SERIES D PREFERRED STOCK

     On August 2, 2000 the Board of Directors of the Company approved the conversion of 826,447 shares of Series D Preferred Stock of TNCi owned by the Company into 5,000,000 shares of common stock of TNCi based upon an adjusted conversion rate of 6.05 common shares per preferred share.

(b) ISSUANCES OF NOTES PAYABLE AND WARRANTS

     On September 22, 2000, the Board of Directors authorized the issuance of common stock purchase warrants to purchase 198,318 shares of the Company's Common Stock which have been divided equally between two trusts controlled by Irwin L. Gross, the Chairman and Chief Executive Officer of the Company as compensation for various working capital advances made to the Company from August and September 2000 totaling $800,000. On September 22, 2000, the Company's Board of Directors also approved the conversion of these advances into promissory notes from the Company. The number of warrants issued for each advance was based upon the amount advanced divided by the closing market price of the Company's Common Stock on the date of each advance. The warrants have an exercise price based upon the closing market price of the Company's Common Stock on the date of the advance and a term of five years from such date.

     On September 22, 2000 the Board of Directors authorized the issuance of warrants to purchase 553,978 shares of Class A Common Stock of the Company to Irwin L. Gross, the Chairman and Chief Executive Officer of the Company as compensation for pledging additional collateral to secure various maintenance calls by Merrill Lynch on the Secured Credit Facility. The number of warrants issued for each pledge is based upon the amount advanced divided by the closing market price of the Company's Common Stock on the date of each advance. The warrants have an exercise price based upon the closing market price of the Company's Common Stock on the date of the advance and a term of five years from such date. The Company recorded non-cash interest expense of $1,526,527 for the year ended June 30, 2000, related to the estimated fair value of the warrants granted for the collateral pledged as of June 30, 2000.

     On September 12, 2000, the Board of Directors authorized the issuance of common stock purchase warrants to purchase 311,560 shares of TNCi's Common Stock which have been divided equally between two trusts controlled by Irwin L. Gross, the Chairman and Chief Executive Officer of the Company as compensation for various working capital advances made to TNCi from May 2000 through July 2000. As of June 30, 2000, advances totaled $800,000 and additional advances of $250,000 have been made subsequent to year end. On September 12, 2000, TNCi's Board of Directors also approved the conversion of these advances into promissory notes from TNCi. The number of warrants issued for each advance was based upon the amount advanced divided by the closing market price of TNCi's Common Stock on the date of each advance. The warrants have an exercise price based upon the closing market price of TNCi's Common Stock on the date of the advance and a term of five years from such date. The Company recorded deferred financing cost of $797,668, of which $136,743 was amortized into interest expense for the year ended June 30, 2000.

(c) INTER LOTTO EQUITY TRANSFER

     On August 18, 2000 the Company transferred its equity interest in Inter Lotto back to the other existing shareholders of Inter Lotto in exchange for a nominal amount, the termination of the existing Operating Agreement with GTL Management, the continued use of the Inter Lotto lottery license through December 31, 2000 and the repayment of certain Value Added Tax rebates owed to GTL Management. As such, the Company wrote off its investment as of June 30, 2000 in Inter Lotto of $684,685, consisting of working capital advances, notes receivable and capitalized acquisition costs. (See Note 3(b).)

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d) ISSUANCES OF COMMON STOCK

     In August 2000, the Company, on behalf of TNCi, issued 279,028 shares of Class A Common Stock to settle an outstanding obligation with two principal stockholders of the Company related to consulting agreements originally executed by Ocean Castle during the year ended October 31, 1998. TNCi had assumed the rights and obligations of Ocean Castle under the agreements in connection with the Transaction. As of June 30, 1999, TNCi determined that the consulting agreements had no future value due to TNCi's shift away from in-flight entertainment into alternative markets such as leisure cruise and passenger rail transport, and accordingly, recorded a charge to general and administrative expenses in the Transition Period of $1.6 million representing the balance due under such contracts. As of June 30, 2000 the outstanding obligation was approximately $1.3 million. TNCi will issue 411,146 shares of its common stock as reimbursement to Global for such settlement.

     On September 14, 2000, the Company settled a specific performance and breach of contract action it filed against XCEL Capital, LLC ("XCEL") by agreeing to issue an additional 25,000 shares to XCEL and to register such shares for resale (subject to certain restrictions on the volume and timing of sales) by October 31, 2000. No money is being paid to XCEL. The Company recorded non-cash compensation expense of $125,000 for the year ended June 30, 2000 for the issuance of the shares.

(e) CARNIVAL AGREEMENT

     In September 1998, the Company entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival") for the purchase, installation and maintenance of its advanced cabin entertainment and management system for the cruise industry ("CruiseView(TM)") on a minimum of one Carnival Cruise Lines ship. During the four-year period commencing on the date of the Carnival Agreement, Carnival had the right to designate an unspecified number of additional ships for the installation of CruiseView(TM). The cost per cabin for CruiseView(TM) purchase and installation on each ship was provided for in the Carnival Agreement. In December 1998, Carnival ordered the installation of CruiseView(TM) on one Carnival Cruise Lines "Fantasy" class ship, which has been in operational use since August 1999. In August 1999, Carnival ordered the installation of CruiseView(TM) on one Carnival Cruise Lines "Destiny" class ship which was in operational use from October 1999 through March 2000. Under the terms of the agreement, the Company was to receive payment for 50% of the sales price of the system in installments through commencement of operation of the system. Recovery of the remaining sales price of the system was to be achieved through the receipt of the Company's 50 % share of net profits, as defined in the Carnival Agreement, generated by the system over future periods.

     The terms of the Carnival Agreement provided that Carnival may return the CruiseView(TM) system within the acceptance period, as defined in the Carnival Agreement, or for breach of warranty. The acceptance period for the Fantasy and Destiny class ships are twelve months and three months, respectively, from completion of installation and testing, which occurred in February 1999 and October 1999, respectively. The initial warranty period for these systems was three years. As of March 31, 2000, the Company had recorded deferred revenue of approximately $2.1 million related to the two Carnival ships.

     Since the installation of the CruiseView(TM) system on two Carnival cruise ships, and beginning in the quarter ended March 31, 2000, the Company had experienced costs in excess of those recoverable under the Carnival Agreement. Given these costs, and ongoing technical issues, the Company notified Carnival of its desire to renegotiate the Carnival Agreement. During these discussions, Carnival notified the Company in a letter dated April 24, 2000 that it sought to terminate the Carnival Agreement and sought to assert certain remedies thereunder. On September 25, 2000, the Company entered into a Master Settlement Agreement and Mutual Release with Carnival (the "Settlement Agreement"). The Settlement Agreement specifies that the Company and Carnival agree: (i) to

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terminate the Carnival Agreement; (ii) to negotiate in good faith to enter into a New Agreement; (iii) that the Company will issue to Carnival a one-year convertible note payable in the principal amount of $550,000; (iv) to mutually release each party from any prior claims; and (v) that Carnival shall purchase from the Company all networking equipment aboard the two ships and the Company shall retain ownership of all other equipment.

     Based on the above, the Company recorded revenue of $1.4 million for the value of networking equipment purchased by Carnival, and cost of revenue in an equal amount by applying the cost recovery method of accounting. The Company also recorded a special charge reflecting the write-off of: (i) all remaining inventory associated with Carnival (including the reversal of warranty reserve) as substantial uncertainty exists regarding its realizability (approximately $2.1 million); (ii) all costs associated with the deinstallation and removal of equipment from the two ships (approximately $85,000) and (iii) all costs associated with the refurbishment of certain equipment such that the equipment may be re-deployed to other customers ($157,000). Special charges were offset by the reversal of deferred revenue of $190,000, which the Company was not required to return to Carnival for warranty accruals for which the Company has no continuing obligation. Certain in-cabin equipment removed from Carnival which may be re-deployed to other customers has been reclassified into Construction-In-Progress at June 30, 2000 (approximately $681,000).

     Pursuant to the Settlement Agreement, the Company and Carnival continue discussions with respect to a New Agreement which would cover the installation of the Company's latest CruiseView(TM) technology on the "Fantasy" class ship discussed above, and contractual terms more favorable to the Company than the Carnival Agreement, including a longer-term and multiple ship arrangement. The Company believes its new technology improves the Company's ability to create multiple new content and commerce-based revenue streams, and to establish a business relationship providing appropriate returns to each partner. However, while the Company is optimistic about the discussions, there is no assurance that the Company will be successful in reaching a mutually satisfactory resolution of the Carnival Agreement and in securing a new, more favorable long-term contract with Carnival. Notwithstanding the above, the Company continues to operate its CruiseView(TM) system aboard one Carnival Fantasy class ship on a month-to-month basis and will continue to do so as long as the economics are beneficial to the Company and Carnival.

(f) ISSUANCE OF SECURED CONVERTIBLE NOTES

     On October 3, 2000, The Company issued an additional $7.0 million of secured convertible notes to Advantage Fund II Ltd. and Koch Investment Group, Ltd. The notes bear interest at 8% per annum and are convertible after 120 days into shares of our Class A Common Stock at a 20% discount to market, and after 150 days into shares of U.S. Wireless common stock also at a 20% discount to market. The Company is obligated to register its shares of common stock. To secure such borrowing, the Company pledged 866,538 shares of U.S. Wireless common stock to the holders of the notes. The Company can redeem the secured convertible notes at any time for a premium.

     In connection with this issuance, on October 5, 2000, the Company redeemed $1.0 million of the principal amount of the Secured Convertible Notes issued on June 8, 2000, for cash of $1.2 million plus the issuance of 62,500 shares of the Company's Class A Common Stock, as required under the notes. As a result of the redemption, the note holders released to the Company 250,000 shares of U.S. Wireless common stock previously held as collateral.