Form 10KSB/A
period 2000-06-30
GLOBAL TECHNOLOGIES LTD
filed 2000-10-06
CIK 932021

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

                         ANNUAL REPORT ON FORM 10-KSB/A

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

     The pro forma unaudited results of operations for the twelve months ended June 30, 1999 are as follows (the audited results of operations for the fiscal year ended June 30, 2000 are included in the table below for comparative purposes):

                                                                    Pro Forma
                                                                  Twelve Months
                                                   Year Ended         Ended
                                                  June 30, 2000   June 30, 1999
                                                   ------------    ------------
                                                    (Audited)       (Unaudited)
Revenues:
  Equipment sales                                  $  6,983,787    $    980,533
  Service income                                        413,209       1,361,530
                                                   ------------    ------------
                                                      7,396,996       2,342,063
                                                   ------------    ------------
Costs and Expenses:
  Cost of equipment sales                             4,867,519       1,801,037
  Cost of service income                                148,221         665,214
  General and administrative expenses                19,261,352      14,054,249
  Non-cash compensation expenses                      1,905,419
  Expenses associated with investments                1,944,743         550,000
  Reversal of warranty maintenance &
    commission accrual                                       --      (7,151,393)
  Special charges                                     2,156,205       2,295,660
  Amortization of intangibles                           912,553          74,981
                                                   ------------    ------------
                                                     31,196,012      12,289,748
                                                   ------------    ------------
  Operating loss                                    (23,799,016)     (9,947,685)

                                                                    Pro Forma
                                                                  Twelve Months
                                                   Year Ended         Ended
                                                  June 30, 2000   June 30, 1999
                                                   ------------    ------------
                                                    (Audited)       (Unaudited)

Other:
  Interest expense                                   (5,948,347)        (86,373)
  Interest income                                       655,194       1,829,877
  Equity in losses of affiliates                    (10,345,210)       (195,704)
  Gain on sale of assets                                     --         133,396
  Other expense                                         (14,339)       (498,606)
                                                   ------------    ------------
  Net loss                                          (39,451,718)     (8,765,095)

Minority interest                                     1,612,529        (376,705)
Cumulative dividend on preferred stock                 (187,415)        (33,333)
Redemption of preferred stock                           509,183              --
                                                   ------------    ------------
  Net loss attributable to common stockholders     $ 37,517,421    $ (9,175,133)
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

     During the year ended June 30, 2000, we used $9.3 million of cash for operating activities, an increase of $4.1 million from the $5.2 million of cash used by operating activities for the Transition Period ended June 30, 1999. Cash utilized in operations during the year ended June 30, 2000 resulted primarily from our net loss of $37.5 million, predominantly offset by $11.6 million of non-cash charges, including $2.1 million of depreciation and amortization, $5.7 million of non-cash interest expenses primarily related to charges for a beneficial conversion feature of convertible notes and the estimated fair value of warrants issued in connection with related party borrowings and collateral pledges, $1.9 million of compensation expenses related to the issuances of common stock or stock purchase warrants for financial advisory services, and $1.9 million of expenses associated with investments related to the write-off or write down of affiliate investments. Cash utilized for operating activities was offset by an increase in accounts payable of $7.8 million during the period. In addition, cash utilized in operating activities excludes $10.3 million of equity in loss of affiliates related to the losses of Donativos and Inter Lotto, which are shown as investments in non-consolidated affiliates in cash utilized from financing activities. The cash utilized primarily relates to our funding of 100% of the losses of Inter Lotto related to the launch of the lottery operations in the UK. The cash used in operations during the Transition Period ended June 30, 1999 was primarily a result of general and administrative expenses and reductions of accounts payable.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT CONTINUED LOSSES IN THE FORESEEABLE
FUTURE.

     For the year ended June 30, 2000, we lost approximately $37.5 million, including the profit from the approximately $5.4 million sale by The Network Connection of 195 Cheetah(R) multimedia video servers to schools in Georgia. Without the effect of this income on our net results we would have incurred greater losses for the year. In 1999, we changed our fiscal year end from October 31 to June 30. For the eight-month transition period ended June 30, 1999 we lost $2.4 million. In addition, under prior management, we incurred net losses of $7.3 million in 1998 and $51.0 million in 1997. Excluding the effect of any future non-operating gains, we expect to continue to incur losses for the foreseeable future and, if we ever have profits, we may not be able to sustain them.

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

THE NETWORK CONNECTION HAS A HISTORY OF LOSSES AND EXPECTS CONTINUED LOSSES.

     The Network Connection generated revenues of $18.8 million for the fiscal year ended October 31, 1998, and realized a net loss for that year of $7.2 million. For the eight-month transition period ended June 30, 1999, The Network Connection generated revenues of $0.9 million, and realized net income of $2.3 million. This net income was due entirely to reversal of prior accruals. For the year ended June 30, 2000, The Network Connection generated revenues of $7.1 million on which it realized a net loss of $16.4 million. A majority of the revenues generated in the year ended June 30, 2000 came from the sale of 195 Cheetah(R) video servers in connection with the Georgia Metropolitan Regional Education Services Agency Net 2000 project. Without these sales, The Network Connection would have had a loss of $18.4 million for that period. As of June 30, 2000, The Network Connection's accumulated deficit was $99.3 million and working capital deficit was $6.8 million.

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


                                        GLOBAL TECHNOLOGIES, LTD.


Dated: October 6, 2000                  By: /s/ IRWIN L. GROSS
                                            ------------------------------------
                                            Irwin L. Gross
                                            CHIEF EXECUTIVE OFFICER

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                        TITLE                       DATE
         ---------                        -----                       ----

/s/ IRWIN L. GROSS             Chief Executive Officer           October 6, 2000
---------------------------    and Director
Irwin L. Gross


/s/ JAMES W. FOX               President and Director            October 6, 2000
---------------------------
James W. Fox


/s/ PATRICK J. FODALE          Chief Financial Officer           October 6, 2000
---------------------------    (Principal Financial Officer)
Patrick J. Fodale


/s/ CHARLES T. CONDY           Director                          October 6, 2000
---------------------------
Charles T. Condy


/s/ STEPHEN SCHACHMAN          Director                          October 6, 2000
---------------------------
Stephen Schachman


/s/ M. MOSHE PORAT             Director                          October 6, 2000
---------------------------
M. Moshe Porat

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


                                              /s/ KPMG LLP

Phoenix, Arizona
September 27, 2000, except for Note 20(f) to the consolidated financial statements which is as of October 4, 2000

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,          JUNE 30,
                                                                               2000               1999
                                                                          -------------      -------------
                                     ASSETS
Current assets:
 Cash and cash equivalents                                                $   3,761,301      $  15,521,275
 Restricted cash                                                                766,748          1,412,736
 Investment securities                                                       64,125,000          4,594,751
 Accounts receivable                                                             55,951            128,489
 Notes receivable from related parties                                               --             98,932
 Inventories                                                                         --          1,400,000
 Prepaid expenses                                                               846,957            607,900
 Assets held for sale                                                                --            800,000
 Deferred tax asset                                                          24,439,131                 --
 Other current assets                                                         2,204,803            470,273
                                                                          -------------      -------------
        Total current assets                                                 96,199,891         25,034,356

 Investments                                                                     75,000          5,752,599
 Note receivable from related party                                             117,612             75,000
 Property and equipment, net                                                 17,222,957          1,369,392
 Intangibles, net                                                             6,697,955          7,119,806
 Other assets                                                                 1,412,516             61,468
                                                                          -------------      -------------

        Total assets                                                      $ 121,725,931      $  39,412,621
                                                                          =============      =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                         $   9,956,182      $   2,530,675
 Accrued liabilities                                                          3,516,012          2,292,609
 Deferred revenue                                                                    --            365,851
 Accrued product warranties                                                     141,796                 --
 Notes payable                                                                6,314,129             24,391
 Notes payable to related parties                                               800,000             68,836
                                                                          -------------      -------------
        Total current liabilities                                            20,728,119          5,282,362
Notes payable                                                                 4,000,000          3,467,045
Accrued litigation settlement                                                   875,000          1,843,750
                                                                          -------------      -------------
        Total liabilities                                                    25,603,119         10,593,157
                                                                          -------------      -------------

Minority interest                                                                    --          1,165,098

Stockholders' equity:
 Series A 8% Convertible preferred stock, 3,000 shares designated, zero and 3,000 shares issued and outstanding, respectively
  (liquidation preference of $3,600,000)                                             --                 30
 Series C 5% Convertible preferred stock, 1,000 shares designated,
  1,000 and zero shares issued and outstanding, respectively
  (liquidation preference of $10,187,415)                                            10                 --
 Class A common stock, one vote per share, par value $0.01 per share,
  40,000,000 shares authorized; 10,395,075 and 8,151,965 shares
  issued and outstanding, respectively                                          103,952             81,521
 Additional paid-in capital                                                 135,358,848        113,435,479
 Accumulated other comprehensive income                                      84,157,758            (10,107)
 Accumulated deficit                                                       (123,497,756)       (85,658,567)
 Treasury stock, at cost                                                             --           (193,990)
                                                                          -------------      -------------
        Total stockholders' equity                                           96,122,812         27,654,366
                                                                          -------------      -------------

        Total liabilities and stockholders' equity                        $ 121,725,931      $  39,412,621
                                                                          =============      =============

           See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               TRANSITION
                                                             YEAR ENDED       PERIOD ENDED        YEAR ENDED
                                                               JUNE 30,          JUNE 30,         OCTOBER 31,
                                                                2000              1999              1998
                                                            ------------      ------------      ------------
Revenue:
 Equipment sales                                            $  6,983,787      $    875,957      $ 18,038,619
 Service income                                                  413,209           706,504         1,104,342
                                                            ------------      ------------      ------------
                                                               7,396,996         1,582,461        19,142,961
                                                            ------------      ------------      ------------
Costs and expenses:
 Cost of equipment sales                                       4,867,519         1,517,323        15,523,282
 Cost of service income                                          148,221           445,585           238,837
 General and administrative expenses                          19,261,352         6,643,924        11,397,741
 Research and development expenses                                    --                --         1,092,316
 Non-cash compensation expense                                 1,905,419                --                --
 Expenses associated with investments                          1,944,743           550,000                --
 Reversal of warranty, maintenance & commission accrual               --        (7,151,393)               --
 Special charges                                               2,156,205         2,485,660           400,024
 Amortization of intangibles                                     912,553            74,981                --
                                                            ------------      ------------      ------------
                                                              31,196,012         4,566,080        28,652,200
                                                            ------------      ------------      ------------

        Operating loss                                       (23,799,016)       (2,983,619)       (9,509,239)

Other:
 Interest expense                                             (5,948,347)          (74,684)          (11,954)
 Interest income                                                 655,194         1,060,229         2,251,055
 Equity in loss of nonconsolidated affiliates                (10,345,210)         (195,704)               --
 Gain on sale of assets                                               --           133,396                --
 Other income (expense)                                          (14,339)           61,252            10,179
                                                            ------------      ------------      ------------

        Net loss before minority interest                    (39,451,718)       (1,999,130)       (7,259,959)

 Minority interest                                             1,612,529          (376,705)               --
                                                            ------------      ------------      ------------

        Net loss                                            $(37,839,189)     $ (2,375,835)     $ (7,259,959)

Cumulative dividend on preferred stock                          (187,415)          (33,333)               --

Redemption of preferred stock                                    509,183                --                --
                                                            ------------      ------------      ------------

        Net loss attributable to common shareholders        $(37,517,421)     $ (2,409,168)     $ (7,259,959)
                                                            ============      ============      ============
Net loss per share: basic and diluted                       $      (3.81)     $      (0.30)     $      (0.82)
                                                            ============      ============      ============
Weighted average shares outstanding: basic and diluted         9,842,392         8,124,186         8,899,506
                                                            ============      ============      ============

          See accompanying notes to consolidated financial statements.

                    GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                         CLASS A                CLASS B             SERIES A          SERIES C
                                                       COMMON STOCK           COMMON STOCK       PREFERRED STOCK   PREFERRED STOCK
                                                   --------------------   -------------------    ---------------   ----------------
                                                    SHARES       AMOUNT    SHARES      AMOUNT    SHARES   AMOUNT   SHARES    AMOUNT
                                                    ------       ------    ------      ------    ------   ------   ------    ------
Balance as of October 31, 1997                     9,056,009   $ 90,561   1,244,445   $ 12,445       --    $ --        --    $ --
Issuance of common stock pursuant to
 bonus plan                                           93,864        939          --         --       --      --        --      --
Treasury stock purchases (844,667 shares)                 --         --          --         --       --      --        --      --
Comprehensive income (loss):                              --
  Unrealized gains on available for sale
   securities                                             --         --          --         --       --      --        --      --
  Net loss                                                --         --          --         --       --      --        --      --
                                                  ----------   --------  ----------   --------   ------    ----     -----    ----

Balance as of October 31, 1998                     9,149,873   $ 91,500   1,244,445   $ 12,445       --    $ --        --    $ --
Contribute to capital Class B shares held
 in escrow                                                --         --  (1,066,667)   (10,667)      --      --        --      --
Voluntary conversion of Class B shares to
 Class A shares                                      266,667      2,667    (177,778)    (1,778)      --      --        --      --
Exercise of stock options                              2,426         24          --         --       --      --        --      --
Treasury stock purchases (78,600 shares)                  --         --          --         --       --      --        --      --
Issue of Series A preferred stock                         --         --          --         --    3,000      30        --      --
Issue of Class A warrants                                 --         --          --         --       --      --        --      --
Compensation expense                                      --         --          --         --       --      --        --      --
Unearned compensation, net                                --         --          --         --       --      --        --      --
Equity attributable to minority interest                  --         --          --         --       --      --        --      --
Retirement of Treasury Stock                      (1,267,001)   (12,670)         --         --       --      --        --      --
Comprehensive income (loss):                              --
  Unrealized loss on available for sale
   securities                                             --         --          --         --       --      --        --      --
  Net loss                                                --         --          --         --       --      --        --      --
                                                  ----------   --------  ----------   --------   ------    ----     -----    ----

Balance as of June 30, 1999                        8,151,965   $ 81,521          --   $     --    3,000    $ 30        --    $ --
Exercise of stock options                            132,306      1,323          --         --       --      --        --      --
Issuance of stock for purchase of Series Notes       581,415      5,814          --         --       --      --        --      --
Issuance of stock to officers and directors        1,544,250     15,443          --         --       --      --        --      --
Issuance of warrants and stock to third parties
 for services and in connection with financing        22,500        225          --         --       --      --        --      --
Treasury stock purchases                                  --         --          --         --       --      --        --      --
Issuance of Series C preferred stock                      --         --          --         --       --      --     1,000      10
Redemption of Series A preferred stock                    --         --          --         --   (3,000)    (30)       --      --
Conversion of Note Payable to TNCi common stock           --         --          --         --       --      --        --      --
Unit purchase options                                168,897      1,689          --         --       --      --        --      --
TNCi purchase of outstanding warrants                     --         --          --         --       --      --        --      --
Advance under equity purchase agreement                   --         --          --         --       --      --        --      --
Net issuance of TNCi commitment shares associated
 with equity purchase agreement                           --         --          --         --       --      --        --      --
Beneficial conversion on convertible notes                --         --          --         --       --      --        --      --
Compensation expense related to stock option
 modifications                                            --         --          --         --       --      --        --      --
Issuance of warrants to related party                     --         --          --         --       --      --        --      --
Fractional shares paid for stock dividend                (38)        --          --         --       --      --        --      --
Retirement of treasury stock                        (582,530)    (5,825)         --         --       --      --        --      --
Issuance of stock in legal settlements               376,250      3,762          --         --       --      --        --      --
Equity attributable to minority interest                  --         --          --         --       --      --        --      --
Comprehensive income (loss):
  Gain/Loss on foreign currency translation               --         --          --         --       --      --        --      --
  Net unrealized gain on investments                      --         --          --         --       --      --        --      --
  Unrealized tax benefit of NOL carryforward              --         --          --         --       --      --        --      --
  Net loss                                                --         --          --         --       --      --        --      --
                                                  ----------   --------  ----------   --------   ------    ----     -----    ----

Balance as of June 30, 2000                       10,395,015   $103,952          --   $     --       --    $ --     1,000    $ 10
                                                  ==========   ========  ==========   ========   ======    ====     =====    ====

                                                                       ACCUMULATED
                                                        ADDITIONAL        OTHER                                         TOTAL
                                                         PAID-IN      COMPREHENSIVE    ACCUMULATED      TREASURY     STOCKHOLDERS'
                                                         CAPITAL         INCOME          DEFICIT         STOCK          EQUITY
                                                         -------         ------          -------         -----          ------

Balance as of October 31, 1997                        $112,154,110     $        --    $ (76,022,773)   $        --   $ 36,234,343
Issuance of common stock pursuant to
 bonus plan                                                186,790              --               --             --        187,729
Treasury stock purchases (844,667 shares)                       --              --               --     (2,315,983)    (2,315,983)
Comprehensive income (loss):
  Unrealized gains on available for sale securities             --           6,754               --             --          6,754
  Net loss                                                      --              --       (7,259,959)            --     (7,259,959)
                                                      ------------     -----------    -------------    -----------   ------------

Balance as of October 31, 1998                        $112,340,900     $     6,754    $ (83,282,732)   $(2,315,983)  $ 26,852,884
Contribute to capital Class B shares held
 in escrow                                                  10,667              --               --             --             --
Voluntary conversion of Class B shares to
 Class A shares                                               (889)             --               --             --             --
Exercise of stock options                                    4,220              --               --             --          4,244
Treasury stock purchases (78,600 shares)                        --              --               --       (193,990)      (193,990)
Issue of Series A preferred stock                        4,079,970              --               --             --      4,080,000
Issue of Class A warrants                                  391,802              --               --             --        391,802
Compensation expense                                       120,320              --               --             --        120,320
Unearned compensation, net                                 (73,449)             --               --             --        (73,449)
Equity attributable to minority interest                (1,134,749)             --               --             --     (1,134,749)
Retirement of Treasury Stock                            (2,303,313)             --               --      2,315,983             --
Comprehensive income (loss):
  Unrealized loss on available for sale securities              --         (16,861)              --             --        (16,861)
  Net loss                                                      --              --       (2,375,835)            --     (2,375,835)
                                                      ------------     -----------    -------------    -----------   ------------

Balance as of June 30, 1999                           $113,435,479     $   (10,107)   $ (85,658,567)   $  (193,990)  $ 27,654,366
Exercise of stock options                                  563,386              --               --             --        564,709
Issuance of stock for purchase of Series Notes           1,647,812              --               --             --      1,653,626
Issuance of stock to officers and directors              2,669,495              --               --             --      2,684,938
Issuance of warrants and stock to third parties
 for services and in connection with financing           1,949,223              --               --             --      1,949,448
Treasury stock purchases                                        --              --               --     (1,394,960)    (1,394,960)
Issuance of Series C preferred stock                     9,847,405              --               --             --      9,847,415
Redemption of Series A preferred stock                  (3,570,787)             --               --             --     (3,570,817)
Conversion of Note Payable to TNCi common stock            399,800              --               --             --        399,800
Unit purchase options                                    2,109,430              --               --             --      2,111,119
TNCi purchase of outstanding warrants                     (296,036)             --               --             --       (296,036)
Advance under equity purchase agreement                    447,544              --               --             --        447,544
Net issuance of TNCi commitment shares associated
 with equity purchase agreement                            606,133              --               --             --        606,133
Beneficial conversion on convertible notes               4,000,000              --               --             --      4,000,000
Compensation expense related to stock option
 modifications                                             278,318              --               --             --        278,318
Issuance of warrants to related party                    2,324,195              --               --             --      2,324,195
Fractional shares paid for stock dividend                     (519)             --               --             --           (519)
Retirement of treasury stock                            (1,583,125)             --               --      1,588,950             --
Issuance of stock in legal settlements                     972,409              --               --             --        976,171
Equity attributable to minority interest                  (441,314)             --               --             --       (441,314)
Comprehensive income (loss):
  Gain/Loss on foreign currency translation                     --      (1,369,104)              --             --     (1,369,104)
  Net unrealized gain on investments                            --      61,097,838               --             --     61,097,838
  Unrealized tax benefit of NOL carryforward                    --      24,439,131               --             --     24,439,131
  Net loss                                                      --              --      (37,839,189)            --    (37,839,189)
                                                      ------------     -----------    -------------    -----------   ------------

Balance as of June 30, 2000                           $135,358,848     $84,157,758    $(123,497,756)   $        --   $ 96,122,812
                                                      ============     ===========    =============    ===========   ============

          See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          TRANSITION
                                                                        YEAR ENDED      PERIOD ENDED      YEAR ENDED
                                                                          JUNE 30,         JUNE 30,       OCTOBER 31,
                                                                           2000             1999             1998
                                                                       ------------     ------------     ------------
Cash flows from operating activities:
 Net loss                                                              $(37,839,189)    $ (2,375,835)    $ (7,259,959)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                           2,080,472          394,317        1,338,017
  Provision for doubtful accounts                                                --           30,092            9,869
  Change in inventory valuation allowance                                        --         (892,010)              --
  Equity in loss of nonconsolidated affiliate                            10,345,210          195,704               --
  Non-cash expenses associated with investments                           1,944,743          550,000               --
  Loss applicable to minority interest                                   (1,612,529)         376,705               --
  Special charges                                                         2,156,205        2,365,340         (606,507)
  Gain on sale of Johnny Valet, Inc.                                             --         (133,396)              --
  Loss on sale of assets held for sale                                       37,893               --               --
  Loss on sale of furniture                                                  44,300               --               --
  Non-cash compensation expense                                           1,905,419          139,649               --
  Non-cash expenses                                                       5,729,936               --               --
  Loss on disposals of property and equipment                                    --               --        1,006,531
  Reversal of warranty, maintenance and commission accruals                      --       (7,151,393)              --
 Changes in assets and liabilities, net of acquisition:
  (Increase) decrease in accounts receivable                                 72,538         (560,439)       4,505,074
  (Increase) decrease in inventories                                       (957,625)       1,897,437        5,105,334
  Increase in note receivable                                                    --               --         (447,939)
  Increase in prepaid expenses, other current assets and other assets    (1,907,400)        (152,919)        (532,338)
  Increase (decrease) in accounts payable                                 7,763,641       (1,218,791)      (4,284,167)
  Increase (decrease) in accrued liabilities                                531,826          153,682         (892,345)
  Increase in deferred revenue                                              374,234        1,138,048       (1,930,882)
  Increase (decrease) in accrued product warranties                         141,796               --          758,321
  Decrease in accrued litigation settlement                                (125,000)
                                                                       ------------     ------------     ------------
        Net cash used in operating activities                          $ (9,313,531)    $ (5,243,809)    $ (3,230,991)
                                                                       ------------     ------------     ------------
Cash flows (for) from investing activities:
 Maturities of investment securities                                      1,450,079        1,049,995        2,468,880
 Purchases of investment securities                                      (1,839,643)      (3,891,176)      (4,015,616)
 Sales of investment securities                                           4,994,422        1,913,768               --
 Investments in consolidated affiliates                                 (10,988,268)      (7,572,409)              --
 Payments received on related party note receivable                          42,381          509,391               --
 Issuance of related party note receivable                                       --          (75,000)              --
 Purchases of property and equipment                                    (18,254,276)         (56,255)         (77,013)
 Proceeds from sale of equipment                                            799,638            7,200            3,620
 Proceeds from sale of Donativos                                          1,216,155               --               --
 Proceeds from sale of assets held for sale                                 762,107               --               --
 Decrease (Increase) in restricted cash                                     645,988         (373,425)      (1,039,311)
 Purchase of Johnny Valet, Inc.                                                  --               --         (688,736)
 Proceeds from sale of Johnny Valet, Inc.                                        --          750,000               --
 Payments to purchase Series A, D and E notes                              (610,000)              --               --
                                                                       ------------     ------------     ------------
        Net cash used in investing activities                          $(21,781,417)    $ (7,737,911)    $ (3,348,176)
                                                                       ------------     ------------     ------------
Cash flows from financing activities:
 Issuance of Series C Preferred Stock                                     9,660,000               --               --
 Redemption of Series A Preferred Stock                                  (3,570,817)              --               --
 Net convertible debt borrowings                                          3,985,000               --               --
 Exercise of unit purchase options                                        2,111,119               --               --
 Purchase of treasury stock                                              (1,394,960)        (193,990)      (2,315,983)
 Payments on capital lease obligations                                           --               --          (80,753)
 Payments on notes payable                                                 (790,092)        (201,840)              --
 Net borrowings under Secured Credit Facility                             6,327,730               --               --
 Issuance of stock to directors and officers                              2,684,938               --               --
 Advances under equity purchase agreement                                   500,000               --               --
 Re-purchase of outstanding warrants                                       (296,040)              --               --
 Advances from related party                                                800,000
 Proceeds from issuance of common stock                                          --            4,244               --
 Employee stock option purchases                                            564,710               --               --
 Proceeds from sale of series A 8% Convertible preferred stock, net              --          980,030               --
                                                                       ------------     ------------     ------------
        Net cash provided by (used in) financing activities            $ 20,581,588     $    588,444     $ (2,396,736)
                                                                       ------------     ------------     ------------

 Effect of exchange rate on cash and cash equivalents                    (1,246,614)              --               --
                                                                       ------------     ------------     ------------

        Net decrease in cash and cash equivalents                       (11,759,974)     (12,393,276)      (8,975,903)

Cash and cash equivalents at beginning of period                         15,521,275       27,914,551       36,890,454
                                                                       ------------     ------------     ------------

Cash and cash equivalents at end of period                             $  3,761,301     $ 15,521,275     $ 27,914,551
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

(w)  MINORITY INTEREST

     Minority interest in consolidated subsidiaries represents the minority shareholders' proportionate share of the equity in TNCi. Net loss is allocated to minority interest based on the weighted average minority shareholders' percentage ownership until the minority shareholders' equity capital is eliminated, after which the Company records 100% of the losses of the consolidated subsidiary. Equity is allocated based on the ownership percentage at year-end. Any difference is recorded as a reallocation of minority interest in the Consolidated Statements of Stockholders' Equity and Comprehensive Income.

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

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 TRANSITION
                                                YEAR ENDED      PERIOD ENDED      YEAR ENDED
                                                 JUNE 30,          JUNE 30,       OCTOBER 31,
                                                   2000              1999            1998
                                               ------------      -----------      -----------
     Net loss:
       As reported                             $(37,517,421)     $(2,409,168)     $(7,259,959)
                                               ============      ===========      ===========
       Pro forma (unaudited)                   $(39,977,402)     $(2,880,868)     $(7,666,463)
                                               ============      ===========      ===========
     Basic and diluted net loss per share:
       As reported                             $      (3.81)     $     (0.30)     $     (0.82)
                                               ============      ===========      ===========
       Pro forma (unaudited)                   $      (4.06)     $     (0.35)     $     (0.86)
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

(14) INCOME TAXES

     Income tax benefit differed from the amounts computed by applying the U.S. Federal corporate income tax rate of 34% to net loss as a result of the following:

                                                   2000              1999           1998
                                                ------------      ---------      -----------
     Computed expected tax benefit              $(12,865,324)     $ 807,784      $ 2,468,386
     Change in federal valuation Allowance       (13,007,270)      (687,890)      (2,127,293)
     Non-deductible payments                       1,433,463       (119,894)        (416,498)
     Other                                                --             --           75,405
                                                ------------      ---------      -----------
                                                $(24,439,131)     $      --      $        --
                                                ============      =========      ===========

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Total income taxes for the year ending June 30, 2000 were as follows:

                                                Total
                                            -------------
     To loss from continuing operations               --
     To stockholders' equity                $(24,439,131)
                                            ------------
                                            $(24,439,131)
                                            ============

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                     2000              1999
                                                 ------------      ------------
     Deferred tax assets:
      Net operating loss carryforward            $ 39,581,215      $ 29,108,815
      Property and equipment                          939,514           843,204
      Deferred start-up costs                         170,784           568,973
      Issuance of stock options and warrants        1,157,963           819,219
      Allowance for bad debts                       4,135,431         1,517,086
      Provision for inventory valuation             3,336,316         3,092,828
      Accrued liabilities                           1,141,754           829,398
      Deferred revenue                                     --           146,398
      Other                                           512,334           906,293
                                                 ------------      ------------
                                                   50,975,311        37,832,214
     Less:
      Valuation allowance                         (26,536,180)      (28,628,714)
      Valuation allowance related to the
       TNCi acquisition                                    --        (9,203,500)
                                                 ------------      ------------
                                                 $ 24,439,131      $         --
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

                                                               TRANSITION
                                            YEAR ENDED        PERIOD ENDED        YEAR ENDED
                                           JUNE 30, 2000      JUNE 30, 1999    OCTOBER 31, 1998
                                           -------------      -------------    ----------------
Revenue
      TNCi                                 $   7,091,660      $     958,607      $  18,816,962
      Other                                      305,336            623,854            325,999
                                           -------------      -------------      -------------
                                               7,396,996          1,582,461         19,142,961
     Gross profit (loss)(a)
      TNCi                                     2,162,163           (559,196)         3,279,891
      Other                                      219,093            178,748            100,951
                                           -------------      -------------      -------------
                                               2,381,256           (380,448)         3,380,842
     Operating income (loss)
      TNCi                                   (11,739,631)         2,338,326         (7,232,321)
      Other                                  (12,059,385)        (5,321,945)        (2,276,918)
                                           -------------      -------------      -------------
                                             (23,799,016)        (2,983,619)        (9,509,239)
     General corporate operations
      Gain on sale of assets                          --            133,396                 --
      Equity in loss of non-consolidated
       affiliate                             (10,345,210)          (195,704)                --
      Net interest                            (5,293,153)           985,545          2,239,101
      Other income (expenses)                    (14,339)            61,252             10,179
      Minority interest                        1,612,529           (376,705)                --
                                           -------------      -------------      -------------
                                             (14,040,173)           607,784          2,249,280
                                           -------------      -------------      -------------
     Net loss                              $ (37,839,189)     $  (2,375,835)     $  (7,259,959)
                                           =============      =============      =============
     Total assets
      TNCi                                    13,468,699         14,752,462          4,238,030
      General corporate                      108,257,232         24,660,159         34,026,172
                                           -------------      -------------      -------------

     Total Assets                          $ 121,725,931      $  39,412,621      $  38,264,202
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