Form 10QSB
period 2000-09-30
GLOBAL TECHNOLOGIES LTD
filed 2000-11-14
CIK 932021

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   ----------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                           COMMISSION FILE NO. 0-25668

                            GLOBAL TECHNOLOGIES, LTD.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                                             86-0970492
-------------------------------                              ----------------
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

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               CLASS                            OUTSTANDING AT NOVEMBER 10, 2000
               -----                            --------------------------------
Class A Common Stock, $.01 par value                     10,725,489 shares
Class B Common Stock, $.01 par value                            -0- shares

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

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of September 30 , 2000
        (unaudited) and June 30, 2000..........................................3

        Condensed Consolidated Statements of Operations for the Three Months
        Ended September 30, 2000 and 1999 (unaudited)..........................4

        Condensed Consolidated Statements of Cash Flows for the Three Months
        Ended September 30, 2000 and 1999 (unaudited)..........................5

        Notes to Condensed Consolidated Financial Statements...................6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................21

Item 2. Changes in Securities.................................................23

Item 6. Exhibits and Reports on Form 8-K......................................25

SIGNATURES....................................................................26

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,       JUNE 30,
                                  ASSETS                          2000              2000
                                                              -------------    -------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents                                   $     188,487    $   3,761,301
  Restricted cash                                                   764,594          766,748
  Investment securities                                          47,625,000       64,125,000
  Accounts receivable                                                82,584           55,951
  Prepaid expenses                                                  577,053          846,957
  Deferred tax asset                                             17,842,072       24,439,131
  Other current assets                                            1,028,449        2,204,803
                                                              -------------    -------------
               Total current assets                              68,108,239       96,199,891

  Investments                                                        75,000           75,000
  Note receivable from related party                                117,612          117,612
  Property and equipment, net of accumulated depreciation
    of $2,392,314 and $1,747,418, respectively                   17,715,600       17,222,957
  Intangibles, net of accumulated amortization
    of $1,419,705 and $987,534, respectively                      6,265,785        6,697,955
  Other assets                                                    1,161,334        1,412,516
                                                              -------------    -------------

               Total assets                                   $  93,443,570    $ 121,725,931
                                                              =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $  10,835,288    $   9,956,182
  Accrued liabilities                                             4,313,431        3,516,012
  Accrued product warranties                                        141,614          141,796
  Notes payable                                                   7,500,170        6,314,129
  Notes payable to related parties                                2,170,000          800,000
                                                              -------------    -------------
               Total current liabilities                         24,960,503       20,728,119
Notes payable                                                     2,000,000        4,000,000
Accrued litigation settlement                                       833,333          875,000
                                                              -------------    -------------
               Total liabilities                                 27,793,836       25,603,119
                                                              -------------    -------------

Minority interest                                                        --               --

Stockholders' equity:
  Series C 5% Convertible preferred stock, 1,000
    shares designated, 1,000 and zero shares issued
    and outstanding, respectively (liquidation
    preference of $ 10,187,415)                                          10               10
  Class A common stock, one vote per share, par value $0.01
    per share, 40,000,000 shares authorized; 10,700,060 and
    10,395,075 shares issued and outstanding, respectively          107,001          103,952
  Additional paid-in capital                                    139,076,194      135,358,848
  Accumulated other comprehensive income:
    Unrealized gain on investments                               44,587,731       61,087,731
    Unrealized tax benefit of NOL carryforward                   17,842,072       24,439,131
    Loss on foreign currency translation                         (1,634,586)      (1,369,104)
  Accumulated deficit                                          (134,328,688)    (123,497,756)
                                                              -------------    -------------
               Total stockholders' equity                        65,649,734       96,122,812
                                                              -------------    -------------

               Total liabilities and stockholders' equity     $  93,443,570    $ 121,725,931
                                                              =============    =============

          See accompanying notes to consolidated financial statements.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 THREE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                         ----------------------------
                                                             2000            1999
                                                         ------------    ------------
Revenue:
  Equipment sales                                        $     42,735    $  5,550,560
  Service income                                              126,586          59,827
                                                         ------------    ------------
                                                              169,321       5,610,387
                                                         ------------    ------------
Costs and expenses:
  Cost of equipment sales                                      10,803       3,420,381
  Cost of service income                                      114,434           8,580
  General and administrative expenses                       7,645,908       2,472,890
  Non-cash compensation expense                               197,904          85,000
  Special charge                                            1,900,000              --
  Amortization of intangibles                                 432,171         184,141
                                                         ------------    ------------
                                                           10,301,220       6,170,992
                                                         ------------    ------------

      Operating loss                                      (10,131,899)       (560,605)

Other:
  Interest expense                                         (2,247,729)         (8,651)
  Interest income                                              25,434         303,838
  Equity in loss of nonconsolidated affiliates                     --        (152,576)
  Other income                                                    354          13,408
                                                         ------------    ------------
      Net loss before minority interest and
        extraordinary item                                (12,353,840)       (404,586)

Minority interest                                             545,328         (94,529)
                                                         ------------    ------------

      Net loss before extraordinary item                 $(11,808,512)   $   (499,115)

Extraordinary gain on extinguishment of debt                  977,580              --
                                                         ------------    ------------

      Net loss                                            (10,830,932)       (499,115)

Cumulative dividend on preferred stock                       (166,878)        (60,000)
                                                         ------------    ------------

      Net loss attributable to common shareholders       $(10,997,810)   $   (559,115)
                                                         ============    ============

Net loss per share: basic and diluted                    $      (1.05)   $      (0.06)
                                                         ============    ============

Weighted average shares outstanding:
  basic and diluted                                        10,523,487       8,751,993
                                                         ============    ============

          See accompanying notes to consolidated financial statements.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       THREE MONTHS
                                                                    ENDED SEPTEMBER 30,
                                                               ----------------------------
                                                                   2000            1999
                                                               ------------    ------------
Cash flows from operating activities:
  Net loss                                                     $(10,830,932)   $   (499,115)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                1,077,066         325,066
     Equity in loss of nonconsolidated affiliate                         --         152,576
     Special Charge                                               1,900,000              --
     (Gain) Loss applicable to minority interest                   (545,238)         94,529
     Gain on extinguishment of debt                                (977,580)             --
     Loss on sale of assets held for sale                                --           4,506
     Non-cash compensation expense                                  197,904          85,000
     Non-cash expenses                                            1,828,867              --
     Loss on disposals of property and equipment                     19,584              --
     Changes in assets and liabilities, net of acquisition:
       Increase in accounts receivable                              (26,633)     (4,985,178)
       Increase in inventories                                           --      (1,584,708)
       Decrease in prepaid expenses, other current assets
         and other assets                                         1,274,013          54,608
       Increase in accounts payable                                 985,184       2,822,053
       Increase (decrease) in accrued liabilities                   716,450        (187,919)
       Increase in deferred revenue                                      --         789,577
       Increase (decrease) in accrued product warranties               (182)        144,750
       Decrease in accrued litigation settlement                    (41,667)             --
                                                               ------------    ------------
          Net cash used in operating activities                $ (4,423,164)   $ (2,784,255)
                                                               ------------    ------------
Cash flows from investing activities:
  Maturities of investment securities                                    --       1,450,079
  Purchases of investment securities                                     --      (1,489,085)
  Sales of investment securities                                         --         469,005
  Investments in affiliates                                              --        (387,534)
  Payments received on related party note receivable                     --           1,000
  Deposists on property and equipment                                    --      (2,800,000)
  Purchases of property and equipment                            (1,445,077)       (123,572)
  Proceeds from sale of assets held for sale                             --         395,494
  Decrease (Increase) in restricted cash                              2,154          36,084
  Payments to purchase Series A, D and E notes                           --        (555,000)
                                                               ------------    ------------
          Net cash used in investing activities                $ (1,442,923)   $ (3,003,529)
                                                               ------------    ------------
Cash flows from financing activities:
  Issuance of Series E Preferred Stock                              908,749              --
  Advances from related party                                     1,370,000              --
  Redemption of Secured Convertible Notes                        (2,201,000)             --
  Net borrowings under Secured Credit Facility                      637,519              --
  Payments on notes payable                                          (1,478)       (476,265)
  Advances under equity purchase agreement                        1,609,487              --
                                                               ------------    ------------
          Net cash provided by (used in) financing activites   $  2,323,277    $   (476,265)
                                                               ------------    ------------

  Effect of exchange rate on cash and cash equivalents              (30,004)             --
                                                               ------------    ------------

          Net decrease in cash and cash equivalents              (3,572,814)     (6,264,049)

Cash and cash equivalents at beginning of period                  3,761,301      15,521,275
                                                               ------------    ------------

Cash and cash equivalents at end of period                     $    188,487    $  9,257,226
                                                               ============    ============

          See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PART I. FINANCIAL INFORMATION

BASIS OF PRESENTATION

(1) PRINCIPLES OF CONSOLIDATION

     Global Technologies, Ltd. and its wholly-owned subsidiaries: GTL Subco, Inc., GTL Lottoco, Inc., GTL Investments, GlobalTech Holdings Limited, GTL Management Limited ("GTL Management"), GTL Leasing Limited, Lottery Sales Company Limited, Interactive Flight Technologies (Gibraltar) Limited, GlobalTec Networks, LLC and MTJ Corp.; and its majority-owned and controlled subsidiary, The Network Connection, Inc. ("TNCi") are referred to hereinafter as "Global" or the "Company". The ownership interest of minority shareholders in TNCi is recorded as "minority interest" on the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

     The equity method of accounting is used for the Company's 50% or less owned affiliates over which the Company has the ability to exercise significant influence. The amount by which the Company's carrying value exceeds its share of the underlying net assets of equity affiliates is amortized over five years on a straight-line basis which adjusts the Company's share of the affiliates earnings or losses.

     All other investments for which the Company does not have the ability to exercise significant influence are accounted for under the cost method of accounting.

     The Company continually evaluates investments for indications of impairment based on the market value of each investment relative to cost, financial condition, near-term prospects of the investment, and other relative factors. If an impairment is determined, the carrying value is adjusted to fair value.

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of the results for the interim periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2000, included in the Company's Annual Report on Form 10-KSB/A.

     The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(3) STOCK DIVIDEND

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

(4) INVESTMENT SECURITIES

     Investments are classified according to the applicable accounting method at September 30, 2000 and June 30, 2000. Market value reflects the price of publicly traded securities at the close of business at the respective dates.
Unrealized gain reflects the excess of market value over carrying value of publicly traded securities classified as available for sale.

     The following summarizes the Company's current portion of investments by type at:

                                           GROSS        GROSS
                                         UNREALIZED   UNREALIZED
                            AMORTIZED     HOLDING      HOLDING       FAIR
                              COST         GAINS       LOSSES        VALUE
                          -----------   -----------   ---------   -----------
SEPTEMBER 30, 2000
Available-for-sale:
  Corporate equity
  securities              $ 3,037,269   $44,587,731   $      --   $47,625,000
                          ===========   ===========   =========   ===========
JUNE 30, 2000
Available-for-sale:
  Corporate equity
  securities              $ 3,037,269   $61,087,731   $      --   $64,125,000
                          ===========   ===========   =========   ===========

     Corporate equity securities consist of 3,000,000 shares of U.S. Wireless Corporation ("U.S. Wireless") Common Stock.

     The following summarizes the Company's non-current investments at:

                                                   SEPTEMBER 30,    JUNE 30,
                                                      2000            2000
                                                     -------        -------
Equity Affiliates (Approx. voting %)
   Shop-4-Cash.com, Inc. (4%)                        $75,000        $75,000
                                                     -------        -------
Total Non-Current Investments                        $75,000        $75,000
                                                     =======        =======

     On August 18, 2000 the Company transferred its equity interest in Inter Lotto (UK) Limited ("Inter Lotto") back to existing shareholders of Inter Lotto in exchange for a nominal cash amount, the termination of the existing Operating Agreement with GTL Management, the continued use of the Inter Lotto lottery license through December 31, 2000 and the repayment of certain Value Added Tax rebates owed to GTL Management. As such, the Company wrote off its investment in Inter Lotto of $684,685 as of June 30, 2000, consisting of working capital advances, notes receivable and capitalized acquisition costs.

     In July 2000, Shop4Cash.com, Inc. ("Shop4Cash") decided to implement certain changes to its existing business model in order to create additional value for its merchant base. In September 2000, Shop4Cash signed a letter of intent for the purpose of merging with an on-line credit card services provider. This anticipated merger would create an e-commerce platform servicing both consumers and the Shop4Cash merchant base. The post-merger entity would offer merchants on-line credit card processing and transaction services in addition to the existing services of the Shop4Cash website. In addition, Shop4Cash obtained additional financing for working capital purposes of $300,000 through the issuance of common stock to a group of its current stockholders, which includes the Company. On October 11, 2000, the Company purchased an additional 999,900 shares of common stock from Shop4Cash for $99,990. As a result, the Company's total investment currently represents approximately 4% of the outstanding common stock of Shop4Cash.

(5) IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the potential impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.

     On August 18, 2000, the Company transferred its equity interest in Inter Lotto back to the existing shareholders of Inter Lotto and terminated the Operating Agreement between GTL Management and Inter Lotto. The Company is entitled to use the Inter Lotto lottery license through December 31, 2000, and has been evaluating strategic alternatives for the use of the lottery network. The network consists of a central computer system and approximately 3,600 gaming terminals, of which 3,000 were previously installed at third-party retailer locations and remotely connected to the central system via wireless equipment. In October 2000, the Company ceased operating lotteries on behalf of Inter Lotto and began to shut down the network of lottery terminals to reduce costs. As of November 10, 2000, all terminals have been deinstalled and warehoused. The base cost of the system was approximately $12.3 million, of which approximately $2.9 million had yet to be paid as of September 30, 2000.

     The Company is currently negotiating an agreement for the use of the lottery network with a joint venture seeking to establish and run an on-line lottery in a foreign country. The Company expects to receive as consideration an upfront cash payment, continuing rental payments for the equipment and a percentage of future lottery revenues generated by the joint venture. Management expects the upfront cash payment and future cash flows will be in excess of the carrying costs of the assets. Therefore, the Company has not recorded an impairment loss to adjust the carrying value of the equipment. The Company will continue to assess the expected future cash flows and evaluate any potential impairment. Any impairment loss may have a material effect on the financial statements in the future.

(6) NOTES PAYABLE

Notes payable consists of the following:

                                                      SEPTEMBER 30,     JUNE 30,
                                                          2000           2000
                                                       -----------   -----------
Secured Credit Facility due on demand, interest at
  LIBOR plus 1.25%                                     $ 6,946,904   $ 6,309,385
Secured Convertible Notes due December 7, 2001,
  interest at 6%, convertible into common
  stock of the Company                                   2,000,000     4,000,000
Notes payable due September 25, 2001, interest
  at 8 %, convertible into common stock of TNCi            550,000            --
Notes payable due in varying installments through
  2000, interest ranging from 6.9% to 11%
  collateralized by vehicles                                 3,266         4,744
                                                       -----------   -----------
Total                                                    9,500,170    10,314,129
  Less current portion                                   7,500,170     6,314,129
                                                       -----------   -----------
                                                       $ 2,000,000   $ 4,000,000
                                                       ===========   ===========

(a) SECURED CREDIT FACILITY

     On April 5, 2000, the Company entered into a line of credit facility with Merrill Lynch in which Merrill Lynch agreed to advance up to $10.0 million based upon a percentage of the value of securities pledged as collateral to secure amounts drawn under the line of credit (the "Secured Credit Facility"). Principal amounts borrowed under the line, together with accrued interest at an annual rate equal to the London Inter-Bank Offer Rate (LIBOR) (6.811% at September 30, 2000) plus 1.25%, are payable upon demand by Merrill Lynch. To secure such borrowing, the Company has pledged to Merrill Lynch 1,000,000 shares of common stock of U.S. Wireless held by the Company.

     If the amount owed under the Secured Credit Facility at any time exceeds 35% of the market value of the shares of common stock of U.S. Wireless pledged to Merrill Lynch, the Company will be subject to a maintenance call which would require the Company to pledge additional securities which are acceptable to Merrill Lynch as collateral or require the Company to reduce the outstanding balance owed under the Secured Credit Facility through payment in cash. Beginning on May 24, 2000, Merrill Lynch issued a series of maintenance calls requiring a reduction in the balance owed of approximately $900,000. The final maintenance calls were subsequently satisfied by a pledge of additional collateral with a market value of approximately $1.6 million, pledged for the benefit of the Company by Irwin L. Gross, the Company's Chairman and Chief Executive Officer. As of June 30, 2000, the market value of the shares of common stock of U.S. Wireless was sufficient to maintain the outstanding balance owed under the Secured Credit Facility, and Mr. Gross' collateral was released.

     In July and August 2000, Merrill Lynch issued another series of maintenance calls requiring a reduction in the balance owed of approximately $1.2 million. The maintenance calls were subsequently secured by pledges of additional collateral with a total market value of approximately $2.7 million, pledged by Mr. Gross for the benefit of the Company.

     In connection with the pledges of his collateral to meet the maintenance calls, Mr. Gross was granted warrants to purchase 553,978 shares of the Company's Class A Common Stock based upon the amount of collateral pledged and the closing market price of the stock on the date of each pledge. The Company recorded non-cash interest expense of $1,070,527 for the quarter ended September 30, 2000 related to the estimated fair value of the warrants granted for the collateral pledges after June 30, 2000.

     As of November 10, 2000, the outstanding balance of the Secured Credit Facility was approximately $6.7 million. Approximately $15.1 million of U.S. Wireless common stock and $2.3 million of Mr. Gross' collateral remain pledged to Merrill Lynch to secure the credit facility.

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

     At the date of issuance, the conversion rate of the Secured Convertible Notes was lower than the market price of the Company's stock at issuance, and as such the notes have an embedded beneficial conversion feature. The Secured Convertible Notes can be converted at any time prior to redemption. Therefore, the Company recorded a non-cash interest expense of $4.0 million for the year ended June 30, 2000 related to the beneficial conversion feature.

     On July 7, 2000, the Company redeemed $2.0 million of the principal amount of the Secured Convertible Notes. In connection with this redemption, the lenders released to the Company 500,000 shares of U.S. Wireless common stock previously held as collateral. The notes require that in connection with such redemption the Company issue warrants for 125,000 shares, in the aggregate, of its Class A Common Stock to the holders of the notes. These warrants have a four-year term and an exercise price of $4.00 per share. The Company recorded an extraordinary gain on the extinguishment of debt of $977,580 related to the redemption of the Secured Notes.

     On October 5, 2000, the Company redeemed $1.0 million of the principal amount of the Secured Convertible Notes for cash of $1.2 million plus the issuance of 62,500 shares of the Company's Class A Common Stock, as required under the notes. As a result of the redemption, the lenders released to the Company 250,000 shares of U.S. Wireless common stock previously held as collateral. The Company will record an extraordinary gain on the extinguishment of debt of approximately $515,000 for the second fiscal quarter ended December 31, 2000.

     On October 25, 2000, the remaining $1.0 million of principal amount of the Secured Convertible Notes was converted into 500,000 shares of the company's Class A Common Stock. As a result of the conversion the lenders released the final 250,000 shares of U.S. Wireless common stock previously held as collateral.

(6) NOTES PAYABLE TO RELATED PARTY

     In May and June 2000, The Gross Charitable Unit Trust and The Gross Charitable Annuity Trust (together the "Trusts") advanced a total of $800,000 to TNCi for working capital purposes. An additional $250,000 was advanced to TNCi in July 2000. On September 12, 2000, the advances to TNCi were converted into two promissory notes, each in the amount of $525,000, issued to each Trust by TNCi. The notes mature on December 31, 2000 and bear interest at an annual rate of 9.0%. The Trusts are controlled by the Company's Chairman and Chief Executive Officer, Irwin L. Gross. On September 28, 2000, the Trusts advanced $250,000 to TNCi resulting in a total outstanding balance of $1,300,000 as of September 30, 2000.

     In August and September 2000 the Trusts also advanced a total of $800,000 to Global for working capital purposes. On September 22, 2000, the advances were converted into two promissory notes, each in the amount of $400,000, issued to each Trust by Global. The notes mature on December 31, 2000 and bear interest at an annual rate of 9.0%.

     In connection with the execution of the promissory notes, each Trust was granted warrants to purchase 99,159 shares of the Company's Class A Common Stock and 155,780 shares of TNCi Common Stock based upon the amount advanced and the closing market price of each stock on the date of each advance. The Company recorded non-cash charges to interest expense totaling $1,809,986 related to the estimated fair value of the warrants granted for the quarter ended September 30, 2000.

(7) RELATED PARTY INVESTMENT IN SUBSIDIARY

     On October 16, 2000, an officer of TNCi purchased 500,000 units of TNCi, consisting of 500,000 shares of TNCi common stock and warrants to purchase 166,667 shares of TNCi common stock. The purchase price was $2.00 per unit, which was the closing market price of TNCi common stock on such date. The warrants have an exercise price of $3.50 per share and a term of four-years. Aggregate consideration to TNCi was $1.0 million, which was paid in installments in August and September 2000.

(8) WARRANTS

     In connection with the execution of the promissory notes issued to the Trusts by TNCi, each Trust was granted warrants to purchase 155,780 shares of TNCi's common stock based upon the amount advanced and the closing market price of TNCi's common stock on the date of each advance. The warrants have exercise prices equal to the closing price of TNCi's common stock on the date of the relevant advance and a term of five years from such date. For the fiscal year ended June 30, 2000, the Company recorded deferred financing costs of $1,047,000 related to the estimated fair value of the warrants, of which $137,000 and $444,000 has been amortized as a non-cash charge to interest expense in the year ended June 30, 2000 and the quarter ended September 30, 2000, respectively.

     In connection with the execution of the promissory notes issued to the Trusts by Global, each Trust was granted warrants to purchase 99,159 shares of the Company's Class A Common Stock based upon the amount advanced and the closing market price of the Company's Class A Common Stock on the date of each advance. The warrants have exercise prices equal to the closing price of the Company's Common Stock on the date of the relevant advance and a term of five years from such date. The Company recorded deferred financing costs of $762,986 related to the estimated fair value of the warrants, of which $190,747 has been amortized as a non-cash charge to interest expense for the quarter ended September 30, 2000.

     In connection with the pledges of his collateral to meet maintenance calls on the Company's Secured Credit Facility issued by Merrill Lynch, Mr. Gross was granted warrants to purchase 553,978 shares of the Company's Class A Common Stock based upon the amount of collateral pledged and the closing market price of the stock on the date of each pledge. The warrants have exercise prices equal to the closing price of the Company's Class A Common Stock on the date of the relevant pledge and a term of the five years from such date. The Company recorded non-cash interest expense of $1,070,527 for the quarter ended September 30, 2000 related to the estimated fair value of the warrants granted for the collateral pledges after June 30, 2000.

(9) COMMITMENTS AND CONTINGENCIES

(a) LITIGATION

     FIDELITY AND GUARANTY INSURANCE COMPANY V. INTERACTIVE FLIGHT TECHNOLOGIES, INC., United States District Court for the District of Minnesota, CV No. 99-410. This is a reformation action in which one of the Company's insurers is seeking to reform an umbrella policy in the amount of $10.0 million to include an exclusion for completed products for policies issued for years 1997-98 and 1998-99. Such exclusion would preclude claims made by the estates of victims of the crash of Swissair Flight No. 111 on September 2, 1998. The insurer recently filed a motion for summary judgment, which was heard before the United States District Court for the District of Minnesota on September 12, 2000. On October 24, 2000, the Court ruled in favor of the insurer. Global is filing a motion to alter or amend the ruling. The umbrella policy at issue in this suit is in addition to the $10.0 million in aviation insurance coverage that Global currently has in place.

     SWISSAIR/MDL-1269, IN REGARDS TO AN AIR CRASH NEAR PEGGY'S COVE, NOVA SCOTIA. This multi-district litigation, which is being overseen by the United States District Court for the Eastern Division of Pennsylvania, relates to the crash of Swissair Flight No. 111 on September 2, 1998. The Swissair MD-11 aircraft involved in the crash was equipped with an entertainment network system that had been sold to Swissair by Global's predecessor company, Interactive
Flight Technologies, Inc. Estates of the victims of the crash have filed lawsuits throughout the United States against Swissair, Boeing, Dupont and various other parties, including Global and TNCi, which has been named in some of the lawsuits filed on a successor liability theory. TNCi and Global deny all liability for the crash. TNCi and Global are being defended by Global's aviation insurer.

     On September 1, 1999, SAir Group invited the Company to participate in a conciliation hearing before the Justice of the Peace in Kloten, Switzerland, which is the customary manner in which civil litigation is initiated in Switzerland. The document informing the Company of the proceeding states that the request has been filed in connection with the crash of Swissair Flight 111 primarily in order to avoid the expiration of any applicable statutes of limitations and to reserve the right to pursue further claims. The document states that the relief sought is "possibly the equivalent of CHF 342,000,000 - in a currency to be designated by the court; each plus 5% interest with effect from September 3, 1998; legal costs and a participation to the legal fees (of the plaintiff) to be paid by the defendant."

     BRYAN R. CARR V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD., Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, TNCi's former Chief Operating and Financial Officer and a former Director, filed a claim on November 24, 1999 alleging a breach of his employment agreement with TNCi. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. TNCi and Global filed a motion to compel arbitration of the claims pursuant to an arbitration provision in the employment agreement and to stay the State Court action pending the arbitration proceeding. The Company's motion was granted on August 9, 2000. On November 7, 2000, Mr. Carr filed his claim for arbitration in Georgia.

     In September of 1999, the Company filed a lawsuit against Barington Capital Group, L.P. in Maricopa County Superior Court, Arizona, seeking a declaratory judgment that no sums were owed to Barington pursuant to a one-year Financial
Advisory Service Agreement dated October 21, 1998. In October 1999, Barington filed a lawsuit on the same contract in the Supreme Court of the State of New York, County of New York, Index No. 99-6041606, captioned BARINGTON CAPITAL GROUP, L.P. V. INTERACTIVE FLIGHT TECHNOLOGIES, INC., alleging that Barington is owed $1,750,471 in connection with services alleged to have been performed pursuant to the Financial Advisory Service Agreement. The Company filed a motion to dismiss or stay Barington's New York action, pending resolution of the Arizona action. The court granted a stay. In the interim, there have been several attempts by Barington to have the Arizona action dismissed based on jurisdictional grounds. As a result, on or about September 15, 2000, the stay in Barington's New York action was lifted after the New York Court determined that there were still jurisdictional issues pending in the Arizona action. On or about October 16, 2000, the Company renewed its request to the New York Court to dismiss or continue the stay on the ground that the Arizona action was still active. The New York Court has not yet ruled on the Company's recent request.

     GLOBAL TECHNOLOGIES, LTD. V. XCEL CAPITAL, LLC, United States District Court for the Eastern District of Pennsylvania, Case No. 00-CV-505. On January 27, 2000, the Company filed an action against XCEL Capital, LLC ("XCEL") for specific performance and breach of contract. In the action, the Company sought to compel XCEL to tender 75,000 shares (pre-stock split) of Global Class A Common Stock to the Company at $4.75 per share in accordance with XCEL's obligations pursuant to a put/call agreement entered into between the parties on August 12, 1999. XCEL filed counterclaims. On September 14, 2000, the Company settled the action by agreeing to issue an additional 25,000 shares to XCEL and to register such shares for resale (subject to certain restrictions on the volume and timing of sales) by October 31, 2000. The February 2000 stock dividend was not issued, and no money was paid, to XCEL.

     A suit captioned LODGENET ENTERTAINMENT CORPORATION V. THE NETWORK CONNECTION, INC. was filed April 5, 2000 in the Circuit Court for the Second Judicial Circuit of the State of South Dakota. The action arose out of TNCi's hiring of Theodore P. Racz, a former LodgeNet Entertainment Corporation employee, as its Senior Vice President of the Hotels & Hospitality division. LodgeNet alleged tortious interference with contract and tortious interference with business relationships. LodgeNet sought to prohibit Mr. Racz from being employed by TNCi, as well as damages, and fees and costs. On August 30, 2000, this case was voluntarily dismissed without prejudice by LodgeNet because there was no jurisdiction in South Dakota.

     A suit captioned AVNET, INC. V. THE NETWORK CONNECTION, INC., was filed May 17, 2000 in Maricopa County Superior Court, CV2000-009416. The suit relates to invoices for inventory purchased by The Network Connection in late 1998 and early 1999. Avnet, Inc. seeks payment of the invoices, interest and legal fees. The aggregate amount of relief sought by Avnet is approximately $900,000. The Network Connection has not paid for the inventory purchased primarily for the following reasons: (i) the inventory purchased did not meet specifications and thus was not accepted by its customer, and (ii) The Network Connection was pursuing a separate warranty claim against Avnet regarding certain other inventory purchased from Avnet. On October 11, 2000, The Network Connection won a jury verdict of $1.8 million in the warranty suit. The Network Connection has applied to the court for fees and costs of approximately $290,000 plus pre-judgement interest, which, if granted, would be in addition to any jury verdict awarded. The court is expected to enter its final judgment in December 2000. The Network Connection expects payment in December subject to the defendants not appealing the ruling.

     The Company is subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of September 30, 2000, the effect of such matters will not have a material adverse effect on the Company's results of operations and financial position.

(b) CARNIVAL AGREEMENT

     In September 1998, the Company entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival") for the purchase, installation and maintenance of its advanced cabin entertainment and management system for the cruise industry ("CruiseView(TM)") on a minimum of one Carnival Cruise Lines ship. In December 1998, Carnival ordered the installation of CruiseView(TM) on one Carnival Cruise Lines "Fantasy" class ship, which has been in operational use since August 1999. In August 1999, Carnival ordered the installation of CruiseView(TM) on one Carnival Cruise Lines "Destiny" class ship which was in operational use from October 1999 through March 2000

     On September 25, 2000, the Company entered into a Master Settlement Agreement and Mutual Release with Carnival (the "Settlement Agreement"). The Settlement Agreement specifies that the Company and Carnival agree: (i) to terminate the Carnival Agreement; (ii) to negotiate in good faith to enter into a new agreement for purchase, installation and maintenance of CruiseView(TM);
(iii) that the Company will issue to Carnival a one-year convertible note payable in the principal amount of $550,000; (iv) to mutually release each party from any prior claims; and (v) the Company shall retain ownership of any and all equipment (other than wiring and switching equipment installed for networking purposes which Carnival purchased and paid in full pursuant to the Carnival Agreement) installed on any Carnival ship.

     Pursuant to the Settlement Agreement, the Company and Carnival continue discussions with respect to a new agreement which would cover the installation of the Company's latest CruiseView(TM) technology on the "Fantasy" class ship discussed above, and contractual terms more favorable to the Company than the Carnival Agreement, including a longer-term and multiple ship arrangement. The Company believes its new technology improves the Company's ability to create multiple new content and commerce-based revenue streams, and to establish a business relationship providing appropriate returns to each partner. There is no assurance that the Company will be successful in securing a new, more favorable long-term contract with Carnival. Notwithstanding the above, the Company continues to operate its CruiseView(TM) system aboard one Carnival Fantasy class ship on a month-to-month basis and will continue to do so as long as the economics are beneficial to the Company and Carnival.

(c) PURCHASE COMMITMENTS

     In September  1999,  GTL Leasing  Limited  entered  into an agreement  with
International Lottery & Totalizator Systems, Inc., a California corporation ("ILTS"), to purchase an on-line lottery system for the operation of the Inter Lotto lotteries. The base value of the lottery system being purchased from ILTS was $12.3 million, of which approximately $2.9 million had yet to be paid as of September 30, 2000. The outstanding balance accrues interest at a rate of 1.5% per month. On October 4, 2000, the Company paid $2.0 million to ILTS for the equipment, including accrued interest of $200,341. Approximately $1.1 million of accounts payable to ILTS relating to the purchase agreement remains outstanding as of November 10, 2000.

     In September 1999, GTL Management entered into an eight-year facilities management agreement with ILTS to provide operational and technology support for the system. Under this agreement, GTL Management pays ILTS a management fee of $72,000 per week, plus additional amounts based on the number of installed terminals (there are currently no installed terminals) and sales volumes, upon the commencement of ticket sales through the system. Approximately $1,025,000 had yet to be paid as of September 30, 2000 for services provided under this agreement. In October 2000, the Company ceased operating lotteries on behalf of

Inter Lotto and began de-installing and warehousing the lottery terminals to reduce costs. ILTS has since stopped providing facilities management services to GTL Management. Approximately $900,000 of accounts payable to ILTS relating to the facilities management agreement remains outstanding as of November 10, 2000.

     In connection with the deinstallation of the lottery terminals, the Company entered into an agreement in principle with ILTS. Under the agreement in principle, the Company will pay $2.1 million in cash to ILTS and return 375 lottery terminals to ILTS. All claims under the purchase and facilities management agreements or otherwise will be mutually released. Under the agreement in principle, the Company is required to pay cash of $1.1 million and the remainder by December 27, 2000. The Company recorded a special charge of $1,900,000 as of September 30, 2000 to reserve for the termination agreement payments, write-off capitalized installation costs and accrue for deinstallation of the terminals.

     Global has guaranteed the obligations of GTL Leasing Limited and GTL Management under these agreements.

(10) COMPREHENSIVE LOSS

     Comprehensive income encompasses net income and "other comprehensive income", which includes all other non-owner transactions and events, which change stockholders' equity. The Company recognized comprehensive loss as follows:

                                                         THREE MONTHS
                                                      ENDED SEPTEMBER 30,
                                                -------------------------------
                                                    2000               1999
                                                ------------       ------------
Net loss                                        $(10,830,932)      $   (449,115)
Net unrealized loss on
  investment securities                          (16,500,000)            (1,415)
Tax benefit of NOL carryforward                   (6,597,059)
Unrealized loss on foreign                                --
  currency translation                              (265,482)
                                                ------------       ------------
Comprehensive loss                              $(34,193,473)      $   (450,530)
                                                ============       ============

(11) OPERATING SEGMENTS

     In 1998,  the Company  adopted SFAS 131,  which  requires the  reporting of operating segments using the "management approach" versus the "industry approach" previously required. The Company's reportable segments consist of TNCi and general corporate operations. TNCi is a provider of broadband entertainment, information and e-commerce systems for the "away-from-home" marketplace, which encompasses hotels, cruise ships and long-haul passenger trains, as well as schools, training facilities and institutions. TNCi's fully-interactive, all-digital and high speed information and entertainment platforms are designed to provide consumers and students Internet and e-mail access with such customizable services as on-demand films, videos and music, video games and casino gaming, tour and reservation information, as well as IP telephony, courseware and lectures, and other Internet-based content and commerce applications. General corporate operations consist of developing and operating of affiliate companies, most of which are engaged in telecommunications, e-commerce, networking solutions and gaming.

     The following summarizes information related to the Company's segments. All significant inter-segment activity has been eliminated. Assets are the owned or allocated assets used by each operating segment.

                                                         THREE MONTHS
                                                      ENDED SEPTEMBER 30,
                                               --------------------------------
                                                   2000                1999
                                               ------------        ------------
Revenue
  TNCi                                         $     55,236        $  5,610,387
  Other                                             114,085                  --
                                               ------------        ------------
                                               $    169,321        $  5,610,387
Gross profit(a)
  TNCi                                         $    (46,325)       $  2,181,246
  Other                                              90,409                  --
                                               ------------        ------------
                                               $     44,084        $  2,181,246
Operating income (loss)
  TNCi                                         $ (4,462,037)       $    517,635
  Other                                          (5,669,862)         (1,078,240)
                                               ------------        ------------
                                               $(10,131,899)       $   (560,605)
General corporate operations
  Equity in loss of non-
    consolidated affiliate                     $         --        $   (152,576)
  Net interest                                   (2,222,295)            295,187
  Other income (expenses)                               354              13,408
  Minority interest                                 545,328             (94,529)
Extraordinary gain                                  977,580                  --
                                               ------------        ------------

Net loss                                       $(10,830,932)       $   (499,115)

Total assets
  TNCi                                         $ 13,010,939        $ 19,137,090
  General corporate                              80,432,631          22,478,454
                                               ------------        ------------

    Total Assets                               $ 93,443,570        $ 41,615,544
                                               ============        ============

(a) Gross profit is the difference between Revenue and Cost of Revenue in the consolidated statement of operations.

(12) SUBSEQUENT EVENTS

(a) SECURED CREDIT FACILITY

     As of November 10, 2000 the Company has repaid $250,000, net of new borrowings, of the Secured Credit Facility leaving an outstanding balance of approximately $6.7 million. In connection with the net repayment, Merrill Lynch released $500,000 of the collateral pledged by Mr. Gross. As of November 10, 2000, Mr. Gross has pledged collateral with a market value of approximately $2.3 million to secure the facility.

(b) SECURED CONVERTIBLE NOTES

     On October 3, 2000, the Company issued $7.0 million of secured convertible notes to Advantage Fund II Ltd. and Koch Investment Group, Ltd. The notes bear interest at 8% per annum and are convertible after 120 days into shares of the Company's Class A Common Stock at a 20% discount to market, and after 150 days into shares of U.S. Wireless common stock also at a 20% discount to market. The Company is obligated to register the Class A Common Stock into which the notes are convertible. To secure such borrowing, the Company pledged 866,538 shares of U.S. Wireless common stock to the holders of the notes. The Company can redeem the secured convertible notes at any time for a premium.

     In connection with this issuance, on October 5, 2000, the Company redeemed $1.0 million of the principal amount of the Secured Convertible Notes for cash of $1.2 million plus the issuance of 62,500 shares of the Company's Class A Common Stock, as required under such notes. As a result of the redemption, the note holders released to the Company 250,000 shares of U.S. Wireless common stock previously held as collateral.

     On October 25, 2000, the remaining $1.0 million of principal amount of the Secured Convertible Notes was converted into 500,000 shares of the company's Class A Common Stock. As a result of the conversion, the lenders released the final 250,000 shares of U.S. Wireless common stock previously held as collateral.

(c) ILTS SETTLEMENT

     In October 2000, the Company decided to cease operating lotteries on behalf of Inter Lotto and began de-installing and warehousing the lottery terminals. In connection therewith, the Company entered into an agreement in principle with ILTS. Under the agreement in principle, the Company will pay $2.1 million in cash to ILTS and return 375 lottery terminals to ILTS. All claims under the purchase and facilities management agreements or otherwise will be mutually released. Under the agreement in principle, the Company is required to pay cash of $1.1 million and the remainder by December 27, 2000. The Company recorded a special charge of $1,900,000 as of September 30, 2000 to reserve for the termination agreement payments, write-off capitalized installation costs and accrue for deinstallation of the terminals.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in another part of this report and which are deemed to be incorporated into this section. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those set forth under and included in other portions of this report. See "Forward-Looking Statements" on Page 21.

DESCRIPTION OF BUSINESS

     Global Technologies, Ltd. is a technology incubator that invests in, develops and manages emerging growth companies in the networking solutions, interactive information and entertainment systems, e-commerce, telecommunications and gaming industries.

     We currently hold common stock and convertible preferred stock representing approximately 77% of the outstanding common stock of The Network Connection, Inc. on a fully converted basis. The Network Connection is publicly traded on the NASDAQ SmallCap Market under the ticker symbol "TNCX."

     TNCi is a provider of broadband entertainment, information and e-commerce systems for the "away-from-home" marketplace, which encompasses hotels, cruise ships and long-haul passenger trains, as well as schools, training facilities and institutions. TNCi's fully-interactive, all-digital and high speed information and entertainment platforms are designed to provide consumers and students Internet and e-mail access with such customizable services as on-demand films, videos and music, video games and casino gaming, tour and reservation information, as well as IP telephony, courseware and lectures, and other Internet-based content and commerce applications. TNCi has developed specific systems for the hospitality market (InnView(TM)), the cruise ship industry (CruiseView(TM)), the long haul passenger train market (Projectrainbow(TM)), as well as for corporate training and educational institutions (EduView(R)). These systems provide "away from home" industries with technology solutions for the information and entertainment needs of today's "connected" marketplace.

     We also hold 3,000,000 shares of common stock representing approximately 14.2% of the outstanding common stock of U.S. Wireless Corporation, based on the number of outstanding shares of U.S. Wireless common stock on June 30, 2000. U.S. Wireless is publicly traded on the NASDAQ National Market under the ticker symbol "USWC".

     U.S. Wireless provides mobile location and traffic-related information to wireless carriers, Internet providers, public safety and transportation/telematics companies. U.S. Wireless is building a national location network and has announced plans to roll out traffic and transportation services in San Diego, CA, Washington, D.C., Hampton Roads, VA, and the Greater San Francisco, CA bay area. The company's network is based on its award-winning RadioCamera(TM) pattern matching positioning technology that pinpoints the location of cellular callers to enable the delivery of mobile services that rely on location, including life saving emergency 911 caller location, live traffic and traveler information, navigation assistance, localized directory assistance, and vehicle and asset tracking.

     We also own an operating center and approximately 3,600 terminals that connect to the operating center via wireless technology. GTL Management Limited, one of our wholly owned United Kingdom subsidiaries, previously operated lotteries on behalf of charities in Great Britain in conjunction with Inter Lotto (UK) Limited (which maintains the license to operate lotteries), using this system. Prior to August 18, 2000, we owned 27.5% of Inter Lotto, but have terminated our relationship with that entity. In connection with the termination, we received approximately (pound)750,000, transferred our shares of Inter Lotto to three of its other shareholders and entered into an arrangement pursuant to which we would have access to Inter Lotto's lottery license through December 31, 2000.

     In October 2000, we ceased all lottery operations and began deinstalling and warehousing terminals. As of November 10, 2000, all terminals were currently warehoused. In addition, we are currently negotiating an agreement for the use of our lottery network with a joint venture through which it is anticipated that an on-line lottery in a foreign country will be operated. We anticipate that we will receive an upfront cash payment, equipment rental revenue and a percentage of any revenue generated by the joint venture from lottery operations. There is no assurance that a transaction will be consummated or any lottery operations commenced. Through our UK presence, we are also continuing to develop on-line, Internet-based lottery and related games for UK residents.

     As of November 10, 2000, we also hold 1,499,900 shares of common stock of, representing an approximately 4% equity interest in, Shop4Cash.com, Inc., a privately held, cash-incentive, Internet shopping portal with a growing base of approximately 250 affiliated merchants. Shop4Cash has recently determined to expand the scope of its existing business model to offer merchants on-line credit card processing and transaction services in addition to the existing services of the Shop4Cash website. Shop4Cash expects that these additional services will create additional value for both consumers and businesses by facilitating the flow of consumers from the Shop4Cash website to the merchants' virtual storefronts.

RESULTS OF OPERATIONS

     REVENUE.

     Revenue for the quarter ended September 30, 2000 was $169,321, a decrease of $5,441,066 (or 97%) compared to revenue of $5,610,387 for the comparable quarter ended September 30, 1999. Equipment sales of $42,735 generated during the quarter ended September 30, 2000 were principally from the sale of servers and spare equipment parts to educational institutions. Equipment sales of $5,550,560 during the quarter ended September 30, 1999 were principally from the sale of 195 of The Network Connection's Cheetah(R) video servers in connection with the Georgia Metropolitan Regional Education Services Agency Net 2000 project.

     Service income of $126,586 generated during the quarter ended September 30, 2000 resulted from the lottery operations in the U.K. of $114,085 and from our share of revenue generated by installed interactive entertainment systems of $12,501. Service income of $59,827 generated during the quarter ended September 30, 1999, was principally from design services performed for a potential interactive entertainment system customer.

     COST OF SALES.

     Cost of equipment sales and service income for the quarter ended September 30, 2000 were $125,237, a decrease of $3,303,724 (or 96%) compared to cost of sales and service income of $3,428,961 for the comparable quarter ended September 30, 1999. Cost of equipment sales of $10,803 for the quarter ended September 30, 2000 is comprised principally of costs associated with the server sales to educational institutions. Cost of equipment sales of $3,420,381 for the quarter ended September 30, 1999 was comprised of material costs and estimated warranty costs associated with the 195 Cheetah(R) video servers for the Georgia schools project.

     Cost of service income of $114,434 for the quarter ended September 30, 2000 is comprised of video content costs of $90,758 for interactive entertainment system customers and U.K. lottery costs of $23,676. We expect that the video content costs as a percentage of the associated service income will decrease over time as The Network Connection's installed base of systems grows. The cost of service income of $8,580 for the comparable quarter of the prior fiscal year is comprised of miscellaneous costs for design services performed for an interactive entertainment customer.

     GENERAL AND ADMINISTRATIVE.

     General and administrative expenses for the quarter ended September 30, 2000 were $7,645,908, an increase of $5,173,018 (or 209%) compared to general and administrative expenses of $2,472,890 for the corresponding quarter ended September 30, 1999. Significant components of general and administrative expenses include payroll costs, legal and professional fees, marketing and advertising costs, and depreciation expense. The increase in expenses in the current quarter is principally attributable to increases in facilities costs and payroll expenses of The Network Connection related to additional offices and increased personnel levels, and increases in payroll expenses, marketing costs, legal and professional fees and depreciation expenses of GTL Management related to the UK lottery operation launched in April 2000.

     NON-CASH COMPENSATION.

     Non-cash compensation expense of $197,904 in the quarter ended September 30, 2000 is related to the issuance of warrants and common stock for financial advisory services. Non-cash compensation expense of $85,000 for the quarter ended September 30, 1999 resulted from a former employee's severance package.

     SPECIAL CHARGES.

     Special charges of $1,900,000 for the quarter ended September 30, 2000 relates to the deinstallation of the lottery terminals in the U.K. and the termination of the facilities management agreement with ILTS.

     AMORTIZATION OF INTANGIBLES.

     Amortization expense for the quarter ended September 30, 2000 was $432,171, an increase of $248,030 (or 135%) compared to amortization expense of $184,141 for the three months ended September 30, 1999. The increase in intangible amortization in the current quarter is due to a revision made effective May 1, 2000 to our estimate of the remaining useful life of goodwill from ten years to five years as a result of economic events which occurred during the previous fiscal year.

     INTEREST EXPENSE.

     Interest expense was $2,247,729 for quarter ended September 30, 2000 compared to $8,651 for the quarter ended September 30, 1999. The increase in interest expense for the current quarter is principally attributable to non-cash interest expenses of $1,711,293 related to warrants issued in connection with cash advances and pledges of collateral, interest accrued on the outstanding balance of the ILTS purchase commitment of $200,341, and increased debt levels compared to the prior fiscal quarter.

     INTEREST INCOME.

     Interest income was $25,434 for the quarter ended September 30, 2000 compared to $303,838 for the quarter ended September 30, 1999. The decrease in interest income for the current quarter is attributable to the lower average cash balance during the quarter ended September 30, 2000 compared to the comparable period ended September 30, 1999.

     EQUITY INTERESTS.

     For the quarter ended September 30, 2000, we did not record any equity interest in losses of affiliates, compared to $67,925 and $84,651 we recorded for Inter Lotto and Donativos S.A. de C.V. respectively for the quarter ended September 30, 1999. On August 18, 2000 we transferred our equity interest in Inter Lotto to three of the original shareholders of Inter Lotto and wrote of our investment as of June 30, 2000. We sold our equity interest in Donativos in May 2000.

     OTHER INCOME.

     Other income for the quarter ended September 30, 2000 was $354 compared to $13,408 for the quarter ended September 30, 1999. Other income in the current quarter resulted from the sale of scrapped inventory parts to employees. Other income in the quarter ended September 30, 2000 principally resulted from net gains (partially offset by net losses) from the sale of certain assets, and sublet income from the sublease of office space.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, we had cash and cash equivalents, and short-term investments of approximately $47.8 million, of which approximately $47.6 million represents our investment in U.S. Wireless, which is classified as an investment available for sale and carried at fair market value. The carrying value of this investment is subject to future fluctuations in the market price of U.S. Wireless common stock. As of November 10, 2000, the price per share of U.S. Wireless common stock was $15.0625, resulting in a fair market value of $45.2 million.

     During the quarter ended September 30, 2000, we used $4.4 million of cash for operating activities, an increase of $1.6 million from the $2.8 million of cash used for the quarter ended September 30, 1999. The cash used in operations during the quarter ended September 30, 2000 resulted primarily from the net loss, partially offset by depreciation and amortization expenses, the extraordinary gain on debt extinguishments, and non-cash interest and compensation expenses, decreases in other current assets, and increases in accounts payable and accrued liabilities. The cash utilized in operations during the three months ended September 30, 1999 resulted primarily from increases in accounts receivable and inventories, partially offset by increases in accounts payable and deferred revenue.

     Cash flows used in investing activities were $1.4 million during the quarter ended September 30, 2000, a decrease of $1.6 million from the $3.0 million of cash used for the quarter ended September 30, 1999. The decrease in cash used resulted primarily from the lack of deposits on and purchases of lottery equipment partially offset by purchases of equipment used for installations of interactive entertainment system in hotel properties.

     During the quarter ended September 30, 2000, cash provided by financing activities was $2.3 million, an increase of $2.8 million from the $476,000 of cash used in the quarter ended September 30, 1999. The increase in cash provided in the current fiscal period resulted primarily from advances from related parties, the issuance of preferred stock of The Network Connection, advances under equity purchase agreements and net borrowings under the credit facility with Merrill Lynch, partially offset by the redemption of secured convertible notes issued to Advantage Fund II, Ltd. and Koch Investment Group, Ltd. in June 2000.

     On October 3, 2000, we issued $7.0 million of secured convertible notes to Advantage and Koch. The notes bear interest at 8% per annum and are convertible after 120 days into shares of our Class A Common Stock at a 20% discount to market (we are obligated to register these shares for resale), and after 150 days into shares of U.S. Wireless common stock also at a 20% discount to market. To secure such borrowing, we pledged 866,538 shares of U.S. Wireless common stock to the holders of the notes. We can redeem the secured convertible notes at any time for a premium.

     In connection with this issuance, on October 5, 2000, we redeemed $1.0 million of the principal amount of the secured convertible notes issued in June 2000 for cash of $1.2 million plus the issuance of 62,500 shares of the Company's Class A Common Stock, as required under the notes. As a result of the redemption, the note holders released to the Company 250,000 shares of U.S. Wireless common stock previously held as collateral.

     On October 25, 2000, the remaining $1.0 million of principal amount of the secured convertible notes issued in June 2000 was converted into 500,000 shares of our Class A Common Stock. As a result of the conversion, the lenders released the final 250,000 shares of U.S. Wireless common stock previously held as collateral.

     On October 4, 2000, we paid $2.0 million of our outstanding purchase commitment of $2.9 million to ILTS. The payment included $200,341 of interest which we had accrued as of September 30, 2000.

     As of November 10, 2000 we have repaid $250,000, net of new borrowings, of the credit facility with Merrill Lynch leaving an outstanding balance of approximately $6.7 million. In connection with certain repayments, Merrill Lynch released $500,000 of the collateral pledged for our benefit by Mr. Gross. As of November 10, 2000, Mr. Gross has pledged collateral with a market value of approximately $2.3 million to secure the facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and for Hedging Activities." ("SFAS 133"). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for in earnings. Depending on the use of the derivative and the satisfaction of other requirements, special hedge accounting may apply. At June 30, 2000, we had no freestanding derivative instruments in place and had no material amount of embedded derivative instruments. We adopted SFAS 133 on July 1, 2000. Based upon our application of SFAS no. 133, its adoption had no materially adverse effect on our consolidated financial statements.

INFLATION AND SEASONALITY

     We do not believe that we are significantly impacted by inflation or that our operations are seasonal in nature.

RISKS ASSOCIATED WITH YEAR 2000.

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

FORWARD-LOOKING INFORMATION.

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.

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

     Forward-looking statements reflect our current expectations and are inherently uncertain. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that future events, in addition to those discussed elsewhere in this Report and also in other filings made by us with the Securities and Exchange Commission, could affect our future operations and cause our results to differ materially from those expressed in our forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements contained herein.

PART II. OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     FIDELITY AND GUARANTY INSURANCE COMPANY V. INTERACTIVE FLIGHT TECHNOLOGIES, INC., United States District Court for the District of Minnesota, CV No. 99-410. This is a reformation action in which one of the Company's insurers is seeking to reform an umbrella policy in the amount of $10.0 million to include an exclusion for completed products for policies issued for years 1997-98 and 1998-99. Such exclusion would preclude claims made by the estates of victims of the crash of Swissair Flight No. 111 on September 2, 1998. The insurer recently filed a motion for summary judgment, which was heard before the United States District Court for the District of Minnesota on September 12, 2000. On October 24, 2000, the Court ruled in favor of the insurer. We are filing a motion to alter or amend the ruling. The umbrella policy at issue of this suit is in addition to the $10.0 million in aviation insurance coverage that Global currently has in place.

     SWISSAIR/MDL-1269, IN REGARDS TO AN AIR CRASH NEAR PEGGY'S COVE, NOVA SCOTIA. This multi-district litigation, which is being overseen by the United States District Court for the Eastern Division of Pennsylvania, relates to the crash of Swissair Flight No. 111 on September 2, 1998. The Swissair MD-11 aircraft involved in the crash was equipped with an entertainment network system that had been sold to Swissair by our predecessor company, Interactive Flight Technologies, Inc. Estates of the victims of the crash have filed lawsuits throughout the United States against Swissair, Boeing, Dupont and various other parties, including Global and The Network Connection, which has been named in some of the lawsuits filed on a successor liability theory. The Network Connection and Global deny all liability for the crash. The Network Connection and Global are being defended by Global's aviation insurer.

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

     On May 6, 1999, a complaint captioned INTERACTIVE FLIGHT TECHNOLOGIES, INC.
V. SWISSAIR TRANSPORT COMPANY, LTD., et al., No. Civ. 99-0936PHXSMM, was filed in the United States District Court for the District of Arizona. In this suit, we are seeking payment by Swissair of $6,773,906 for sums owed by Swissair and SR Technics to us for equipment and warranty contracts. We have also asserted claims for business torts arising from the unjustified deactivation of the entertainment network systems following the crash of Swissair Flight 111 in this action. Swissair filed motions to dismiss the action alleging that the claims asserted in our complaint are subject to resolution by arbitration. The motions to dismiss were granted on March 31, 2000. We requested the District Court to reconsider its ruling on the motions and such request was denied by the District Court on May 25, 2000. We appealed both the March 31 and May 25 District Court Orders to the United States Court of Appeals for the Ninth Circuit. Swissair filed a motion to dismiss the appeal for lack of jurisdiction, which was granted on September 18, 2000. We are arbitrating these claims in Switzerland.

     BRYAN R. CARR V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD., Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, The Network Connection former Chief Operating and Financial Officer and a former Director, filed a claim on November 24, 1999 alleging a breach of his employment agreement with The Network Connection. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. The Network Connection and Global filed a motion to compel arbitration of the claims pursuant to an arbitration provision in the employment agreement and to stay the State Court action pending the arbitration proceeding. Our motion was granted on August 9, 2000. On November 7, 2000, Mr. Carr filed his claim for arbitration in Georgia.

     In September of 1999, we filed a lawsuit against Barington Capital Group, L
P. in Maricopa County Superior Court, Arizona, seeking a declaratory judgment that no sums were owed to Barington pursuant to a one-year Financial Advisory Service Agreement dated October 21, 1998. In October 1999, Barington filed a lawsuit on the same contract in the Supreme Court of the State of New York, County of New York, Index No. 99-6041606, captioned BARINGTON CAPITAL GROUP, L.P. V. INTERACTIVE FLIGHT TECHNOLOGIES, INC., alleging that Barington is owed $1,750,471 in connection with services alleged to have been performed pursuant to the Financial Advisory Service Agreement. We filed a motion to dismiss or stay Barington's New York action, pending resolution of our Arizona action. The court granted a stay. In the interim, there have been several attempts by Barington to have our Arizona action dismissed based on jurisdictional grounds. As a result, on or about September 15, 2000, the stay in Barington's New York action was lifted after the New York Court determined that there were still jurisdictional issues pending in our Arizona action. On or about October 16, 2000, we renewed our request to the New York Court to dismiss or continue the stay on the ground that our Arizona action was still active. The New York Court has not yet ruled on our recent request.

     GLOBAL TECHNOLOGIES, LTD. V. XCEL CAPITAL, LLC, United States District Court for the Eastern District of Pennsylvania, Case No. 00-CV-505. On January 27, 2000, we filed an action against XCEL Capital, LLC ("XCEL") for specific performance and breach of contract. In the action, we sought to compel XCEL to tender 75,000 shares (pre-stock split) of Global Class A Common Stock to us at $4.75 per share in accordance with XCEL's obligations pursuant to a put/call agreement entered into between the parties on August 12, 1999. XCEL filed counterclaims. On September 14, 2000, we settled the action by agreeing to issue an additional 25,000 shares to XCEL and to register such shares for resale (subject to certain restrictions on the volume and timing of sales) by October 31, 2000. The February 2000 stock dividend was not issued, and no money was paid, to XCEL.

     A suit captioned LODGENET ENTERTAINMENT CORPORATION V. THE NETWORK CONNECTION, INC. was filed April 5, 2000 in the Circuit Court for the Second
Judicial Circuit of the State of South Dakota. The action arose out of The Network Connection's hiring of Theodore P. Racz, a former LodgeNet Entertainment Corporation employee, as its Senior Vice President of the Hotels & Hospitality division. LodgeNet alleged tortious interference with contract and tortious interference with business relationships. LodgeNet sought to prohibit Mr. Racz from being employed by The Network Connection, as well as damages, and fees and costs. On August 30, 2000, this case was voluntarily dismissed without prejudice by LodgeNet because there was no jurisdiction in South Dakota.

     A suit captioned AVNET, INC. V. THE NETWORK CONNECTION, INC., was filed May 17, 2000 in Maricopa County Superior Court, CV2000-009416. The suit relates to invoices for inventory purchased by The Network Connection in late 1998 and early 1999. Avnet, Inc. seeks payment of the invoices, interest and legal fees. The aggregate amount of relief sought by Avnet is approximately $900,000. The Network Connection has not paid for the inventory purchased primarily for the following reasons: (i) the inventory purchased did not meet specifications and thus was not accepted by its customer, and (ii) The Network Connection was pursuing a separate warranty claim against Avnet regarding certain other inventory purchased from Avnet. On October 11, 2000, The Network Connection won a jury verdict of $1.8 million in the warranty suit. The Network Connection has applied to the court for fees and costs of approximately $290,000 plus pre-judgement interest, which, if granted, would be in addition to any jury verdict awarded. The court is expected to enter its final judgment in December 2000. The Network Connection expects payment in December subject to the defendants not appealing the ruling.

     We may be subject to other lawsuits and claims arising in the ordinary course of our business. In our opinion, as of September 30, 2000, the effect of such matters will not have a material adverse effect on our results of operations and financial position.

ITEM 2 -- CHANGES IN SECURITIES

UNREGISTERED ISSUANCES

     On August 3, 2000, The Network Connection issued 100 shares of its Series E 6% Convertible Preferred Stock to third party investors for net proceeds of approximately $909,000. Beginning 180 days after the date of issue, each share of this preferred stock is convertible into common stock at the lesser of $4.00 per share or a price based on the average market price of The Network Connection common stock for the five consecutive trading days immediately preceding the date of conversion. These securities were issued in a transaction exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

     On August 2, 2000, upon receipt of notice of conversion from Global, The Network Connection issued 5,000,000 shares of its common stock to Global upon conversion of 826,447 shares of The Network Connection's Series D Preferred Stock held by Global. These securities were issued in a transaction exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

     On September 12, 2000, the Board of Directors of The Network Connection authorized the issuance of warrants to purchase 311,560 shares of The Network Connection's common stock, which have been divided equally between two trusts controlled by Irwin L. Gross, the Chairman and Chief Executive Officer of Global and The Network Connection, as compensation for various working capital advances made to The Network Connection from May 2000 through July 2000 totaling $1,050,00. On September 12, 2000, The Network Connection's Board of Directors also approved the conversion of these advances into promissory notes from The Network Connection. The number of warrants issued for each advance was based upon the amount advanced divided by the closing market price of The Network Connection's common stock on the date of each advance. The warrants have exercise prices equal to the closing market price of The Network Connection's common stock on the date of the relevant advance and a term of five years from such date. These securities were issued in a transaction exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof.

     In connection with termination and settlement agreements entered into on July 31, 2000, we issued an aggregate, in August and September 2000, of 279,028 shares of our Class A Common Stock to two stockholders who were also former directors/officers. In accordance with the agreements, we have previously registered 192,166 of these shares. The remaining 86,862 were issued on September 19, 2000 and will not be registered. These securities were issued in a transaction exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

     On September 22, 2000, the Board of Directors authorized the issuance of warrants to purchase 198,318 shares of our Common Stock, which have been divided equally between two trusts controlled by Irwin L. Gross, our Chairman and Chief Executive Officer, as compensation for various working capital advances made to us in August and September 2000 totaling $800,000. On September 22, 2000, our
Board of Directors also approved the conversion of these advances into promissory notes from us. The number of warrants issued for each advance was based upon the amount advanced divided by the closing market price of our Class A Common Stock on the date of each advance. The warrants have exercise prices equal to the closing market price of our Common Stock on the date of the relevant advance and a term of five years from such date. These securities were issued in a transaction exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof.

     On September 22, 2000 the Board of Directors authorized the issuance of warrants to purchase 553,978 shares of our Class A Common Stock to Irwin L. Gross, our Chairman and Chief Executive Officer, as compensation for pledging additional collateral to secure various maintenance calls by Merrill Lynch on our credit facility. The number of warrants issued for each pledge is based upon the amount advanced divided by the closing market price of our Class A Common Stock on the date of each advance. The warrants have exercise prices equal to he closing market price of our Common Stock on the date of the relevant advance and a term of five years from such date. These securities were issued in a transaction exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof.

     On October 16, 2000, an officer of TNCi purchased 500,000 units of TNCi, consisting of 500,000 shares of TNCI common stock and warrants to purchase 166,667 shares of TNCi common stock. The purchase price was $2.00 per unit, which was the closing market price of TNCi common stock on such date. The warrants have an exercise price of 3.50 per share and a term of four-years. The purchase price for these units was $1.0 million, which was paid to TNCi in installments in August and September 2000. These securities were issued in a transaction exempt from the registration provisions of the Securities Act of 1933, pursuant to Section 4(2) thereof.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     The following Index to Exhibits lists the Exhibits filed as part of this Quarterly Report on Form 10-QSB. Where so indicated, Exhibits which were previously filed are incorporated by reference. Documents filed herewith are denoted with an asterisk.

     (a)  EXHIBITS

          EXHIBIT NO.                 DESCRIPTION                      REFERENCE
          -----------                 -----------                      ---------
              27                 Financial Data Schedule                   *

----------
*    Filed herewith

     (b)  REPORTS ON FORM 8-K

          We filed two reports on Form 8-K during the relevant reporting period:

          * On September 5, 2000 regarding the transfer of our interest in Inter Lotto (UK) Limited and termination of an existing operating agreement between us or our wholly-owned subsidiaries and Inter Lotto to operate lotteries on behalf of charities in Great
               Britain   under  Inter   Lotto's   External   Lottery   Manager's
               Certificate.

          * On October 20, 2000 regarding our recent issuance of $7.0 million of secured convertible notes to Advantage and Koch.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2000                GLOBAL TECHNOLOGIES, LTD.


                                        By: /s/ Irwin L. Gross
                                            ------------------------------------
                                            Irwin L. Gross
                                            Chief Executive Officer


                                        By: /s/ Patrick J. Fodale
                                            ------------------------------------
                                            Patrick J. Fodale
                                            Chief Financial Officer

                                INDEX OF EXHIBITS


EXHIBIT NO.                    DESCRIPTION                        REFERENCE
-----------                    -----------                        ---------
    27                    Financial Data Schedule                     *

----------
*    Filed herewith