Form 10QSB
period 2000-12-31
GLOBAL TECHNOLOGIES LTD
filed 2001-02-20
CIK 932021

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended December 31, 2000

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

                               Yes [X]     No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                            Outstanding at February 15, 2001
               -----                            --------------------------------
Class A Common Stock, $.01 par value                    11,262,519 shares
Class B Common Stock, $.01 par value                           -0- shares

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

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of December 31 , 2000
         (unaudited) and June 30, 2000.........................................3

         Condensed Consolidated Statements of Operations for the Three Months
         and Six Months Ended December 31, 2000 and 1999 (unaudited)...........4

         Condensed Consolidated Statements of Cash Flows for the Six Months
         Ended December 31, 2000 and 1999 (unaudited) .........................5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................22

Item 2.  Changes in Securities................................................23

Item 6.  Exhibits and Reports on Form 8-K.....................................24

SIGNATURES....................................................................25

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,         JUNE 30,
                                                                                    2000                2000
                                                                                -------------       -------------
                                                                                 (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                     $   1,975,772       $   3,761,301
  Restricted cash                                                                     282,150             766,748
  Investment securities                                                             9,670,937          64,125,000
  Accounts receivable                                                                  99,512              55,951
  Prepaid expenses                                                                    199,563             846,957
  Deferred tax asset                                                                2,973,190          24,439,131
  Other current assets                                                              1,069,635           2,204,803
                                                                                -------------       -------------
     Total current assets                                                          16,270,759          96,199,891

  Investments                                                                              --              75,000
  Note receivable from related party                                                  117,612             117,612
  Property and equipment, net of accumulated depreciation
    of $3,048,468 and $1,747,418, respectively                                     12,771,168          17,222,957
  Intangibles, net of accumulated amortization of
    $1,851,875 and $987,534, respectively                                           5,833,615           6,697,955
  Other assets                                                                         48,604           1,412,516
                                                                                -------------       -------------

     Total assets                                                               $  35,041,758       $ 121,725,931
                                                                                =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $   8,097,715       $   9,956,182
  Accrued liabilities                                                               2,551,786           3,657,808
  Notes payable                                                                     9,917,294           6,314,129
  Advances from related parties                                                       365,046                  --
  Notes payable to related parties                                                  3,737,400             800,000
                                                                                -------------       -------------
     Total current liabilities                                                     24,669,241          20,728,119
Notes payable                                                                              --           4,000,000
Accrued litigation settlement                                                         833,333             875,000
                                                                                -------------       -------------
     Total liabilities                                                             25,502,574          25,603,119
                                                                                -------------       -------------

Minority interest                                                                          --                  --

Stockholders' equity:
  Series C 5% Convertible preferred stock, 1,000 shares designated, 1,000
   shares issued and outstanding (liquidation preference of $10,443,691)                   10                  10
  Class A common stock, one vote per share, par value $0.01 per share,
   40,000,000 shares authorized; 11,262,601 and 10,395,075 shares issued and
   outstanding, respectively                                                          112,626             103,952
  Additional paid-in capital                                                      139,802,670         135,358,848
  Accumulated other comprehensive income                                            8,718,535          84,157,758
  Accumulated deficit                                                            (139,094,658)       (123,497,756)
                                                                                -------------       -------------
     Total stockholders' equity                                                     9,539,184          96,122,812
                                                                                -------------       -------------

     Total liabilities and stockholders' equity                                 $  35,041,758       $ 121,725,931
                                                                                =============       =============

          See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   THREE MONTHS                    SIX MONTHS
                                                                ENDED DECEMBER 31,              ENDED DECEMBER 31,
                                                           ----------------------------    ----------------------------
                                                               2000            1999            2000            1999
                                                           ------------    ------------    ------------    ------------
Revenue:
  Equipment sales                                          $     16,451    $     46,759    $     59,186    $  5,597,319
  Service income                                                 36,056              --         162,642          59,827
                                                           ------------    ------------    ------------    ------------
                                                                 52,507          46,759         221,828       5,657,146
                                                           ------------    ------------    ------------    ------------
Costs and expenses:
  Cost of equipment sales                                        32,829          34,534          43,632       3,454,915
  Cost of service income                                         43,498           6,523         157,932          15,103
  General and administrative expenses                         6,001,711       4,148,544      13,745,189       6,706,434
  Amortization of intangibles                                   432,171         190,515         864,342         374,655
  (Gain) Loss on foreign currency exchange                      (34,133)             --          46,643              --
  Expenses associated with investments                               --       1,656,587              --       1,656,587
  Loss from impairment of long-lived assets                   3,033,939              --       3,053,497              --
  Special charges                                              (398,640)             --       1,501,360              --
                                                           ------------    ------------    ------------    ------------
                                                              9,111,375       6,036,703      19,412,595      12,207,694
                                                           ------------    ------------    ------------    ------------

     Operating loss                                          (9,058,868)     (5,989,944)    (19,190,767)     (6,550,548)

Other:
  Interest expense                                           (2,030,930)        (39,624)     (4,278,659)        (48,275)
  Interest income                                                26,495         221,069          51,929         524,907
  Equity in loss of nonconsolidated affiliates                       --        (562,875)             --        (715,451)
  Loss from write down of investments in affiliates            (174,990)             --        (174,990)             --
  Gain on sale of investments                                 4,159,582              --       4,159,582              --
  Gain on legal settlement                                    1,336,563              --       1,336,563              --
  Other income (expense)                                         21,547         (17,192)         21,901          (3,784)
                                                           ------------    ------------    ------------    ------------
     Loss before minority interest and
      extraordinary item                                     (5,720,601)     (6,388,566)    (18,074,441)     (6,793,151)

  Minority interest                                             440,073         348,692         985,401         254,163
                                                           ------------    ------------    ------------    ------------

     Loss before extraordinary item                          (5,280,528)     (6,039,874)    (17,089,040)     (6,538,988)

  Extraordinary gain on extinguishment of debt                  514,558              --       1,492,138              --
                                                           ------------    ------------    ------------    ------------

     Net loss                                                (4,765,970)     (6,039,874)    (15,596,902)     (6,538,988)

Cumulative dividend on preferred stock                         (174,058)             --        (340,936)             --

Beneficial Conversion on preferred stock of subsidiary               --              --        (173,469)             --
                                                           ------------    ------------    ------------    ------------

     Net loss attributable to common shareholders          $ (4,940,028)   $ (6,039,874)   $(16,111,307)   $ (6,538,988)
                                                           ============    ============    ============    ============

Net loss per share: basic and diluted                      $      (0.46)   $      (0.67)   $      (1.45)   $      (0.69)
                                                           ============    ============    ============    ============

Weighted average shares outstanding: basic and diluted       10,821,033       9,020,682      11,112,465       9,478,679
                                                           ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six Months
                                                                        Ended December 31,
                                                                  -----------------------------
                                                                      2000             1999
                                                                  ------------     ------------
Cash flows from operating activities:
  Net loss                                                        $(15,596,902)    $ (6,538,988)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                     2,165,392          652,565
   Non-cash compensation expenses                                      267,868          624,050
   Non-cash expenses associated with investments                            --        1,656,587
   Loss on sale of assets held for sale                                     --           37,893
   Loss from impairment of long-lived assets                         3,053,497               --
   Special charges                                                   1,501,360               --
   Non-cash interest expenses                                        3,502,721
   Equity in loss of nonconsolidated affiliate                              --          715,451
   Loss from write down of investments in affiliates                   174,990               --
   Gain on sale of investments                                      (4,159,582)              --
   Gain on legal settlement                                         (1,336,563)
   Loss applicable to minority interest                               (985,400)        (170,947)
   Extraordinary gain on extinguishment of debt                     (1,492,138)              --
   Changes in assets and liabilities, net of acquisition:
    Increase in accounts receivable                                    (43,561)        (903,237)
    Increase in inventories                                                 --       (2,351,153)
    Decrease (increase) in prepaid expenses,
      other current assets and other assets                          2,337,797         (313,315)
    Increase (decrease) in accounts payable                          1,184,335         (110,223)
    Increase (decrease) in accrued liabilities                        (148,351)        (142,561)
    Increase in deferred revenue                                            --        1,742,300
    Decrease in accrued litigation settlement                          (41,667)              --
                                                                  ------------     ------------
           Net cash used in operating activities                  $ (9,616,204)    $ (5,101,578)
                                                                  ------------     ------------
Cash flows from investing activities:
  Maturities of investment securities                                       --        1,450,079
  Purchases of investment securities                                        --       (1,839,643)
  Sales of investment securities                                     4,958,890        4,545,961
  Investments in affiliates                                            (99,990)      (1,763,948)
  Payments received on related party note receivable                        --           17,000
  Deposists on property and equipment                                       --       (5,119,417)
  Purchases of property and equipment                               (3,450,507)      (1,870,672)
  Proceeds from sale of assets held for sale                                --          762,107
  Decrease (Increase) in restricted cash                               484,598         (245,678)
  Payments to purchase Series A, D and E notes                              --         (555,000)
                                                                  ------------     ------------
           Net cash provided by (used in) operating activities    $  1,892,991     $ (4,619,211)
                                                                  ------------     ------------
Cash flows from financing activities:
  Issuance of Series E Preferred Stock of subsidiary                   908,749               --
  Redemption of Series A Preferred Stock                                    --       (3,519,970)
  Advances from related parties                                      3,302,446               --
  Redemption of secured convertible notes                           (3,405,000)              --
  Issuance of secured convertible notes                              7,000,000               --
  Net repayments under secured credit facility                      (3,943,844)              --
  Payments on notes payable                                             (2,991)        (719,901)
  Issuance of common stock                                                  --        2,702,438
  Issuance of common stock of subsidiary                             2,084,076               --
  Employee stock option purchases                                           --           19,505
                                                                  ------------     ------------
           Net cash provided by (used in) financing activities    $  5,943,436     $ (1,517,928)
                                                                  ------------     ------------

  Effect of exchange rate on cash and cash equivalents                  (5,752)              --
                                                                  ------------     ------------

           Net decrease in cash and cash equivalents                (1,785,529)     (11,238,717)

Cash and cash equivalents at beginning of period                     3,761,301       15,521,275
                                                                  ------------     ------------

Cash and cash equivalents at end of period                        $  1,975,772     $  4,282,558
                                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         PART I. FINANCIAL INFORMATION

BASIS OF PRESENTATION

(1) PRINCIPLES OF CONSOLIDATION

     Global Technologies, Ltd. and its wholly-owned subsidiaries: GTL Subco, Inc., GTL Lottoco, Inc., GTL Investments, GlobalTech Holdings Limited, GTL Management Limited ("GTL Management"), GTL Leasing Limited ("GTL Leasing"), Lottery Sales Company Limited, Interactive Flight Technologies (Gibraltar) Limited, GlobalTec Networks, LLC and MTJ Corp.; and its majority-owned and controlled subsidiary, The Network Connection, Inc. ("TNCi") are referred to hereinafter as "Global" or the "Company". The ownership interest of minority shareholders in TNCi is recorded as "minority interest" on the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

     The equity method of accounting is used for our 50% or less owned affiliates over which the Company has the ability to exercise significant influence. The amount by which the Company's carrying value exceeds its share of the underlying net assets of equity affiliates is amortized over five years on a straight-line basis which adjusts our share of the affiliates' earnings or losses.

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

     The results of operations for the three months and six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(3) INVESTMENT SECURITIES

     Investments are classified according to the applicable accounting method at December 31, 2000 and June 30, 2000. Market value reflects the price of publicly traded securities at the close of business at the respective dates. Unrealized gain reflects the excess of market value over carrying value of publicly traded securities classified as available for sale.

     The following summarizes our current portion of investments by type at:

                                                          GROSS           GROSS
                                                        UNREALIZED      UNREALIZED
                                        AMORTIZED        HOLDING         HOLDING          FAIR
                                          COST            GAINS           LOSSES          VALUE
                                       -----------     -----------     -----------     -----------
     DECEMBER 31, 2000
     Available-for-sale:
       Corporate equity Securities     $ 2,237,961     $ 7,432,976     $        --     $ 9,670,937
                                       ===========     ===========     ===========     ===========
     JUNE 30, 2000
     Available-for-sale:
       Corporate equity Securities     $ 3,037,269     $61,087,731     $        --     $64,125,000
                                       ===========     ===========     ===========     ===========

     Corporate equity securities consist of 2,210,500 and 3,000,000 shares of U.S. Wireless Corporation ("U.S. Wireless") Common Stock as of December 31, 2000 and June 30, 2000, respectively.

     The following summarizes the Company's non-current investments at:

                                                DECEMBER 31,          JUNE 30,
                                                   2000                 2000
                                                -----------         -----------
     Equity Affiliates (Approx. voting %)
       Shop-4-Cash.com, Inc. (4%)               $        --         $    75,000
                                                -----------         -----------
     Total Non-Current Investments              $        --         $    75,000
                                                ===========         ===========

     In July 2000, Shop4Cash.com, Inc. ("Shop4Cash") decided to implement certain changes to its existing business model in order to create additional value for its merchant base. In September 2000, Shop4Cash obtained additional financing for working capital purposes of $300,000 through the issuance of common stock to a group of its current stockholders, which included the Company. On October 11, 2000, the Company purchased an additional 999,900 shares of common stock from Shop4Cash for $99,990, resulting in a total investment of approximately 14% of the outstanding common stock of Shop4Cash. Shop4Cash continues to require capital to finance its business model. As of February 15, 2001, Shop4Cash has been unable to obtain additional financing to continue its operations. As a result, the Company wrote off its total investment of $174,990.

(4) IMPAIRMENT OF LONG-LIVED ASSETS

     The Company continually evaluates the potential impairment of long-lived assets, including intangible assets, primarily goodwill, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized to reduce the carrying value of the asset to its estimated fair value.

     The Company recorded goodwill in connection with its acquisition of the business of The Network Connection in May 1999. In addition, the Company has capitalized the interactive entertainment system equipment which it installs in hotel properties. The Company has evaluated its current backlog of orders and prospective new contracts for its systems in each of its markets, including hotels, long-haul passenger trains and educational institutions, and has developed cash flow projections based thereon. Based upon the expected future cash flows, the Company has not recorded an impairment loss to adjust the carrying value of the goodwill nor the installed equipment.

     The Company owns a lottery network, consisting of a central computer system and approximately 2,244 terminals that connect to the central system via wireless technology. The Company, through its wholly owned United Kingdom subsidiaries, previously operated lotteries on behalf of charities in Great Britain in conjunction with Inter Lotto (UK) Limited (which maintains the license to operate lotteries), using this system. On August 18, 2000, the Company transferred its equity interest in Inter Lotto back to the existing shareholders of Inter Lotto and terminated the Operating Agreement with Inter Lotto. While the Company was entitled to use the Inter Lotto lottery license through December 31, 2000, it ceased operating lotteries on behalf of Inter Lotto in October 2000, and began to shut down the network of lottery terminals to reduce costs. At that time, the network consisted of the central system and approximately 3,675 gaming terminals, of which approximately 3,000 were installed at third-party retailer locations with the wireless connection technology. The Company de-installed and warehoused all the terminals and central system. The base cost of the network was approximately $12.3 million. In December 2000, the Company returned 1,333 terminals in a settlement with International Lottery & Totalizator Systems, Inc. ("ILTS") in lieu of payment of approximately $2.8 million of outstanding accounts payable due ILTS for both the original purchase and facilities management services.

     The Company is currently evaluating alternatives for the use of the existing network, which includes the central computer system, operating software and remaining terminals with wireless access. Based upon the value realized from the settlement with ILTS and the prospects for alternative uses of the network, the Company recorded an impairment loss of approximately $3.1 million to adjust the carrying value of the equipment to net realizable value of approximately $5.7 million.

(5) NOTES PAYABLE

     Notes payable consists of the following:

                                                                              DECEMBER 31,        JUNE 30,
                                                                                  2000             2000
                                                                              -----------      -----------
     Secured Credit Facility due on demand, interest at LIBOR plus 1.25%      $ 2,365,541      $ 6,309,385
     Secured Convertible Notes due December 7, 2001, interest at 6%,
      convertible into common stock of the Company                                     --        4,000,000
     Secured Convertible Notes due March 2, 2001, interest at 8%, convertible into common stock of the Company or common stock of
      U.S. Wireless Corporation                                                 7,000,000               --
     Notes payable due September 25, 2001, interest at 8%, convertible
      into common stock of TNCi                                                   550,000               --
     Other                                                                          1,753            4,744
                                                                              -----------      -----------
     Total                                                                      9,917,294       10,314,129
          Less current portion                                                  9,917,294        6,314,129
                                                                              -----------      -----------
                                                                              $        --      $ 4,000,000
                                                                              ===========      ===========

(A) SECURED CREDIT FACILITY

     On April 5, 2000, the Company entered into a line of credit facility with Merrill Lynch in which Merrill Lynch agreed to advance up to $10.0 million based upon a percentage of the value of securities pledged as collateral to secure amounts drawn under the line of credit (the "Secured Credit Facility"). Principal amounts borrowed under the line, together with accrued interest at an annual rate equal to the London Inter-Bank Offer Rate (LIBOR) (6.811% at September 30, 2000) plus 1.25%, are payable upon demand by Merrill Lynch. To secure such borrowing, the Company pledged to Merrill Lynch 1,000,000 shares of common stock of U.S. Wireless held by us.

     If the amount owed under the Secured Credit Facility at any time exceeds 35% of the market value of the shares of common stock of U.S. Wireless pledged to Merrill Lynch, the Company will be subject to a maintenance call which would require it to pledge additional securities which are acceptable to Merrill Lynch as collateral or require it to reduce the outstanding balance owed under the Secured Credit Facility through payment in cash. Beginning on May 24, 2000, Merrill Lynch issued a series of maintenance calls requiring a reduction in the balance owed of approximately $900,000. The final maintenance calls were subsequently satisfied by a pledge of additional collateral with a market value of approximately $1.6 million, pledged for the Company's benefit by Irwin L. Gross, the Company's Chairman and Chief Executive Officer. As of June 30, 2000, the market value of the shares of common stock of U.S. Wireless was sufficient to maintain the outstanding balance owed under the Secured Credit Facility, and Mr. Gross' collateral was released.

     In July and August 2000, Merrill Lynch issued another series of maintenance calls requiring a reduction in the balance owed of approximately $1.2 million. The maintenance calls were subsequently secured by pledges of additional collateral with a total market value of approximately $2.7 million, pledged by Mr. Gross for the Company's benefit.

     On November 22, 2000 Merrill Lynch issued a demand for repayment of the Secured Credit Facility based upon the deterioration in the price of U.S. Wireless common stock. Approximately $6.8 million was outstanding at that time. The Company agreed to apply $1,667,400 of Mr. Gross' collateral as partial repayment of the Secured Credit Facility and to begin an orderly liquidation of the shares of U.S. Wireless common stock to repay the balance. Through December 19, 2000, the Company sold 789,500 shares of U.S. Wireless common stock for net proceeds of approximately $5.0 million, of which, $2.8 million was used to pay down the Secured Credit Facility, $1.5 million was held at Merrill Lynch to be applied against the facility in January 2000, and $.6 million was used for working capital purposes. As of February 15, 2001, the outstanding balance of the facility was approximately $823,000, and 777,500 shares of U.S. Wireless common stock remain pledged as collateral. The Company is currently working with Merrill Lynch on a repayment plan for the remaining balance.

(B) 6% SECURED CONVERTIBLE NOTES

     On June 8, 2000, the Company issued $4.0 million of secured convertible notes to Advantage Fund II Ltd. and Koch Investment Group, Ltd. The notes bear interest at 6% per annum and mature on December 7, 2001. The notes were convertible into shares of the Company's Class A Common Stock at a conversion price of $2.00 per share, subject to customary adjustments. To secure such borrowing, the Company pledged 1,000,000 shares of common stock of U.S. Wireless to the holders of the notes.

     On July 7, 2000, the Company redeemed $2.0 million of the principal amount of the notes. In connection with this redemption, the lenders released 500,000 shares of U.S. Wireless common stock previously held as collateral to the Company. The notes required that in connection with such redemption the Company issue warrants for 125,000 shares, in the aggregate, of its Class A Common Stock to the holders of the notes. These warrants have a four-year term and an exercise price of $4.00 per share. The Company recorded an extraordinary gain on the extinguishment of debt of $977,580 related to the redemption of the Secured Notes.

     On October 5, 2000, the Company redeemed $1.0 million of the principal amount of the notes for cash of $1.2 million plus the issuance of 62,500 shares of its Class A Common Stock, as required under the notes. As a result of the redemption, the lenders released 250,000 shares of U.S. Wireless common stock previously held as collateral to the Company. The Company recorded an extraordinary gain on the extinguishment of debt of $514,557 for the second fiscal quarter ended December 31, 2000.

     On October 25, 2000, the remaining $1.0 million of principal amount of the notes was converted into 500,000 shares of the Company's Class A Common Stock. As a result of the conversion the lenders released the final 250,000 shares of U.S. Wireless common stock previously held as collateral.

(C) 8% SECURED CONVERTIBLE NOTES

     On October 3, 2000, the Company issued $7.0 million of secured convertible notes (the "October Notes") to Advantage Fund II Ltd. and Koch Investment Group, Ltd. The notes had an annual interest of 8% and were convertible after 120 days into shares of the Company's Class A Common Stock at a 20% discount to market, and after 150 days into shares of U.S. Wireless common stock also at a 20% discount to market. The Company was obligated to register the Class A Common Stock into which the notes were convertible. To secure such borrowing, the Company pledged 866,538 shares of U.S. Wireless common stock to the holders of the notes. The Company could redeem the secured convertible notes at any time for a premium.

     At the date of issuance, the conversion rate of the October Notes was lower than the market price of the Company's common stock, and as such the notes had an embedded beneficial conversion feature. As the notes could be converted after 120 days, the Company recorded a non-cash interest expense of $631,725 for the three months ended December 31, 2000 related to the beneficial conversion feature.

     The terms of the Stock Pledge Agreement executed and delivered in connection with issuance of the October Notes required that the Company maintain collateral coverage of 150%, and, in the event that such coverage fell below 150%, that the Company deliver additional shares of U.S. Wireless common stock so as to bring the collateral coverage back to 200%.

     In November 2000 the price per share of U.S. Wireless common stock fell such that the collateral coverage under the Stock Pledge Agreement fell below the 150% threshold, and, in response Advantage and Koch requested that the Company deposit additional shares of U.S. Wireless common stock to remedy such deficiency.

     In December 2000, the Company and the investors engaged in negotiations regarding the deposit of additional shares of such common stock but such negotiations terminated without resolution. Advantage and Koch ultimately filed a complaint (the "Complaint") and obtained a Temporary Restraining Order ("TRO") on December 19, 2000, prohibiting the Company and its Chairman and Chief Executive Officer from selling, conveying, pledging or otherwise transferring any shares of U.S. Wireless common stock until resolution of the matters covered in the Complaint and dissolution of the TRO.

     Ultimately, the Company and Advantage and Koch have agreed to resolve their differences pursuant to a settlement agreement (the "Settlement Agreement") that provides in general for the following:

     * The Company transfers ownership of an aggregate of 1,380,000 shares of Common Stock to Advantage and Koch in return for the October Notes and related Stock Pledge Agreement being deemed satisfied in full and canceled (the "Share Transfer");
     * The Preferred Stock be amended such that it may convert into no more than 18.5% (approximately 1.99 million shares) of the Company's Class A common stock outstanding on the date of execution of the Settlement Agreement (the "Execution Date");
     * The Company registers for resale the shares of Class A common stock into which the Preferred Stock converts that are not already registered for resale;
     * The Company issues 8% unsecured, non-convertible notes to Advantage (in the principal amount of $4,800,000) and Koch (in the principal amount of $3,200,000);
     * The warrants held by Advantage (warrants to purchase 123,055 shares) and Koch (warrants to purchase 102,870 shares) be re-priced so that the exercise prices thereof equal 115% of market on the day prior to the Execution Date;

     *    The  Complaint be dismissed  with  prejudice and the TRO be dissolved;
          and
     *    Global, Advantage and Koch exchange mutual releases.

     The Settlement Agreement and ancillary documents were executed as of January 31, 2001, however, they were held in escrow and not delivered until their effectiveness upon consummation of the Share Transfer on February 15, 2001. The Company is currently measuring the impact of the Settlement Agreement, and has not determined the effect on its financial statements as of February 15, 2001.

(6) NOTES PAYABLE TO AND ADVANCES FROM RELATED PARTIES

     In May and June 2000, The Gross Charitable Unit Trust and The Gross Charitable Annuity Trust (together the "Trusts") advanced a total of $800,000 to TNCi for working capital purposes. An additional $250,000 was advanced to TNCi in July 2000. On September 12, 2000, the advances to TNCi were converted into two promissory notes, each in the amount of $525,000, issued to each Trust by TNCi. The Trusts are controlled by the Company's Chairman and Chief Executive Officer, Irwin L. Gross. The notes were scheduled to mature on December 31, 2000 and had an annual interest rate of 9.0%. On September 28, 2000, the Trusts and two trusts established for the benefit of Mr. Gross's children advanced an additional $250,000 in total to TNCi. These advances were not rolled into the notes, but accrue interest at the same annual rate as the notes. On January 2, 2001 the notes and the advances were converted into 260 shares of Series F 8% Convertible Preferred Stock with an aggregate stated value of $1,300,000. The preferred stock is convertible into 1,733,333 shares of TNCi's common stock at a fixed conversion price of $.75 per common share.

     In August and September 2000 the Trusts also advanced a total of $800,000 to Global for working capital purposes. On September 22, 2000, the advances were converted into two promissory notes, each in the amount of $400,000, issued to each Trust by Global. The notes matured on December 31, 2000 and had an annual interest rate of 9.0%. On December 8, 2000 the Company pledged 200,000 shares of common stock of U.S. Wireless Corporation to the Trusts as security for the notes. On December 31, 2000 the maturity dates of the notes were extended to June 30, 2001.

     On November 22, 2000, $1,667,400 of Mr. Gross' collateral was applied to repay the Secured Credit Facility with Merrill Lynch. The Company issued two promissory notes totaling $1,667,400 to Mr. Gross and a charitable foundation controlled by Mr. Gross. The new promissory notes matured on December 31, 2000 and had an annual interest rate of 9.0%. To secure such borrowing, the Company pledged 300,000 shares of common stock of U.S. Wireless Corporation to the holders of the notes. On December 31, the maturity dates of the notes were extended to June 30, 2001.

     During the months of August 2000 through December 2000, the Executive Vice President of TNCi advanced a total of $335,046 to the Company for working capital purposes. Two of these advances totaling $220,000 were evidenced by a note dated November 22, 2000 and allonge dated December 5, 2000, that matured on December 31, 2000. On January 2, 2001, this note and allonge were canceled, and the principal amount thereof and the remainder of these advances were rolled into a promissory note in the aggregate principal amount of $335,046 that bears interest at 9% per annum and matures six months from the date of issuance.

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

(8) WARRANTS

     On September 12, 2000, in connection with the execution of the promissory notes discussed above, the trusts were granted warrants to purchase 198,318 shares of the Company's Class A Common Stock and 311,580 shares of TNCi Common Stock based upon the amount advanced and the closing market price of each stock on the date of each advance. For the fiscal year ended June 30, 2000 the Company recorded deferred financing costs of $1,809,986 related to the estimated fair value of the warrants, of which, $1,038,239 and $1,672,986 have been amortized as non-cash charges to interest expense for the three months and six months ended December 31, 2000, respectively.

     In connection with the pledges of his collateral to meet maintenance calls on the Secured Credit Facility, Mr. Gross was granted warrants to purchase
553,978 shares of the Company's Class A Common Stock based upon the amount of collateral pledged and the closing market price of the stock on the date of each pledge. The warrants have exercise prices equal to the closing price of our Class A Common Stock on the date of the relevant pledge and a term of the five years from such date. The Company recorded non-cash interest expense of $1,070,527 for the quarter ended September 30, 2000 related to the estimated fair value of the warrants granted for the collateral pledges after June 30, 2000.

(9) SETTLEMENT

     In September 1999, GTL Leasing entered into an agreement with International Lottery & Totalizator Systems, Inc., a California corporation ("ILTS"), to purchase an on-line lottery system for the operation of the Inter Lotto lotteries. The base value of the lottery system purchased from ILTS was $12.3 million, of which approximately $1.1 million remained unpaid.

     In September 1999, GTL Management entered into an eight-year facilities management agreement with ILTS to provide operational and technology support for the system. Under this agreement, GTL Management was to pay ILTS a management fee of $72,000 per week, plus additional amounts based on the number of installed terminals (there are currently no installed terminals) and sales volumes, upon the commencement of ticket sales through the system. In October 2000, the Company ceased operating lotteries on behalf of Inter Lotto and began de-installing and warehousing the lottery terminals to reduce costs. Subsequently, ILTS stopped providing facilities management services to GTL Management. Approximately $1.0 million of accounts payable to ILTS relating to the facilities management agreement was outstanding at that time.

     Global has guaranteed the obligations of GTL Leasing and GTL Management under these agreements.

     In connection with the deinstallation of the lottery terminals, the Company entered into an agreement in principle with ILTS. Under the agreement in principle, the Company was to pay $2.1 million in cash to ILTS and return 375 lottery terminals to ILTS. All claims under the purchase and facilities management agreements were to be mutually released. The Company was required to pay cash of $1.1 million immediately and the remainder by December 27, 2000. The Company recorded a special charge of $1.9 million as of September 30, 2000 to reserve for the termination agreement payments, write-off capitalized installation costs and accrue for deinstallation of the terminals.

     In December 2000, the Company renegotiated the agreement in principal and entered a final settlement agreement on December 19, 2000. Under the final settlement, the Company returned 1,333 terminals to ITLS in lieu of the previous cash payments and terminal returns under the agreement in principal. All claims under the purchase and facilities management agreements and otherwise were mutually released. The Company recorded a reduction of the special charge to approximately $1.5 million in connection with the final settlement.

(10) COMMITMENTS AND CONTINGENCIES

     LITIGATION

     FIDELITY AND GUARANTY INSURANCE COMPANY V. INTERACTIVE FLIGHT TECHNOLOGIES, INC., United States District Court for the District of Minnesota, CV No. 99-410. This is a reformation action in which one of our insurers is seeking to reform an umbrella policy in the amount of $10.0 million to include an exclusion for completed products for policies issued for years 1997-98 and 1998-99. Such exclusion would preclude claims made by the estates of victims of the crash of Swissair Flight No. 111 on September 2, 1998. The insurer recently filed a motion for summary judgment, which was heard before the United States District Court for the District of Minnesota on September 12, 2000. On October 24, 2000, the Court ruled in favor of the insurer. The Company filed a motion to alter or amend the ruling, which was denied on January 19, 2001. The umbrella policy at issue in this suit is in addition to the $10.0 million in aviation insurance coverage that the Company currently has in place.

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

     On September 1, 1999, SAir Group invited the Company to participate in a conciliation hearing before the Justice of the Peace in Kloten, Switzerland, which is the customary manner in which civil litigation is initiated in Switzerland. The document informing the Company of the proceeding states that the request has been filed in connection with the crash of Swissair Flight 111 primarily in order to avoid the expiration of any applicable statutes of limitations and to reserve the right to pursue further claims. The document states that the relief sought is "possibly the equivalent of CHF 342,000,000 - in a currency to be designated by the court; each plus 5% interest with effect from September 3, 1998; legal costs and a participation to the legal fees (of the plaintiff) to be paid by the defendant." CHF 342,000,000 currently equates to approximately $207,000,000.

     BRYAN R. CARR V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD., Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, The Network Connection's former Chief Operating and Financial Officer and a former Director, filed a claim on November 24, 1999 alleging a breach of his employment agreement with TNCi. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. TNCi and Global filed a motion to compel arbitration of the claims pursuant to an arbitration provision in the employment agreement and to stay the State Court action pending the arbitration proceeding. The Company's motion was granted on August 9, 2000. On November 7, 2000, Mr. Carr filed his claim for arbitration in Georgia. The arbitration is currently in the discovery phase.

     In September of 1999, the Company filed a lawsuit against Barington Capital Group, L.P. in Maricopa County Superior Court, Arizona, seeking a declaratory judgment that no sums were owed to Barington pursuant to a one-year Financial
Advisory Service Agreement dated October 21, 1998. In October 1999, Barington filed a lawsuit on the same contract in the Supreme Court of the State of New York, County of New York, Index No. 99-6041606, captioned BARINGTON CAPITAL GROUP, L.P. V. INTERACTIVE FLIGHT TECHNOLOGIES, INC., alleging that Barington is owed $1,750,471 in connection with services alleged to have been performed pursuant to the Financial Advisory Service Agreement. The Company filed a motion to dismiss or stay Barington's New York action, pending resolution of the Arizona action. The court granted a stay. In the interim, there have been several attempts by Barington to have the Arizona action dismissed based on jurisdictional grounds. As a result, on or about September 15, 2000, the stay in Barington's New York action was lifted after the New York Court determined that there were still jurisdictional issues pending in the Arizona action. On or about October 16, 2000, the Company renewed its request to the New York Court to dismiss or continue the stay on the ground that the Arizona action was still active. The New York Court has denied this request.

     A suit captioned AVNET, INC. V. THE NETWORK CONNECTION, INC., was filed May 17, 2000 in Maricopa County Superior Court, CV2000-009416. The suit relates to invoices for inventory purchased by TNCi in late 1998 and early 1999. Avnet, Inc. seeks payment of the invoices, interest and legal fees. The aggregate amount of relief sought by Avnet is approximately $900,000. The Network Connection has not paid for the inventory purchased primarily for the following reasons: (i) the inventory purchased did not meet specifications and thus was not accepted by its customer, and (ii) The Network Connection was pursuing a separate warranty claim against Avnet regarding certain other inventory purchased from Avnet. On October 11, 2000, The Network Connection won a jury verdict of $1.8 million in the warranty suit. On December 21, 2000 as amended by letter agreement dated December 22, 2000, TNCI settled this suit for $700,000 in cash, the cancellation of approximately 899,000 of outstanding accounts payable due to Avnet and mutual releases of all existing claims. The Company recorded a gain in other income of $1,363,563 reflecting the settlement, net of legal fees. The Company received the cash payment on January 2, 2001.

     The Company is subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of December 31, 2000, the effect of such matters will not have a material adverse effect on the Company's results of operations and financial position.

(11) COMPREHENSIVE LOSS

     Comprehensive income encompasses net income and "other comprehensive income", which includes all other non-owner transactions and events, which change stockholders' equity. The Company recognized comprehensive loss as follows:

                                                                   THREE MONTHS                       SIX MONTHS
                                                                 ENDED DECEMBER 31,                ENDED DECEMBER 31,
                                                         -----------------------------    ----------------------------
                                                              2000            1999            2000            1999
                                                         ------------     ------------    ------------    ------------
Net loss                                                 $ (4,765,970)    $ (6,039,874)   $(15,596,902)   $ (6,358,988)
Net unrealized (loss) gain on investment securities       (37,154,754)           1,149     (53,654,754)          9,841
Decrease in tax benefit of NOL carryforward               (14,868,882)                     (21,465,941)
Unrealized loss on foreign currency translation               (53,046)                        (318,528)
                                                         ------------     ------------    ------------    ------------
Comprehensive loss                                       $(56,842,652)    $ (6,038,725)   $(91,036,125)   $ (6,529,147)
                                                         ============     ============    ============    ============

(12) OPERATING SEGMENTS

     In 1998,  the Company  adopted SFAS 131,  which  requires the  reporting of operating segments using the "management approach" versus the "industry approach" previously required. The Company's reportable segments consist of TNCi and general corporate operations. TNCi is a provider of broadband entertainment, information and e-commerce systems for the "away-from-home" marketplace, which encompasses hotels and long-haul passenger trains, as well as schools, training facilities and institutions. TNCi's fully-interactive, all-digital and high speed information and entertainment platforms are designed to provide consumers and students Internet and e-mail access with such customizable services as on-demand films, videos and music, video games and casino gaming, tour and reservation information, as well as IP telephony, courseware and lectures, and other Internet-based content and commerce applications. General corporate operations consist of developing and operating of affiliate companies, most of which are engaged in telecommunications, e-commerce, networking solutions and gaming.

     The following summarizes information related to the Company's segments. All significant inter-segment activity has been eliminated. Assets are the owned or allocated assets used by each operating segment.

                                                            THREE MONTHS                       SIX MONTHS
                                                          ENDED DECEMBER 31,                ENDED DECEMBER 31,
                                                    -----------------------------     -----------------------------
                                                        2000             1999             2000             1999
                                                    ------------     ------------     ------------     ------------
Revenue
  TNCi                                              $     40,409     $     46,759     $     95,645     $  5,657,146
  Other                                                   12,098               --          126,183               --
                                                    ------------     ------------     ------------     ------------
                                                    $     52,507     $     46,759     $    221,828     $  5,657,146
                                                    ------------     ------------     ------------     ------------
Gross profit (loss) (a)
  TNCi                                              $    (34,911)    $      5,702     $    (81,236)    $  2,187,128
  Other                                                   11,091               --          101,500               --
                                                    ------------     ------------     ------------     ------------
                                                    $    (23,820)    $      5,702     $     20,264     $  2,187,128
                                                    ------------     ------------     ------------     ------------
Operating loss
  TNCi                                              $ (4,016,966)    $ (1,852,214)    $ (8,479,003)    $ (1,334,579)
  Other                                               (5,041,902)      (4,137,730)     (10,711,764)      (5,215,969)
                                                    ------------     ------------     ------------     ------------
                                                      (9,058,868)      (5,989,944)     (19,190,767)      (6,550,548)
General corporate operations
  Equity in loss of non-consolidated affiliate                --         (562,875)              --         (715,451)
  Net interest                                        (2,004,435)         181,445       (4,226,730)         476,632
  Non-operating gains and losses                       5,321,155               --        5,321,155               --
  Other income (expenses)                                 21,547          (17,192)          21,901           (3,784)
Minority interest                                        440,073          348,692          985,401          254,163
Extraordinary gain                                       514,558               --        1,492,138               --
                                                    ------------     ------------     ------------     ------------

Net loss                                            $ (4,765,970)    $ (6,039,874)    $(15,596,902)    $ (6,538,983)
                                                    ============     ============     ============     ============
Total assets
  TNCi                                              $ 13,839,786     $ 14,630,592     $ 13,839,786     $ 14,630,592
  Other                                               21,201,972       17,987,237       21,201,972       17,987,237
                                                    ------------     ------------     ------------     ------------
                                                    $ 35,041,758     $ 32,617,829     $ 35,041,758     $ 32,617,829
                                                    ============     ============     ============     ============

(a) Gross profit is the difference between Revenue and Cost of Revenue in the consolidated statement of operations.

(13) SUBSEQUENT EVENTS

(A) TNCI FINANCING

     On January 26 and 31, 2001, a group of European investors invested an aggregate of $389,675 in equity units, each of which consisted of two shares of TNCi's common stock and a three-year warrant to purchase a share of its common stock. TNCi issued a total of 272,631 shares of its common stock pursuant to this offering, and issued warrants to purchase an aggregate of 136,315 shares of its common stock at an exercise price of $2.50 per share. The shares were issued at an average price of $1.43.

     From January 24, 2001 through January 31, 2001, TNCi received net proceeds of approximately $628,750 through the sale of 600,000 shares of its common stock under an equity line of credit established in June 2000 with Fusion Capital Fund II, LLC. The shares were issued at an average price of $1.05. There are approximately 1.0 million shares available to be sold as of February 12, 2001. TNCi will continue to sell shares under the equity line.

(B) SERIES F 8% CONVERTIBLE PREFERRED STOCK

     On January 2, 2001, notes totaling $1,050,000 and $250,000 of additional advances made by two trusts controlled by Irwin L. Gross and two trusts established for the benefit of Mr. Gross's children were converted into 260 shares of Series F 8% Convertible Preferred Stock with an aggregate stated value of $1,300,000. The preferred stock is convertible into 1,733,333 shares of the Company's common stock at a fixed conversion price of $.75 per common share.

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

     We currently hold common stock and convertible preferred stock representing approximately 74.3% of the outstanding common stock of The Network Connection, Inc. on a fully converted basis. The Network Connection is publicly traded on the NASDAQ SmallCap Market under the ticker symbol "TNCX."

     The Network Connection is a provider of broadband entertainment, information and e-commerce systems for the "away-from-home" marketplace, which encompasses hotels and long-haul passenger trains, as well as schools, training facilities and institutions. The Network Connection's fully-interactive, all-digital and high speed information and entertainment platforms are designed to provide consumers and students Internet and e-mail access with such customizable services as on-demand films, videos and music, video games and casino gaming, tour and reservation information, as well as IP telephony, courseware and lectures, and other Internet-based content and commerce applications. The Network Connection has developed specific systems for the hospitality market (InnView(TM)), the cruise ship industry (CruiseView(TM)), the long haul passenger train market (Projectrainbow(TM)), as well as for corporate training and educational institutions (EduView(R)). These systems provide "away from home" industries with technology solutions for the information and entertainment needs of today's "connected" marketplace.

     We also hold 830,500 shares of common stock representing approximately 3.9% of the outstanding common stock of U.S. Wireless Corporation, based on the number of outstanding shares of U.S. Wireless common stock on February 5, 2001. U.S. Wireless is publicly traded on the NASDAQ National Market under the ticker symbol "USWC".

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

     We also own a lottery network, consisting of a central computer system and approximately 2,240 terminals that connect to the central system via wireless technology. GTL Management Limited, one of our wholly owned United Kingdom subsidiaries, previously operated lotteries on behalf of charities in Great Britain in conjunction with Inter Lotto (UK) Limited (which maintains the license to operate lotteries), using this system. Prior to August 18, 2000, we owned 27.5% of Inter Lotto, but have terminated our relationship with that entity. In October 2000, we ceased all lottery operations and de-installed and warehoused the network and terminals. We are currently evaluating alternative uses for the lottery network, including contributing network assets and management expertise into joint ventures established to provide lottery and related games in the Great Britain. There is no assurance that a transaction will be consummated or any lottery operations commenced.

     As of February 15, 2001 we also hold 1,499,900 shares of common stock of, representing an approximately 14% equity interest in, Shop4Cash.com, Inc., a privately held, cash-incentive, Internet shopping portal with a base of affiliated merchants. In September 2000, Shop4Cash obtained additional financing for working capital purposes of $300,000 through the issuance of common stock to a group of its current stockholders, which included the Company. On October 11, 2000, the Company purchased an additional 999,900 shares of common stock from Shop4Cash for $99,990, resulting in a total investment of approximately 14% of the outstanding common stock of Shop4Cash. Shop4Cash continues to require capital to finance its business model. As of February 12, 2000, Shop4Cash has been unable to obtain additional financing to continue its operations. As a result, the Company wrote off its total investment of $174,990.

RESULTS OF OPERATIONS

     REVENUES

     Revenue for the three months ended December 31, 2000 was $52,507, an increase of $5,748 (or 11%) compared to revenue of $46,759 for the three months ended December 31, 1999. Revenue for the six months ended December 31, 2000 was $221,828, a decrease of $5,435,318 (or 96%) compared to revenue of $5,657,146 for the corresponding period of the previous fiscal year. Equipment sales of $59,186 generated during the six months ended December 31, 2000 were principally generated from the sale of servers to educational institutions. Equipment sales of $5,597,319 for the six months ended December 31, 1999 were principally generated from the sale of 195 of the Company's Cheetah(TM) video servers in connection with the Georgia Metropolitan Regional Education Services Agency ("MRESA") Net 2000 project.

     Service income of $162,642 for the six months ended December 31, 2000 is comprised of service fees related to our former lottery operation in the U.K. and our share of content revenue generated by our installed systems. Service income of $59,827 for the six months ended December 31, 1999 was generated from system design services performed for a potential interactive entertainment system customer.

     COST OF SALES

     Cost of equipment sales and service income for the three months ended December 31, 2000 were $76,327, an increase of $35,270 (or 86%) compared to cost of equipment sales of $41,057 for the three months ended December 31, 1999. Cost of equipment sales and service income for the six months ended December 31, 2000 were $201,564, a decrease of $3,268,454 or (94%) compared to cost of equipment sales and service income of $3,470,018 for the corresponding period of the previous fiscal year. Cost of equipment sales of $43,632 for the six months ended December 31, 2000 was comprised principally of costs associated with server sales to educational institutions. Cost of equipment sales of $3,454,915 for the corresponding period ended December 31, 1999 was comprised principally of material costs and estimated warranty costs for the 195 video servers for the Georgia MRESA project.

     Cost of service income of $157,932 for the six months ended December 31, 2000 is principally attributable to video content costs for interactive entertainment system customers and UK lottery costs of $24,683. We expect that the video content costs as a percentage of the associated service income will decrease over time as The Network Connections' installed base of systems grows. The cost of service income of $15,103 for the corresponding period ended December 31, 1999 is attributable to miscellaneous costs associated with the design services performed for a potential interactive entertainment system customer.

     GENERAL AND ADMINISTRATIVE COSTS

     General and administrative expenses for the three months ended December 31, 2000 were $6,001,711 an increase of $1,853,167 (or 45%) compared to expenses of $4,148,544 for the three months ended December 31, 1999. General and administrative expenses for the six months ended December 31, 2000 were
$13,745,189, an increase of $7,038,755 (or 105%) compared to expenses of $6,706,434 for the corresponding period of the previous fiscal year. Significant components of general and administrative expenses include payroll costs, legal and professional fees, marketing and advertising costs and depreciation expense. Significant components attributable to the increase in the current six month period include increases in facilities costs and payroll expenses of The Network Connection related to additional offices and increased personnel levels of approximately $2.9 million, and increases in payroll expenses, marketing costs, legal and professional fees and depreciation expenses of GTL Management related to the UK lottery operation launched in April 2000 of approximately $3.5 million.

     AMORTIZATION OF INTANGIBLES.

     Amortization expense for the three months ended December 31, 2000 was $432,171, an increase of $241,656 (or 127%) compared to amortization expense of $190,515 for the three months ended December 31, 1999. Amortization expense for the six months ended December 31, 2000 was $864,342, an increase of $489,687 (or 131%) compared to amortization expense of $374,655 for the six months ended December 31, 1999. The increase in intangible amortization in the current six month period is due to a revision made effective May 1, 2000 to our estimate of the remaining useful life of goodwill from ten years to five years as a result of economic events which occurred during the previous fiscal year.

     EXPENSES ASSOCIATED WITH INVESTMENTS.

     For the three and six months ended December 31, 1999, expenses associated with investments related to a reserve for our loans to and a write off of our equity investment in Donativos S.A. de C.V.

     LOSS FROM IMPAIRMENT OF LONG-LIVED ASSETS.

     We recorded losses of $3,033,939 and $3,053,497 for the three and six months ended December 31, 2000, respectively, related to the impairment of the lottery network assets we previously utilized for our U.K. based lottery operations.

     SPECIAL CHARGES.

     Special charges of ($398,640) and $1,501,360 for the three months and six months ended December 31, 2000 relates to the final settlement agreement with International Lottery and Totalizator Systems, our U.K. lottery equipment and facilities management provider. The agreement required the return of 1,333 terminals in lieu of payment of outstanding accounts payable due to
International Lottery. We previously estimated and recorded a charge of $1,900,000 during the quarter ended September, 30, 2000.

     INTEREST EXPENSE

     Interest expense was $2,030,930 and $4,278,659 for the three and six months ended December 31, 2000 compared to $39,624 and $48,275 for the three and six months ended December 31, 1999, respectively. The increase in interest expense for the current six month period can be attributed principally to non-cash interest expenses of approximately $3.5 million related to the beneficial conversion feature on the secured convertible notes we issued on October 3, 2000 and to warrants issued in connection with cash advances and pledges of collateral, and cash interest expenses of approximately $781,000 related to the increased debt level compared to the prior fiscal period and contractual interest on an outstanding purchase commitment.

     INTEREST INCOME.

     Interest income was $26,495 and $51,929 for the three and six months ended December 31, 2000, compared to $221,069 and $524,907 for the three and six months ended December 31, 1999, respectively. The decrease in interest income for the current three and six month periods is attributable to the lower average cash balances during the three and six month periods ended December 31, 2000 compared to the comparable period ended December 31, 1999.

     EQUITY INTERESTS.

     For the three and six months ended December 31, 2000, we did not record any equity interest in losses of affiliates, compared to $562,875 and $715,451 we recorded for our portion of the losses of Inter Lotto and Donativos S.A. de C.V. for the three and six months ended December 31, 1999, respectively. On August 18, 2000 we transferred our equity interest in Inter Lotto to three of the original shareholders of Inter Lotto and wrote of our investment as of June 30, 2000. We sold our equity interest in Donativos in May 2000.

     LOSS FROM WRITEDOWN OF INVESTMENT IN AFFILIATES.

     For the three and six months ended December 31, 2000, we recorded a write off of our equity investment in Shop4Cash.com of $174,990

     GAIN ON SALE OF INVESTMENTS.

     We recorded a gain of $4,159,582 as other income during the three and six months ended December 31, 2000 as a result of the sale of 789,500 shares of U.S. Wireless Corporation common stock to repay the secured credit facility with Merrill Lynch.

     GAIN ON LEGAL SETTLEMENT.

     We recorded a gain of $1,336,563 as other income during the three and six months ended December 31, 2000 as a result of the Avnet litigation settlement agreement that was executed in December 2000.

     OTHER INCOME (EXPENSE).

     Other income for the three and six months ended December 31, 2000 was $21,547 and $21,901 respectively compared to other expenses of ($17,192) and ($3,784) for the three and six months ended December 31, 1999, respectively. Other income in the current three and six month periods resulted from the sale of scrapped inventory parts. Other expense in the three and six month periods ended December 31, 1999 principally resulted from net losses from a lease buyout and the sale of certain assets, including buildings owned by The Network Connection.

LIQUIDITY AND CAPITAL RESOURCES

     The Network Connection, our major subsidiary, expects to use a significant amount of cash in the next 12 months. Cash will be used primarily to repay existing vendors, finance anticipated operating losses resulting from efforts to increase their customer base and develop operations, and to make capital expenditures required for sales of their systems. The Network Connection is currently using its working capital to finance equipment purchases and other expenses associated with the delivery and installation of their products, and general and administrative costs. We also expect to use cash in the next twelve months for our operations, including developing and managing our affiliate companies.

     Our condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. On a consolidated basis, we have incurred a net loss from operations in the current six month period ended December 31, 2000, plus have incurred losses historically. The Network Connection has an accumulated deficit at December 31, 2000 as a result of efforts to build their customer base and develop their operations.

     Management of The Network Connection believes that current cash balances, the $5.0 million credit facility with us (of which approximately $1.0 million remains available as of February 12, 2001), and their other available financing sources (consisting of an equity line of credit and an offering of equity units) will not be sufficient to meet currently anticipated cash requirements for the next 12 months. The Network Connection is currently past due on many accounts payable, and is negotiating repayment plans with their suppliers. To the extent that available and prospective sources of financing prove insufficient or unavailable, The Network Connection will be required to modify their expansion plans, scale back operations and/or modify their business strategy.

     The Network Connection is currently in discussions with equity and equipment financing sources, which, if transactions are consummated, together with the aforementioned available sources of financing, should provide sufficient funding for them to meet their business plan requirements. There is no assurance that The Network Connection will be able to raise additional capital on acceptable terms or at all, and, the inability to raise such capital would have a material adverse effect on their operating results and financial condition, and create substantial doubt about their ability to continue as a going concern.

     We  believe  that  Global  has  sufficient   cash,  cash   equivalents  and
available-for-sale   securities   to  meet  our   currently   anticipated   cash
requirements over the next twelve months.

     At December 31, 2000, we had cash and cash equivalents, and short-term investments of approximately $11.6 million, of which approximately $9.7 million represents our investment in U.S. Wireless, which is classified as an investment available for sale and carried at fair market value. The carrying value of this investment is subject to future fluctuations in the market price of U.S. Wireless common stock. As of February 15, 2001, the price per share of U.S.
Wireless common stock was $4.9688, resulting in a fair market value of approximately $11.0 million. In addition, approximately $1.5 million of our cash balance was held at Merrill Lynch and subsequently applied against our secured credit facility during January 2001.

     During the six months ended December 31, 2000, we used $9.6 million of cash for operating activities, an increase of $4.5 million from the $5.1 million of cash used for the six months ended December 31, 1999. The cash used in operations during the six months ended December 31, 2000 resulted primarily from the net operating loss of $19.2 million and cash interest expenses of $.8 million, partially offset by depreciation and amortization expenses, non-cash asset impairment losses and special charges, a decrease in other current assets, and an increase in accounts payable. The cash utilized in operations during the six months ended December 31, 1999 resulted primarily from the net operating loss of $6.6 million and increases in accounts receivable and inventories, partially offset by increases in deferred revenue.

     Cash flows from investing activities were $1.9 million during the six months ended December 31, 2000, an increase of $6.5 million from the $4.6 million of cash used during the six months ended December 31, 1999. The cash from investing during the six months ended December 31, 2000 primarily resulted from sales of U.S. Wireless Corporation common stock held as investment securities offset by purchases of interactive entertainment system equipment for installations of our systems into hotel properties. The cash used in investing during the six months ended December 31, 1999 resulted primarily from deposits on and purchases of lottery equipment, purchases of series notes of The Network Connection and investment in Shop4Cash.com, partially offset by net sales and maturities of short term investment securities and proceeds from the sale of two buildings by The Network Connection.

     For the six months ended December 31, 2000, cash provided by financing activities was $5.9 million, an increase of $7.5 million from the $1.5 million of cash used in the six months ended December 31, 1999. The cash provided by financing in the current fiscal period resulted primarily from advances from related parties, the issuance of new secured convertible notes to Advantage Fund II, Ltd. and Koch Investment Group, Ltd., the issuance of common and preferred stock of The Network Connection, partially offset by net repayments under the secured credit facility with Merrill Lynch and the redemption of secured convertible notes issued to Advantage Fund II, Ltd. and Koch Investment Group, Ltd. issued in June 2000. The cash used in financing in the prior fiscal period resulted primarily from the redemption of our Series A preferred stock partially offset by the issuance of common stock to our officers and directors.

     On January 2, 2001, we received a cash payment of $548,000 related to the Avnet settlement cash payment of $700,000 net of legal fees.

     On January 2, 2001, $1,050,000 of promissory notes issued by The Network Connection and $250,000 of advances to The Network Connection made by two trusts controlled by Irwin L. Gross, the Company's Chairman and Chief Executive Officer and two trusts established for the benefit of his children, were converted into 260 shares of Series F 8% Convertible Preferred Stock of with a stated value of $1,300,000. The preferred stock is convertible into 1,733,333 shares of the Company's common stock at a fixed conversion price of $.75 per common share.

     From January 24, through January 31, 2001, The Network Connection received net proceeds of approximately $628,750 through the sale of 600,000 shares of its common stock under an equity line of credit with Fusion Capital Fund II, LLC. There are approximately 1.0 million shares remaining to be sold as of February 15, 2001. The Network Connection will continue to sell shares under the equity line.

     On January 26 and 31, 2001, a group of European investors invested an aggregate of $389,675 in equity units of the Network Connection, each of which consisted of two shares of our common stock and a three-year warrant to purchase a share of common stock. The Network Connection issued a total of 272,631 shares of common stock pursuant to this offering, and issued warrants to purchase an aggregate of 136,315 shares of its common stock at an exercise price of $2.50 per share.

     On January 19, 2000 we repaid approximately $1.5 million of the secured credit facility with Merrill Lynch. As of February 15, 2001 we have an outstanding balance of approximately $823,000.

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

                           PART II. OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     FIDELITY AND GUARANTY INSURANCE COMPANY V. INTERACTIVE FLIGHT TECHNOLOGIES, INC., United States District Court for the District of Minnesota, CV No. 99-410. This is a reformation action in which one of the Company's insurers is seeking to reform an umbrella policy in the amount of $10.0 million to include an exclusion for completed products for policies issued for years 1997-98 and 1998-99. Such exclusion would preclude claims made by the estates of victims of the crash of Swissair Flight No. 111 on September 2, 1998. The insurer recently filed a motion for summary judgment, which was heard before the United States District Court for the District of Minnesota on September 12, 2000. On October 24, 2000, the Court ruled in favor of the insurer. We filed a motion to alter or amend the ruling, which was denied on January 19, 2001. The umbrella policy at issue in this suit is in addition to the $10.0 million in aviation insurance coverage that we currently have in place.

     BRYAN R. CARR V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD., Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, The Network Connection former Chief Operating and Financial Officer and a former Director, filed a claim on November 24, 1999 alleging a breach of his employment agreement with The Network Connection. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. The Network Connection and Global filed a motion to compel arbitration of the claims pursuant to an arbitration provision in the employment agreement and to stay the State Court action pending the arbitration proceeding. Our motion was granted on August 9, 2000. On November 7, 2000, Mr. Carr filed his claim for arbitration in Georgia. The arbitration is currently in the discovery phase.

     In September of 1999, we filed a lawsuit against  Barington  Capital Group,
L. P. in Maricopa County Superior Court, Arizona, seeking a declaratory judgment that no sums were owed to Barington pursuant to a one-year Financial Advisory Service Agreement dated October 21, 1998. In October 1999, Barington filed a lawsuit on the same contract in the Supreme Court of the State of New York, County of New York, Index No. 99-6041606, captioned BARINGTON CAPITAL GROUP, L.P. V. INTERACTIVE FLIGHT TECHNOLOGIES, INC., alleging that Barington is owed $1,750,471 in connection with services alleged to have been performed pursuant to the Financial Advisory Service Agreement. We filed a motion to dismiss or stay Barington's New York action, pending resolution of our Arizona action. The court granted a stay. In the interim, there have been several attempts by Barington to have our Arizona action dismissed based on jurisdictional grounds. As a result, on or about September 15, 2000, the stay in Barington's New York action was lifted after the New York Court determined that there were still jurisdictional issues pending in our Arizona action. On or about October 16, 2000, we renewed our request to the New York Court to dismiss or continue the stay on the ground that our Arizona action was still active. The New York Court has denied this request.

     A suit captioned AVNET, INC. V. THE NETWORK CONNECTION, INC., was filed May 17, 2000 in Maricopa County Superior Court, CV2000-009416. The suit relates to invoices for inventory purchased by The Network Connection in late 1998 and early 1999. Avnet, Inc. seeks payment of the invoices, interest and legal fees. The aggregate amount of relief sought by Avnet is approximately $900,000. The Network Connection has not paid for the inventory purchased primarily for the following reasons: (i) the inventory purchased did not meet specifications and thus was not accepted by its customer, and (ii) The Network Connection was pursuing a separate warranty claim against Avnet regarding certain other inventory purchased from Avnet. On October 11, 2000, The Network Connection won a jury verdict of $1.8 million in the warranty suit. On December 21, 2000 as amended by letter agreement dated December 22, 2000, The Network Connection settled this suit for $700,000 in cash, the cancellation of approximately 899,000 of outstanding accounts payable due to Avnet and mutual releases of all existing claims. The Company recorded a gain in other income of $1,363,563 reflecting the settlement, net of legal fees. The Company received the cash payment on January 2, 2001.

     We may be subject to other lawsuits and claims arising in the ordinary course of our business. In our opinion, as of September 30, 2000, the effect of such matters will not have a material adverse effect on our results of operations and financial position.

ITEM 2 -- CHANGES IN SECURITIES

UNREGISTERED ISSUANCES

(A) INVESTMENT BY OFFICER

     On October 16, 2000, the Executive Vice President of the Network Connection purchased 500,000 units, consisting of 500,000 shares of The Network Connection's common stock and warrants exercisable for 166,667 shares of its common stock. The warrants have an exercise price of $3.50 per share and a term of four years. The purchase price for these units was $2.00 per unit resulting in aggregate consideration of $1.0 million, which was paid to The Network Connection in installments in August and September 2000. The market price per share of our common stock was $2.00 on October 16, 2000. These securities were issued in a transaction exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

     During the months of August 2000 through December 2000, our Executive Vice President advanced a total of $335,046 to us for working capital purposes. Two of these advances totaling $220,000 were evidenced by a note dated November 22, 2000 and allonge dated December 5, 2000, that matured on December 31, 2000. On January 2, 2001, this note and allonge were canceled, and the principal amount thereof and the remainder of these advances were rolled into a promissory note in the aggregate principal amount of $335,046 that bears interest at 9% per annum and matures six months from the date of issuance. This note was issued in a transaction exempt from the registration provisions of the Securities Act, pursuant to Section 4(2) thereof.

(B) ISSUANCE OF SERIES F 8% CONVERTIBLE PREFERRED STOCK

     Entities controlled by Irwin L. Gross, our Chairman and Chief Executive Officer, and certain trusts for the benefit of his children, advanced $400,000, $200,000, $200,000, $250,000, $30,000 and $220,000 to The Network Connection on
each of May 15, 2000, May 24, 2000, June 6, 2000,  July 19, 2000,  September 27,
2000 and September 28, 2000, respectively. Most ($1,050,000) of these advances have been recorded as loans and evidenced by notes therefore. On January 2, 2001, the notes were canceled, and the total amount of the advances ($1,300,000) was recorded as an equity investment consisting of the purchase of 260 shares of The Network Connection's Series F 8% Convertible Preferred Stock. Each share has a stated value and liquidation preference of $5,000, carries a cumulative dividend of 8% payable in cash or in-kind (at The Network Connection's option) and is convertible into shares of The Network Connection's common stock at a conversion rate of 0.75. The Certificate of Designation creating this series of preferred stock includes certain other terms and conditions customary for this type of investment. Theses shares of preferred stock were issued in a transaction exempt from the registration provisions of the Securities Act, pursuant to Section 4(2) thereof.

(C) ISSUANCE OF EQUITY UNITS

     On September 28 and 29, 2000, a group of European investors invested an aggregate of $474,046 in The Network Connection in return for 280,071 shares of its common stock. The shares were issued at an average price of $1.69. These securities were issued in transactions exempt from the registration provisions of the Securities Act, pursuant to Regulation S and/or Section 4(2) thereof.

     On January 26 and 31, 2001, a group of European investors invested an aggregate of $389,675 in equity units, each of which consisted of two shares of The Network Connection's common stock and a three-year warrant to purchase a share of its common stock. The Network Connection issued a total of 272,631 shares of its common stock pursuant to this offering, and issued warrants to purchase an aggregate of 136,315 shares of its common stock at an exercise price of $2.50 per share. The shares were issued at an average price of $1.43. These equity units were issued in transactions exempt from the registration provisions of the Securities Act, pursuant to Regulation S and/or Section 4(2) thereof.

(D) THE NETWORK CONNECTION ISSUANCES TO GLOBAL

     In connection with termination and settlement agreements entered into on July 31, 2000 relating to the termination of certain consulting agreements, Global issued an aggregate, in August and September 2000, of 279,028 shares of its Class A Common Stock to two stockholders who were also former directors/officers of Global. Pursuant to our acquisition of The Network Connection, our liability for the consulting agreements so terminated was assumed by The Network Connection. The Network Connection therefore reimbursed us for the issuance of shares on its behalf to erase the liabilities associated with the consulting agreements by issuing us 411,146 shares of its common stock on October 6, 2000. These securities were issued in a transaction exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

     On May 9, 2000, pursuant to the indemnification provisions of the asset purchase and sale agreement pursuant to which we acquired The Network Connection, we notified The Network Connection of several violations of representation and warranties contained in the agreement, including certain undisclosed liabilities. Accordingly, previously recognized fixed assets and unrecorded liabilities were recorded with an adjustment to goodwill of $490,702. Pursuant to the agreement, these violations require additional shares be issued to us as compensation. On October 6, 2000 The Network Connection issued 270,081 shares of its common stock to us in consideration of the indemnification provisions. These securities were issued in a transaction exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     The following Index to Exhibits lists the Exhibits filed as part of this Quarterly Report on Form 10-QSB. Where so indicated, Exhibits which were previously filed are incorporated by reference. Documents filed herewith are denoted with an asterisk.

     (a)  EXHIBITS

          None.

     (b)  REPORTS ON FORM 8-K

          We filed the following reports on Form 8-K during the relevant reporting period:

          * On October 20, 2000 regarding our recent issuance of $7.0 million of secured convertible notes to Advantage and Koch.

          We filed the following reports on Form 8-K after the relevant reporting period:

          *    On February 12, 2001 regarding our change in auditors.

          * On February 20, 2001 regarding our settlement with Advantage Fund II, Ltd. and Koch Investment Group, Ltd.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2001                GLOBAL TECHNOLOGIES, LTD.


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