Form 10QSB
period 2001-03-31
GLOBAL TECHNOLOGIES LTD
filed 2001-05-21
CIK 932021

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                    Outstanding at May 15, 2001
            -----                                    ---------------------------

Class A Common Stock, $.01 par value                          13,487,898
Class B Common Stock, $.01 par value                          -0- shares

                 Transitional Small Business Disclosure Format
                                 Yes [ ] No [X]

================================================================================

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of March 31, 2001
        (unaudited) and June 30, 2000  ..................................      3

        Condensed Consolidated Statements of Operations for the
        Three Months and Nine Months Ended March 31, 2001
        and 2000 (unaudited) ............................................      4

        Condensed Consolidated Statements of Cash Flows for the
        Nine Months Ended March 31, 2001 and 2000 (unaudited) ...........      5

        Notes to Condensed Consolidated Financial Statements.............      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................     18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................     24

Item 2. Changes in Securities............................................     26

Item 6. Exhibits and Reports on Form 8-K.................................     28

SIGNATURES...............................................................     29

PART I. FINANCIAL INFORMATION

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,            JUNE 30,
                                        ASSETS                                   2001                 2000
                                                                            -------------        -------------
                                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                 $     146,931        $   3,761,301
  Restricted cash                                                                 282,150              766,748
  Investment securities                                                         2,283,906           64,125,000
  Accounts receivable                                                                  --               55,951
  Prepaid expenses                                                                 82,005              846,957
  Deferred tax asset                                                              598,699           24,439,131
  Other current assets                                                              6,837            2,204,803
                                                                            -------------        -------------
       Total current assets                                                     3,400,528           96,199,891

  Investments                                                                          --               75,000
  Note receivable from related party                                                   --              117,612
  Property and equipment, net                                                     645,011           17,222,957
  Assets held for sale                                                          4,553,842                   --
  Intangibles, net                                                                     --            6,697,955
  Other assets                                                                         --            1,412,516
                                                                            -------------        -------------

       Total assets                                                         $   8,599,381        $ 121,725,931
                                                                            =============        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                          $     266,839        $   9,956,182
  Accrued liabilities                                                             354,121            3,657,808
  Notes payable                                                                   845,103            6,314,129
  Deferred Credit                                                               7,565,078                   --
  Notes payable to related parties                                                 18,000              800,000
                                                                            -------------        -------------
       Total current liabilities                                                9,049,141           20,728,119

Notes payable                                                                   8,200,000            4,000,000
Accrued litigation settlement                                                          --              875,000
                                                                            -------------        -------------
       Total liabilities                                                       17,249,141           25,603,119
                                                                            -------------        -------------

Minority interest                                                                      --                   --

Stockholders' equity:
  Series C 5% Convertible preferred stock, 1,000 shares
    designated, 1,000 shares issued and outstanding
    (liquidation preference of $ 10,314,757)                                           10                   10
  Series E 8% Convertible preferred stock, 250 shares
    designated, 250 shares issued and outstanding                                       3
  Class A common stock, one vote per share, par value
    $0.01 per share, 40,000,000 shares authorized; 11,588,126 and
    10,472,054 shares issued and outstanding, respectively                        112,626              103,952
  Additional paid-in capital                                                  144,683,313          135,358,848
  Accumulated other comprehensive income                                        1,715,687           84,157,758
  Accumulated deficit                                                        (155,161,399)        (123,497,756)
                                                                            -------------        -------------
       Total stockholders' equity                                              (8,649,760)          96,122,812
                                                                            -------------        -------------

       Total liabilities and stockholders' equity                           $   8,599,381        $ 121,725,931
                                                                            =============        =============

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31,         NINE MONTHS ENDED MARCH 31,
                                                           ------------------------------      ------------------------------
                                                               2001              2000              2001              2000
                                                           ------------      ------------      ------------      ------------
Revenue:
  Equipment sales                                          $     20,473      $        590      $     79,659      $  5,597,909
  Service income                                                 45,303                --           207,945            59,827
                                                           ------------      ------------      ------------      ------------
                                                                 65,776               590           287,604         5,657,736
                                                           ------------      ------------      ------------      ------------
Costs and expenses:
  Cost of equipment sales                                        18,205           225,669            61,837         3,680,584
  Cost of service income                                         10,883            21,189           168,815            36,292
  General and administrative expenses                         2,762,682         9,205,048        17,372,213        16,286,137
  Expenses Associated with Investment                                --         1,656,587
  (Gain) Loss on foreign currency exchange                      (50,613)               --            (3,970)               --
  Loss on Write Off of Intangibles                            5,547,560         5,547,560
  Loss from impairment of long-lived assets                   4,725,609                --         7,779,106                --
  Special charges                                                    --                --         1,501,360                --
                                                           ------------      ------------      ------------      ------------
                                                             13,014,326         9,451,906        32,426,921        21,659,600
                                                           ------------      ------------      ------------      ------------

       Operating loss                                       (12,948,551)       (9,451,316)      (32,139,318)      (16,001,864)

Other:
  Interest expense                                             (468,848)           (5,845)       (4,747,507)          (54,120)
  Interest income                                                (5,167)           48,732            46,762           573,639
  Equity in loss of nonconsolidated affiliates                       --          (405,325)               --        (1,120,776)
  Loss from write down of investments in affiliates             (15,135)               --          (190,125)               --
  Gain on sale of investments                                   120,902                --         4,280,484                --
  Gain on legal settlement                                           --                --         1,336,563                --
  Other income (expense)                                         43,933           (15,913)           65,834           (19,697)
                                                           ------------      ------------      ------------      ------------

       Loss before minority interest and                    (13,272,866)       (9,829,667)      (31,347,307)      (16,622,818)
         extraordinary item

  Minority interest                                              94,773           557,576         1,080,174           811,739
                                                           ------------      ------------      ------------      ------------

       Loss before extraordinary item                       (13,178,093)       (9,272,091)      (30,267,133)      (15,811,079)

  Extraordinary loss on extinguishment of debt               (2,190,255)               --          (698,117)               --
                                                           ------------      ------------      ------------      ------------

       Net loss                                             (15,368,348)       (9,272,091)      (30,965,250)      (15,811,079)

Cumulative dividend on preferred stock                         (183,988)          (61,644)         (524,924)          (61,644)

Beneficial Conversion on preferred stock of subsidiary               --                --          (173,469)               --
                                                           ------------      ------------      ------------      ------------

       Net loss attributable to common shareholders        $(15,552,336)     $ (9,333,735)     $(31,663,643)     $(15,872,723)
                                                           ============      ============      ============      ============


Net loss per common share: basic and diluted               $      (1.38)     $      (0.88)     $      (2.89)     $      (1.66)
                                                           ============      ============      ============      ============

Weighted average shares outstanding: basic and diluted       11,262,601        10,614,910        10,968,222         9,550,955
                                                           ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED MARCH 31,
                                                                        --------------------------------
                                                                            2001                2000
                                                                        ------------        ------------
Cash flows from operating activities:
  Net loss                                                              $(30,965,250)       $(15,811,079)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                          2,275,668           1,023,172
    Non-cash compensation expenses                                           267,868             916,612
    Non-cash expenses associated with investments                                 --           1,656,587
    Loss on sale of assets held for sale                                          --              37,893
    Loss from impairment of long-lived assets                              7,779,106                  --
    Special charges                                                        1,501,360                  --
    Non-cash interest expenses                                             3,502,721
    Equity in loss of nonconsolidated affiliate                                   --           1,120,776
    Loss from Write down of Intangible Assets                              5,547,560                  --
    Loss from write down of investments in affiliates                        174,990                  --
    Gain on sale of investments                                             (312,822)                 --
    Gain on legal settlement                                              (1,336,563)
    Loss applicable to minority interest                                  (1,080,174)           (811,739)
    Extraordinary loss on extinguishment of debt                          (3,269,545)                 --
    Changes in assets and liabilities, net of acquisition:
      Increase in accounts receivable                                         55,951             107,402
      Increase in inventories                                                     --          (4,024,359)
      Decrease in Notes Receivable                                           117,612                  --
      Decrease (increase) in prepaid expenses, other current
        assets and other assets                                            3,603,320          (2,452,831)
      Increase (derease) in accounts payable                              (2,736,778)            776,815
      Increase (decrease) in accrued liabilities                          (2,376,127)          5,098,445
      Increase in deferred revenue                                                --           1,742,300
                                                                        ------------        ------------
          Net cash used in operating activities                         $(17,251,103)       $(10,620,006)
                                                                        ------------        ------------
Cash flows from investing activities:
  Maturities of investment securities                                             --           1,450,079
  Purchases of investment securities                                              --          (1,839,643)
  Sales of investment securities                                          11,981,775           4,969,019
  Investments in affiliates                                                  (99,990)         (2,108,373)
  Payments received on related party note receivable                              --              42,381
  Deposists on property and equipment                                             --            (795,320)
  Purchases of property and equipment                                     (3,450,507)        (15,303,425)
  Proceeds from sale of assets held for sale                                      --             765,697
  Decrease (Increase) in restricted cash                                     484,598             667,181
  Payments to purchase Series A, D and E notes                                    --            (555,000)
                                                                        ------------        ------------
          Net cash provided by (used in) investing activities           $  8,915,876        $(12,707,404)
                                                                        ------------        ------------
Cash flows from financing activities:
  Issuance of Series E Preferred Stock of subsidiary                         908,749                  --
  Issuance of Series C Preferred Stock                                            --           9,660,000
  Redemption of Series A Preferred Stock                                          --          (3,519,970)
  Exercise of Unit Purchase Options                                               --           2,111,118
  Purchase of Treasury Stock                                                      --          (1,394,960)
  Advances from related parties                                            1,838,202                  --
  Redemption of secured convertible notes                                (10,405,000)                 --
  Issuance of secured/unsecured convertible notes                         15,200,000                  --
  Net repayments under secured credit facility                            (4,916,035)                 --
  Payments on notes payable                                                   (2,991)           (767,525)
  Issuance of common stock                                                 2,084,076                  --
  Issuance of common stock to directors and officers                                           2,684,938
  Re-purchase of outstanding warrants                                                           (296,036)
  Employee stock option purchases                                                                555,813
                                                                        ------------        ------------
          Net cash provided by (used in) financing activities           $  4,707,001        $  9,033,378
                                                                        ------------        ------------

  Effect of exchange rate on cash and cash equivalents                        13,856            (196,694)
                                                                        ------------        ------------

          Net decrease in cash and cash equivalents                       (3,614,370)        (14,490,726)

Cash and cash equivalents at beginning of period                           3,761,301          15,521,275
                                                                        ------------        ------------

Cash and cash equivalents at end of period                              $    146,931        $  1,030,549
                                                                        ============        ============

          See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

(1) PRINCIPLES OF CONSOLIDATION

     Global Technologies, Ltd. and its wholly-owned subsidiaries: GTL Subco, Inc., GTL Lottoco, Inc., GTL Investments, GlobalTech Holdings Limited, GTL Management Limited ("GTL Management"), GTL Leasing Limited ("GTL Leasing"), Lottery Sales Company Limited, Interactive Flight Technologies (Gibraltar) Limited, GlobalTec Networks, LLC and MTJ Corp., and its majority owned subsidiary, TNCi UK Limited ("TNCi UK"), are referred to hereinafter as "Global" or the "Company". All significant intercompany accounts and transactions have been eliminated.

     On March 24, 2001, Global's majority-owned subsidiary, The Network Connection, Inc., ("TNCi") filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of that date, Global might not have a controlling financial interest, as defined in accordance with Statement of Financial Accounting Standards No. 94 "Consolidation of All Majority-Owned Subsidiaries" ("SFAS 94"), because of the bankruptcy filing. Consequently, Global changed the presentation of the assets and liabilities of TNCi. Pending resolution of the bankruptcy filing, the net liabilities of TNCi have been classified as a Deferred Credit in the accompanying condensed consolidated balance sheet as of March 31, 2001. Results of TNCi's operations for the period from March 24, 2001 through March 31, 2001 are not significant and have not been eliminated from operations. Operations of TNCi will not be consolidated subsequent to March 31, 2001.

     On March 7, 2001, TNCi announced that it was suspending its hotel operations and discontinuing its other domestic operations in order to focus on long-haul train operations to be provided through its then wholly owned subsidiary, TNCi UK. TNCi UK's directors had informed TNCi on March 2, 2001 that it was on the verge of insolvency and subject to imminent voluntary dissolution under English law. Global, in order to provide TNCi UK with funds for ongoing operations and to avoid insolvency, committed to pay $600,000 for 600 shares of TNCi UK 9% cumulative, convertible preferred stock. $198,000 of this amount had been funded through March 31, 2001 and the balance is represented by a note payable to TNCi UK. The preferred shares are convertible into ordinary shares and vote as if they are ordinary shares. As a result of this transaction, Global acquired a 60% interest in TNCi UK and TNCi maintains the remaining 40% of TNCi UK's outstanding equity.

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which are necessary for a fair presentation of the results for the interim periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2000, included in the Company's Annual Report on Form 10-KSB/A.

     The results of operations for the three months and nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(3) IMPACT OF TNCI BANKRUPTCY ON GLOBAL TECHNOLOGIES

     On March 24, 2001, TNCi filed for protection under Chapter 11 of the Bankruptcy Code. TNCi opted for Chapter 11 (as opposed to liquidation under Chapter 7) because of the potential during the reorganization process to realize value from or increase the value of certain of TNCi's remaining assets, namely the Swissair lawsuit and its 40% interest in TNCi UK. There is no assurance, however, that any such value will be realized or increased, or, that if realized, such value would be to an extent sufficient for TNCi to emerge from Chapter 11. After filing its petition for relief under Chapter 11, TNCi requested that the SEC permit it to modify its public reporting obligations during the bankruptcy process. In accordance with its request, TNCi will be filing its monthly bankruptcy reports under cover of Current Reports on Form 8-K until the Chapter 11 process is complete.

     Pending resolution of the bankruptcy filing, the net liabilities totaling $7,565,078 of TNCi have been classified as a Deferred Credit in the accompanying condensed consolidated balance sheet as of March 31, 2001,which is the result of reversing $1.2 million of TNCi assets and $8.8 million of TNCi liabilities. The Deferred Credit represents a deferred recovery by Global upon the resolution of the bankruptcy.

     TNCi was treated as a segment for Global's financial reporting. Discontinued operations reporting is not required, however, because Global's direct investment in TNCi UK continues the segment for Global's financial reporting purposes.

(4) INVESTMENT SECURITIES

     Market value reflects the price of publicly traded securities at the close of business at the respective dates. Unrealized gain reflects the excess of market value over carrying value of publicly traded securities classified as available for sale.

     The following summarizes our investments in marketable securities at March 31, 2001 and June 30, 2000:

                                                       GROSS          GROSS
                                                     UNREALIZED     UNREALIZED
                                     AMORTIZED        HOLDING         HOLDING          FAIR
                                       COST            GAINS          LOSSES           VALUE
                                    -----------     -----------     ----------     -----------
MARCH 31, 2001
Available-for-sale:
  Corporate equity Securities       $   787,158     $ 1,496,748     $       --     $ 2,283,906
                                    ===========     ===========     ==========     ===========

JUNE 30, 2000
Available-for-sale:
  Corporate equity Securities       $ 3,037,269     $61,087,731     $       --     $64,125,000
                                    ===========     ===========     ==========     ===========

     Corporate equity securities consist of 777,500 and 3,000,000 shares of U.S. Wireless Corporation ("U.S. Wireless") Common Stock as of March 31, 2001 and June 30, 2000, respectively.

     The following summarizes the Company's non-current investments at:

                                               MARCH 31,      JUNE 30,
                                                 2001           2000
                                               --------       --------
Equity Affiliates (Approx. voting %)
   Shop-4-Cash.com, Inc. (14%)                 $     --       $ 75,000
                                               --------       --------
Total Non-Current Investments                  $     --       $ 75,000
                                               ========       ========

     On October 11, 2000, the Company purchased an additional 999,900 shares of common stock of Shop4Cash.com, Inc. ("Shop4Cash") for $99,990, resulting in a total investment of approximately 14% of the outstanding common stock of Shop4Cash. Shop4Cash continues to require capital to finance its business model. As of March 15, 2001, Shop4Cash has been unable to obtain additional financing to continue its operations. As a result, the Company wrote off its total investment of $174,990.

(5) IMPAIRMENT OF LONG-LIVED ASSETS

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

     On March 7, 2001, The Network Connection, Inc., a majority owned subsidiary of Global Technologies, Ltd., announced that it had re-evaluated certain aspects of its business and would focus it's efforts on the Company's operations in the United Kingdom and discontinue and suspend its domestic operations. In connection with this discontinuance and suspension of domestic operations, TNCi determined it necessary to write off all of the intangible assets on its balance sheet, which consisted of goodwill and certain intellectual property. The amount written off was approximately $5.8 million. In addition, based on the impairment of certain fixed assets of TNCi consisting primarily of installed interactive entertainment systems at hotel properties, resulting from the determination to suspend hotel operations, TNCi has written down the value of these assets as reflected on its balance sheet by approximately $3.3 million in the quarter ended March 31, 2001.

     On March 22, 2001, TNCi returned new equipment costing approximately $1.5 million to a vendor to reduce an outstanding accounts payable balance. In return the company received a credit for $1.1 million with the difference of $.4 million representing a 25% restocking charge from the vendor. This difference was charged as an operating expense.

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

     The Company is evaluating alternatives for the use of the existing network, which includes the central computer system, operating software and remaining terminals with wireless access. Based upon the value realized from the settlement with ILTS and the prospects for alternative uses of the network, the Company recorded an impairment loss of approximately $3.1 million in the second quarter ended December 31, 2000. After a further review, the Company has determined that an additional impairment loss of approximately $1.4 million was necessary in the third quarter ended March 31, 2001 to adjust the carrying value of the equipment to net realizable value of approximately $4.3 million.

(6) NOTES PAYABLE

     Notes payable consists of the following:

                                                      MARCH 31,     JUNE 30,
                                                        2000          2000
                                                     -----------   -----------
Secured Credit Facility due on demand, interest at
  LIBOR plus 1.25%                                   $   845,103   $ 6,309,385

Secured Convertible Notes due December 7, 2001,
  interest at 6%, convertible into common
  stock of the Company                                        --     4,000,000

Secured Non-Convertible Note due February 2002
  Interest at Prime plus 4%                              200,000            --

Unsecured and Non-Convertible Notes due
  January 2003 at 8%                                   8,000,000            --

Other                                                         --         4,744
                                                     -----------   -----------
Total                                                  9,045,103    10,314,129
  Less current portion                                   845,103     6,314,129
                                                     -----------   -----------
                                                     $ 8,200,000   $ 4,000,000
                                                     ===========   ===========

(a) SECURED CREDIT FACILITY

     On April 5, 2000, the Company entered into a line of credit facility with Merrill Lynch in which Merrill Lynch agreed to advance up to $10.0 million based upon a percentage of the value of securities pledged as collateral to secure amounts drawn under the line of credit (the "Secured Credit Facility"). Principal amounts borrowed under the line, together with accrued interest at an annual rate equal to the London Inter-Bank Offer Rate (LIBOR) (4.670% at March 31, 2001) plus 1.25%, are payable upon demand by Merrill Lynch. To secure such borrowing, the Company pledged to Merrill Lynch 1,000,000 shares of common stock of U.S. Wireless held by the Company.

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

     On November 22, 2000 Merrill Lynch issued a demand for repayment of the Secured Credit Facility based upon the deterioration in the price of U.S. Wireless common stock. Approximately $6.8 million was outstanding at that time. The Company agreed to apply $1,667,400 of Mr. Gross' collateral as partial repayment of the Secured Credit Facility and to begin an orderly liquidation of the shares of U.S. Wireless common stock to repay the balance. Through these sales, the Company reduced the balance of the facility to approximately $840,000 at December 5, 2000. At the same date the facility was secured by a pledge of 777,500 shares of U.S. Wireless common stock and a $646,000 Treasury Bill pledged for the benefit of the Company by our Chairman and Chief Executive Officer and two trusts and a charitable foundation that he established. From March 27, 2001 to May 3, 2001, the Company sold an additional 242,100 of the pledged shares of U.S. Wireless common stock pursuant to an arrangement with Merrill Lynch whereby half of the proceeds of such sales went to reduce the balance of the credit facility and the remaining proceeds went to the Company. Half of the proceeds from sales of 126,900 of these shares were applied to reduce the balance of the facility to approximately $700,000. Half of the proceeds from an additional 95,184 shares sold will go to reduce the balance of the facility to $581,400, which is 90% of the $646,000 face amount of the pledged Treasury Bill. Merrill Lynch has agreed that once the outstanding balance of the credit facility is covered by 90% the value of the pledged Treasury Bill, it will release the remaining pledged shares of U.S. Wireless common stock. Accordingly, further sales of U.S. Wireless common stock (555,416 shares) will inure solely to the Company's benefit.

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

(c) 8% UNSECURED NONCONVERTIBLE NOTES

     On October 3, 2000, the Company issued $7.0 million of secured convertible notes (the "October Notes") to Advantage and Koch. The notes had an annual interest rate of 8% and were convertible after 120 days into shares of the Company's Class A Common Stock at a 20% discount to market, and after 150 days into shares of U.S. Wireless common stock also at a 20% discount to market. The Company was obligated to register the Class A Common Stock into which the notes were convertible. To secure such borrowing, the Company pledged 866,538 shares of U.S. Wireless common stock to the holders of the notes. The Company could redeem the secured convertible notes at any time for a premium.

     At the date of issuance, the conversion rate of the October Notes was lower than the market price of the Company's common stock, and as such the notes had an embedded beneficial conversion feature. As the notes could be converted after 120 days, the Company recorded a non-cash interest expense of $631,725 for the nine months ended March 31, 2001 related to the beneficial conversion feature.

     The terms of the Stock Pledge Agreement executed and delivered in connection with issuance of the October Notes required that the Company maintain collateral coverage of 150%, and, in the event that such coverage fell below 150%, that it deliver additional shares of U.S. Wireless common stock so as to bring the collateral coverage back to 200%.

     The price per share of U.S. Wireless common stock fell such that the collateral coverage under the Stock Pledge Agreement fell below the 150% threshold, and, in response to such occurrence, Advantage and Koch requested that the Company deposit additional shares of U.S. Wireless common stock to remedy such deficiency.

     The Company and the investors engaged in negotiations regarding the deposit of additional shares of U.S. Wireless common stock, but such negotiations terminated without resolution. Advantage and Koch ultimately filed a complaint (the "Complaint") and obtained a Temporary Restraining Order ("TRO") prohibiting the Company and its Chairman and Chief Executive Officer from selling, conveying, pledging or otherwise transferring any shares of U.S. Wireless common stock until resolution of the matters covered in the Complaint and dissolution of the TRO.

     Ultimately, The Company and Advantage and Koch resolved their differences pursuant to a Settlement Agreement that provides in general for the following:

     * The Company transfers ownership of an aggregate of 1,380,000 shares of U.S. Wireless common stock to Advantage and Koch in return for the October Notes and related Stock Pledge Agreement being deemed satisfied in full and canceled (the "Share Transfer");

     * The Series C 5% Convertible Preferred Stock (the "Preferred Stock") held by Advantage and Koch be amended such that it may convert into no more than 18.5% (approximately 1.99 million shares) of the Company's Class A common stock outstanding on the date of execution of the Settlement Agreement (the "Execution Date");

     * The Company registers for resale the shares of Class A common stock into which the Preferred Stock converts that are not already registered for resale;

     * The Company issues unsecured, non-convertible notes to Advantage (in the principal amount of $4,800,000) and Koch (in the principal amount of $3,200,000);

     * The warrants held by Advantage (warrants to purchase 123,055 shares of the Company) and Koch (warrants to purchase 102,870 shares of the Company) be re-priced so that the exercise prices thereof equal 115% of market on the day prior to the Execution Date;

     *    The Complaint be dismissed with prejudice and the TRO be dissolved;
          and

     *    The Company, Advantage and Koch exchange mutual releases.

     The Settlement Agreement and ancillary documents were executed as of January 31, 2001, however, they were held in escrow and not delivered until their effectiveness upon consummation of the Share Transfer on February 15, 2001. As a result of the above provisions, the Company has recognized a gain on the shares transferred to Advantage and Koch amounting to approximately $5.5 million and an extraordinary loss on extinguishment of debt of approximately $7.6 million.

(7) NOTES PAYABLE TO AND ADVANCES FROM RELATED PARTIES

     In August and September 2000 two trusts established by Irwin L. Gross, the Company's Chairman and Chief Executive Officer, advanced a total of $800,000 to Global for working capital purposes. On September 22, 2000, the advances were converted into two promissory notes, each in the amount of $400,000, issued to each trust by Global. The notes matured on December 31, 2000 and had an annual interest rate of 9.0%. On December 8, 2000 the Company pledged 200,000 shares of common stock of U.S. Wireless to the trusts as security for the notes. On December 31, the maturity dates of the notes were extended to June 30, 2001.

     On November 22, 2000, $1,667,400 of Mr. Gross' collateral was applied to repay the Secured Credit Facility with Merrill Lynch. The Company issued two promissory notes totaling $1,667,400 to Mr. Gross and a charitable foundation controlled by him. The new promissory notes matured on December 31, 2000 and had an annual interest rate of 9.0%. To secure such borrowing, the Company pledged 300,000 shares of common stock of U.S. Wireless to the holders of the notes. On December 31, the maturity dates of the notes were extended to June 30, 2001.

     Between July 2000 and April 2001, Mr. Gross, the trusts and the charitable foundation made additional advances to the Company totaling $757,548.58 ($644,000 of these advances plus $2,000 in accrued interest are in the form of a Treasury Bill and remain as collateral for the Secured Credit Facility with Merrill Lynch). On March 30, 2001, Mr. Gross, the trusts and the charitable foundation converted the existing $2,467,400 of notes discussed above and an additional $32,600 of these advances into 250 shares of Global Technologies, Ltd. Series E 8% Convertible Preferred Stock with an aggregate stated value of $2,500,000. This preferred stock is convertible into shares of Class A common stock at a fixed conversion price of $0.3125 per share, the closing price per share of Class A common stock on March 30, 2001. In accordance with NASDAQ rules, Class A common stock representing no more than 19.99% of the outstanding Class A common stock on March 30, 2001 may be issued on conversion of the preferred stock without prior stockholder approval.

(8) WARRANTS

     On September 12, 2000, in connection with the execution of the promissory notes discussed above, the trusts were granted warrants to purchase 198,318 shares of the Company's Class A common stock based upon the amount advanced and the closing market price of such stock on the date of each advance. For the fiscal year ended June 30, 2000 the Company recorded deferred financing costs of $1,809,986 related to the estimated fair value of the warrants, of which, $1,672,986 have been amortized as non-cash charges to interest expense for the nine months ended March 31, 2001.

     In connection with the pledges of his collateral to meet maintenance calls on the Secured Credit Facility, Mr. Gross was granted warrants to purchase 553,978 shares of the Company's Class A common stock based upon the amount of collateral pledged and the closing market price of the stock on the date of each pledge. The warrants have exercise prices equal to the closing price of our Class A common stock on the date of the relevant pledge and a term of five years from such date. The Company recorded non-cash interest expense of $1,070,527 for the quarter ended September 30, 2000 related to the estimated fair value of the warrants granted for the collateral pledges after June 30, 2000.

(9) SETTLEMENT AND SPECIAL CHARGES

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

(10) COMMITMENTS AND CONTINGENCIES

     LITIGATION

     SWISSAIR/MDL-1269, IN REGARDS TO AN AIR CRASH NEAR PEGGY'S COVE, NOVA
     SCOTIA

     This Multi-district litigation, which is being overseen by the United States District Court for the Eastern Division of Pennsylvania, relates to the crash of Swissair Flight No. 111 on September 2, 1998. The aircraft involved in the crash was a McDonnell Douglas MD-11 equipped with an in-flight interactive entertainment system developed by the Interactive Entertainment Division that The Network Connection, Inc. acquired from the Company. Since then, a number of claims have been filed by the families of the victims of the crash. The Company has been named as one of the many defendants, including Swissair, Boeing, DuPont and The Network Connection, Inc., in this consolidated multi-district litigation. The Company's aviation insurer is defending the Company in the action, which has $10 million in insurance coverage related to the action. With respect to additional insurance coverage, a court has ruled that an umbrella policy for an additional $10 million in insurance does not cover the Swissair action. Currently, the Company does not plan to appeal such ruling in connection with the Swissair crash. If liability is assessed against the Company, to the extent this liability exceeds the available insurance, the Company's business will be adversely affected. If found liable for an amount substantially in excess of the limits of its coverage, the Company could lose all of its assets.

     BRYAN R. CARR V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD.

     This action was brought in the Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, The Network Connection, Inc.'s former Chief Operating and Financial Officer and a former Director, filed a claim on November 24, 1999 alleging a breach of his employment agreement with The Network Connection, Inc. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. The Network Connection, Inc. and the Company filed a motion to compel arbitration of the claims pursuant to an arbitration provision in the employment agreement and to stay the State Court action pending the arbitration proceeding. The Company's motion was granted on August 9, 2000. On November 7, 2000, Mr. Carr filed his claim for arbitration in Georgia. The arbitration is currently in the discovery phase.

     FIDELITY AND GUARANTY INSURANCE COMPANY V. INTERACTIVE FLIGHT TECHNOLOGIES, INC.

     This is a reformation action in United States District Court for the District of Minnesota, CV No. 99-410, in which one of the Company's insurers is seeking to reform an umbrella policy in the amount of $10.0 million to include an exclusion for completed products for policies issued for years 1997-98 and 1998-99. Such exclusion would preclude claims made by the estates of victims of the crash of Swissair Flight No. 111 on September 2, 1998. The insurer recently filed a motion for summary judgment, which was heard before the United States District Court for the District of Minnesota on September 12, 2000. On October 24, 2000, the Court ruled in favor of the insurer. The Company filed a motion to alter or amend the ruling, which was denied on January 19, 2001. The Company thereafter determined not to appeal this action further and entered into a voluntary dismissal with respect to this action. The umbrella policy at issue in this suit is in addition to the $10.0 million in aviation insurance coverage that the Company currently has in place.

     INTERACTIVE FLIGHT TECHNOLOGIES, INC. V. SWISSAIR TRANSPORT COMPANY, LTD., ET AL.

     On May 6, 1999, this suit, No. Civ. 99-0936PHXSMM, was filed in the United States District Court for the District of Arizona. In this suit, the Company is seeking payment by Swissair of $6,773,906 for sums owed by Swissair and SR Technics to the Company for equipment and warranty contracts. The Company has also asserted claims for business torts arising from the unjustified deactivation of the entertainment network systems following the crash of Swissair Flight 111 in this action. Swissair filed motions to dismiss the action alleging that the claims asserted in the complaint are subject to resolution by arbitration. The motions to dismiss were granted on March 31, 2000. The Company requested the District Court to reconsider its ruling on the motions and such request was denied by the District Court on May 25, 2000. The Company appealed both the March 31 and May 25 District Court Orders to the United States Court of Appeals for the Ninth Circuit. Swissair filed a motion to dismiss the appeal for lack of jurisdiction, which was granted on September 18, 2000. On March 28, 2001, the Supreme Court of the United States granted the Company's Petition for Writ of Certiorari and remanded the case to the Circuit Court for further consideration. The Company has assigned any proceeds it may be entitled to in this action to The Network Connection, Inc.

     SAIR GROUP V. INTERACTIVE FLIGHT TECHNOLOGIES, INC.

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

     BARINGTON CAPITAL GROUP L.P.

     In September of 1999, the Company filed a lawsuit against Barington Capital Group L.P. in Maricopa County Superior Court, Arizona, seeking a declaratory judgment that no sums were owed to Barington pursuant to a one-year Financial Advisory Service Agreement dated October 21, 1998. In October 1999, Barington filed a lawsuit on the same contract in the Supreme Court of the State of New York, County of New York, Index No. 99-6041606, captioned Barington Capital Group L.P. v. Interactive Flight Technologies, Inc., alleging that Barington is owed $1,750,471 in connection with services alleged to have been performed pursuant to the Financial Advisory Service Agreement. On October 20, 2000, Barington filed a Renewed Motion to Dismiss for Lack of Personal Jurisdiction and For Forum Non Conveniens the Company's Amended Complaint in the Arizona action. By Order dated January 8, 2001, the Arizona Court dismissed our Amended Complaint, finding that New York was a more convenient forum for the parties to litigate their dispute. Accordingly, the parties are proceeding with the New York action and are undertaking discovery.

     AVNET, INC. V. THE NETWORK CONNECTION, INC.

     This action was filed May 17, 2000 in Maricopa County Superior Court, CV2000-009416. The suit relates to invoices for inventory purchased by The Network Connection, Inc. in late 1998 and early 1999. Avnet, Inc. sought payment of the invoices, interest and legal fees. The aggregate amount of relief sought by Avnet was approximately $899,000. The Network Connection, Inc. did not pay for the inventory purchased primarily for the following reasons: (i) the inventory purchased did not meet specifications and thus was not accepted by its customer, and (ii) The Network Connection, Inc. was pursuing a separate warranty claim against Avnet regarding certain other inventory purchased from Avnet.

     On October 11, 2000, The Network Connection, Inc. won a jury verdict of $1.8 million in the warranty suit. On December 21, 2000, as amended by letter agreement dated December 22, 2000, The Network Connection, Inc. settled this suit for $700,000 in cash, the cancellation of approximately $899,000 of outstanding accounts payable due to Avnet and mutual releases of all existing claims. The Company recorded a gain in other income of $1,363,563 reflecting the settlement, net of legal fees. The Company received the cash payment on January 2, 2001.

     FIRST LAWRENCE CAPITAL CORP. V. GLOBAL TECHNOLOGIES LTD. AND GLOBALTECH HOLDINGS, LTD., F/K/A IFT HOLDINGS, LTD. (UK)

     This action has been brought in the Supreme Court of the State of New York, County of New York, Index No.:01/601576. First Lawrence Capital Corp. filed a complaint commencing this lawsuit against the Company and its affiliate on March 28, 2001. This complaint alleges a breach of the settlement agreement dated August 13, 1999 between First Lawrence and the Company relating to an earlier lawsuit commenced by First Lawrence against the Company and certain of its affiliates. The aggregate amount of relief sought is approximately $545,000, plus related interest, costs and expenses.

     INSIGHT DIRECT USA, INC. V. GLOBAL TECHNOLOGIES, LTD., ET AL.

     This is a suit filed in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV2000-021045. This matter relates to a stipulated judgment against the Company for $36,000 to be paid $6,000 per month from March through August 2001.

     AMERICAN EXPRESS TRAVEL RELATED SERVICES COMPANY, INC. V. GLOBAL TECHNOLOGIES, LTD. AND THE NETWORK CONNECTION, INC.

     This suit was filed in the Supreme Court of the State of New York, County of New York, Index No.:01/601416. American Express is seeking the payment of unpaid balances on credit cards issued under each of the Company and The Network Connection, Inc.'s corporate accounts. As to the Company, American Express is seeking approximately $34,000 and, as to The Network Connection, Inc., American Express is seeking approximately $974,000. American Express commenced the lawsuit March 20, 2001. The Company and American Express settled this action on the following terms: the Company pays American Express $10,000 per month in April 2001, May 2001 and June 2001, and $4,000 in July 2001.

     MORRIS AARON V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD.

     This suit was filed in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV2001-003733. Morris C. Aaron, The Network Connection, Inc.'s former Chief Financial Officer, filed a claim on March 5, 2001 for $35,657 for wages claimed and treble damages.

     FRANK E. GOMER V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES,
     LTD.

     This action was brought in the Superior Court of the State of Arizona, County of Maricopa. Frank E. Gomer, The Network Connection Inc.'s Systems Group former President and Chief Operating Officer filed a claim on March 22, 2001 for $76,000 for wages claimed and treble damages.

     44TH STREET AND VAN BUREN LIMITED PARTNERSHIP V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD.

     This is an action brought in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV2001-004664. The landlord for The Network Connection Inc.'s Arizona offices filed this complaint on March 20, 2001 alleging breaches of the lease with The Network Connection, Inc. and guaranteed by the Company for those offices and seeking approximately $12,000 and other relief.

     The Company may be subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of March 31, 2001, the effect of such matters will not have a material adverse effect on its results of operations and financial position.

(11) COMPREHENSIVE LOSS

     Comprehensive income encompasses net income and "other comprehensive income", which includes all other non-owner transactions and events, which change stockholders' equity. The Company recognized comprehensive loss as follows:

                                             THREE MONTHS                       NINE MONTHS
                                            ENDED MARCH 31,                   ENDED MARCH 31,
                                    ------------------------------    ------------------------------
                                         2001             2000             2001             2000
                                    -------------    -------------    -------------    -------------
Net loss                            $ (15,368,348)   $  (9,272,091)   $ (30,965,250)   $ (15,811,079)
Net unrealized (loss) gain on
  Investment securities                (5,936,229)      89,962,969      (59,590,983)      89,972,810
Decrease in tax benefit of
  NOL carryforward                     (2,374,491)      28,797,214      (28,198,515)      28,797,214
Unrealized loss on foreign
  Currency translation                    (61,232)        (196,695)        (379,760)        (196,695)
                                    -------------    -------------    -------------    -------------
Comprehensive loss                  $ (23,740,300)   $ 109,291,397    $(119,134,508)   $ 102,762,250
                                    =============    =============    =============    =============

(12) OPERATING SEGMENTS

     In 1998, the Company adopted SFAS 131, which requires the reporting of operating segments using the "management approach" versus the "industry approach" previously required. The Company's reportable segments consist of TNCi, TNCi UK and general corporate operations. TNCi and TNCi UK are providers of broadband entertainment, information and e-commerce systems for the "away-from-home" marketplace, which encompassed hotels and long-haul passenger trains, as well as schools, training facilities and institutions. TNCi's fully-interactive, all-digital and high speed information and entertainment platforms are designed to provide consumers and students Internet and e-mail access with such customizable services as on-demand films, videos and music, video games and casino gaming, tour and reservation information, as well as IP telephony, courseware and lectures, and other Internet-based content and commerce applications. On March 24, 2001, TNCi filed a petition for relief under Chapter 11 of Title 11 of the United States Code (bankruptcy) in the District Court for the Eastern District of Pennsylvania in Philadelphia. On March 9, 2001, the Company acquired a 60% interest in TNCi UK, through which TNCi's passenger rail operations were carried on. TNCi holds the remaining 40% of TNCi UK. TNCi UK continues to operate. General corporate operations consist of developing and operating affiliate companies, most of which are engaged in telecommunications, e-commerce, networking solutions and gaming.

     The following summarizes information related to the Company's segments. All significant inter-segment activity has been eliminated. Assets are the owned or allocated assets used by each operating segment.

                                        THREE MONTHS                       NINE MONTHS
                                       ENDED MARCH 31,                   ENDED MARCH 31,
                               ------------------------------    ------------------------------
                                   2001             2000             2001             2000
                               -------------    -------------    -------------    -------------
Revenue
  TNCi                         $      54,772    $         590    $     150,417    $   5,657,736
  Other                               11,004               --          137,187               --
                               -------------    -------------    -------------    -------------
                               $      65,776    $         590    $     287,604    $   5,657,736
                               -------------    -------------    -------------    -------------
Gross profit (loss) (a)
  TNCi                         $      37,644    $    (246,268)   $     (43,592)   $   1,940,860
  Other                                 (956)              --          100,544               --
                               -------------    -------------    -------------    -------------
                               $      36,688    $    (246,268)   $      56,952    $   1,940,860
                               -------------    -------------    -------------    -------------
Operating loss
  TNCi                         $ (10,422,811)   $  (2,920,725)   $ (19,765,156)   $  (4,255,304)
  Other                           (2,525,740)      (6,530,591)     (12,374,162)     (11,746,560)
                               -------------    -------------    -------------    -------------
                                 (12,948,551)      (9,451,316)     (32,139,318)     (16,001,864)
General corporate operations
  Equity in loss of non-
    Consolidated affiliate           (15,135)        (405,325)        (190,125)      (1,120,776)
  Net interest                      (474,015)          42,887       (4,700,745)         519,519
  Non-operating gains
    And losses                       120,902                         5,617,047
  Other income (expenses)             43,933          (15,913)          65,834          (19,697)
Minority interest                     94,773          557,576        1,080,174          811,739
Extraordinary gain (loss)         (2,190,255)              --         (698,117)              --
                               -------------    -------------    -------------    -------------

Net loss                       $ (15,368,348)   $  (9,272,091)   $ (30,965,250)   $ (15,811,079)
                               =============    =============    =============    =============

Total assets
  TNCi UK                      $     459,509    $  14,434,965    $     459,509    $  14,434,965
  Other                            8,139,972      143,932,433        8,139,972      143,932,433
                               -------------    -------------    -------------    -------------
                               $   8,599,381    $ 158,367,398    $   8,599,381    $ 158,367,398
                               =============    =============    =============    =============

----------
(a) Gross profit is the difference between Revenue and Cost of Revenue in the consolidated statement of operations.

(13) FINANCIAL CONDITION AND LIQUIDITY

     The condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net loss from operations in the three and nine months ended March 31, 2001, plus has incurred losses from operations in its last three fiscal years. In addition, the Company has an accumulated deficit at March 31, 2001 as a result of efforts to develop its operations.

     Management believes that current cash and cash equivalents, and short-term investments, are sufficient to satisfy the Company's cash and working capital requirements for the next five to eight months, and, that if the Company is able to generate proceeds from the sale of lottery equipment and/or pursuant to the private equity line of credit agreement discussed below, that cash and working capital requirements will be satisfied for the next 12 months.

     The Company's current cash requirements are to cover its significantly reduced burn rate and fund TNCi UK until a contract to provide interactive entertainment and information systems to a train operator has been obtained, if ever. If this does not occur within the next five to eight months, and no proceeds are generated from sales of lottery equipment or under the equity line of credit agreement, the Company will be required to obtain outside financing, further scale back operations and/or modify its business strategy. There is no assurance that the Company will obtain a contract with a train operator within the above timeframe or ever, or generate proceeds from lottery equipment sales or under the equity line. Failure of the occurrence of these events would have a material adverse effect on its operating results and financial condition, and create substantial doubt about its ability to continue as a going concern.

(14) SUBSEQUENT EVENTS

     On March 28, 2001, the Company executed a private equity line of credit agreement with Equilink Capital Partners, LLC. The private equity line of credit agreement gives Global certain rights in the two year investment period following the effective date of a registration statement covering the shares issuable in connection with the private equity line of credit and related warrants in certain circumstances and on certain conditions to exercise a put right to require Equilink to purchase shares of its Class A common stock and gives Equilink the option, in the event Global exercises its put right and under certain conditions, to exercise a call right to require Global to sell them additional shares. The purchase price with respect to these shares is calculated with respect to a discount to the then current market price. The investment period terminates on the earlier of the date (i) 5,000,000 shares of Class A common stock are issued pursuant to the Company's put rights under the private equity line of credit agreement, subject to the 19.9% limitation discussed below, (ii) the aggregate purchase price paid by Equilink to purchase shares pursuant to the private equity line of credit agreement equals $25 million or
(iii) the two year investment period ends.

     In addition, warrants to purchase 400,000 shares of Class A common stock, in the aggregate, are to be issued to Equilink and its affiliate in connection with the private equity line of credit. These warrants are exercisable over the next five years at a price of $1.00 per share, which price may be adjusted from time to time under certain antidilution provisions. Any proceeds received by the Company shall be used for working capital purposes. This disclosure does not constitute an offer of any of the securities issued in connection with the private equity line of credit agreement for sale.

     The Company may not make any issuances of Class A common stock in connection with the private equity line of credit agreement and related warrants if that issuance would result in the issuance of a number of shares in excess of 19.9% of the number of shares of Class A common stock issued and outstanding on the effective date of the private equity line of credit agreement unless prior stockholder approval is obtained in accordance with NASDAQ rules.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in another part of this report and which are deemed to be incorporated into this section. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those set forth under and included in other portions of this report. See "Forward-Looking Statements" on Page 23.

DESCRIPTION OF BUSINESS

     Global Technologies, Ltd. is a technology incubator that invests in, develops and manages emerging growth companies in the networking solutions, interactive information and entertainment systems, e-commerce, telecommunications and gaming industries.

     We currently hold common stock and convertible preferred stock representing approximately 70% of the outstanding common stock of The Network Connection, Inc. on a fully converted basis. On March 24, 2001, The Network Connection filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code with the United States Bankruptcy Court for the Eastern District of Pennsylvania in Philadelphia. The Network Connection continues to maintain its assets, operate its business and manage its affairs as a debtor-in-possession pursuant to the provisions of the Bankruptcy Code. The Network Connection is publicly traded on the NASDAQ SmallCap Market under the ticker symbol "TNCX," though trading has been halted as a result of the filing of The Network Connection's bankruptcy petition. While trading is halted, the ticker symbol of The Network Connection has been changed to "TNCXQ."

     The Network Connection has developed broadband entertainment, information and e-commerce systems for the "away-from-home" marketplace. The Network Connection recently reduced its operations to focus its efforts on the operations of TNCi UK Limited, a company incorporated under the laws of England and Wales. TNCi UK's system provides passenger trains with an information and entertainment platform. To permit TNCi UK to fund ongoing operations and avoid insolvency and receivership, on March 9, 2001, we acquired 600 cumulative redeemable preferred shares of TNCi UK. We have committed to pay $600,000 for the TNCi UK preferred shares, $248,000 of which was paid to TNCi UK as of May 15, 2001. The remainder of the purchase price is evidenced by a 9% note payable through August 6, 2001. Prior to this transaction, TNCi UK was a wholly owned subsidiary of The Network Connection. The 600 TNCi UK preferred shares acquired by us represent 60% of the outstanding voting equity of TNCi UK. The Network Connection holds the remaining 40% of the outstanding voting equity of TNCi UK through its ownership of ordinary shares.

     As of May 3, 2000, we also held 535,400 shares of common stock representing approximately 2.5% of the outstanding common stock of U.S. Wireless Corporation based on the number of outstanding shares of U.S. Wireless common stock on February 5, 2001. U.S. Wireless is publicly traded on the NASDAQ National Market under the ticker symbol "USWC". U.S. Wireless develops high-performance, network-based location systems (known as the RadioCamera system) designed to enable wireless carriers, the intelligent transportation systems and telematics industry and others to provide value-added, location-based services and applications, including: enhanced 911, live-navigation assistance, enhanced 411, traffic data and asset and vehicle tracking.

     We also own a lottery network, consisting of a central computer system and approximately 2,200 terminals that connect to the central system via wireless technology. We are currently evaluating alternative uses for the lottery network, including contributing network assets and management expertise into joint ventures established to provide lottery and related games in the United Kingdom or selling the equipment comprising the lottery network. There is no assurance that a transaction will be consummated or any lottery operations commenced or that we will be successful in selling the equipment.

     We also hold 1,499,900 shares of common stock of, representing an approximately 14% equity interest in, Shop4Cash.com, Inc., a privately held, cash-incentive, Internet shopping portal with a base of affiliated merchants. As of March 30, 2001, Shop4Cash had been unable to obtain additional financing to continue its operations. As a result, we wrote off our total investment of $174,990.

RESULTS OF OPERATIONS

     REVENUES

     Revenue for the three months ended March 31, 2001 was $65,776, an increase of $65,186 compared to revenue of $590 for the three months ended March 31, 2000. Revenue for the nine months ended March 31, 2001 was $287,604, a decrease of $5,370,132 (or 95%) compared to revenue of $5,657,736 for the corresponding period of the previous fiscal year. Equipment sales of $79,659 generated during the nine months ended March 31, 2001 were principally generated from the sale of servers to educational institutions. Equipment sales of $5,597,909 for the nine months ended March 31, 2000 were principally generated from the sale of 195 of The Network Connection's Cheetah(TM) video servers in connection with the Georgia Metropolitan Regional Education Services Agency Net 2000 project.

     Service income of $207,945 for the nine months ended March 31, 2001 is comprised of service fees related to our former lottery operation in the U.K. and our share of content revenue generated by TNCi's installed systems. Service income of $59,827 for the nine months ended March 31, 2000 was generated from system design services performed for a potential interactive entertainment system customer.

     COST OF SALES

     Cost of equipment sales and service income for the three months ended March 31, 2001 were $29,088, a decrease of $201,564 (or 82%) compared to cost of equipment sales and service income of $246,858 for the three months ended March 31, 2000. Cost of equipment sales and service income for the nine months ended March 31, 2001 were $230,652, a decrease of $3,486,224 or (95%) compared to cost of equipment sales and service income of $3,716,876 for the corresponding period of the previous fiscal year. Cost of equipment sales of $61,837 for the nine months ended March 31, 2001 was comprised principally of costs associated with maintaining servers. Cost of equipment sales of $3,680,584 for the corresponding period ended March 31, 2000 was comprised principally of material costs and estimated warranty costs for the 195 video servers for the Georgia education project.

     Cost of service income of $168,815 for the nine months ended March 31, 2001 is principally attributable to video content costs for interactive entertainment system customers and UK lottery costs of $24,683. The cost of service income of $36,292 for the corresponding period ended March 31, 2000 is attributable to miscellaneous costs associated with the design services performed for a potential interactive entertainment system customer.

     GENERAL AND ADMINISTRATIVE COSTS

     General and administrative expenses for the three months ended March 31, 2001 were $2,762,682 a decrease of $6,442,366 (or 70%) compared to expenses of $9,205,048 for the three months ended March 31, 2000. General and administrative expenses for the nine months ended March 31, 2001 were $17,372,213, an increase of $1,086,076 (or 7%) compared to expenses of $16,286,137 for the corresponding period of the previous fiscal year. Significant components of general and administrative expenses include payroll costs, legal and professional fees, marketing and advertising costs and depreciation expense. Significant components attributable to the significant decrease in the three-month period include payroll reductions and The Network Connection office closures and the curtailment of the UK lottery operations. Significant components attributable to the increase in the current nine-month period include increases in facilities costs and payroll expenses of The Network Connection related to additional offices and increased personnel levels, and increases in payroll expenses, marketing costs, legal and professional fees and depreciation expenses of GTL Management related to the UK lottery operation launched in April 2000.

     AMORTIZATION OF INTANGIBLES

     Amortization expense for the three months ended March 31, 2001 was zero, a decrease of $66,240 compared to amortization expense of $66,240 for the three months ended March 31, 2000. Amortization expense for the nine months ended March 31, 2001 was $864,342, an increase of $296,455 compared to amortization expense of $567,887 for the nine months ended March 31, 2000. The decrease in intangible amortization in the current three-month period is due to a revision made effective March 20, 2001 which restated the prior year's financial statement to reflect a full write off of all intangile assets which amount to $6.8 million. The increase for the nine-month period ended March 31, 2001 was due to the acceleration of the rate of amortization.

     LOSS FROM IMPAIRMENT OF LONG-LIVED ASSETS

     We recorded losses of $4,725,609 and $7,779,106 for the three and nine months ended March 31, 2001, respectively, related to the impairment of the lottery network assets we previously utilized for our UK based lottery operations and to the impairment of the hotel property equipment related to The Network Connection because of the discontinuance of domestic operations.

     SPECIAL CHARGES

     Special charges of $1,501,360 for the nine months ended March 31, 2001 relates to the final settlement agreement with International Lottery and Totalizator Systems, Inc., our UK lottery equipment and facilities management provider. The agreement required the return of 1,333 terminals in lieu of payment of outstanding accounts payable due to International Lottery. We previously estimated and recorded a charge of $1,900,000 during the quarter ended September 30, 2000.

     INTEREST EXPENSE

     Interest expense was $468,848 and $4,747,507 for the three and nine months ended March 31, 2001 compared to $5,845 and $54,120 for the three and nine months ended March 31, 2000, respectively. The increase in interest expense for the current nine-month period can be attributed principally to non-cash interest expenses of approximately $3.5 million related to the beneficial conversion feature on the secured convertible notes we issued on October 3, 2000 and to warrants issued in connection with cash advances and pledges of collateral, and cash interest expenses related to the increased debt level compared to the prior fiscal period and contractual interest on an outstanding purchase commitment.

     INTEREST INCOME

     Interest income was $5,167 and $46,762 for the three and six months ended March 31, 2001 compared to $48,732 and $573,639 for the three and nine months ended March 31, 2000, respectively. The decrease in interest income for the current three- and nine-month periods is attributable to the lower average cash balances for the nine-month period ended March 31, 2000.

     EQUITY INTERESTS

     For the three and nine months ended March 31, 2001, we did not record any equity interest in losses of affiliates, compared to $405,325 and $1,120,776 we recorded for our portion of the losses of Inter Lotto and Donativos S.A. de C.V. for the three and nine months ended March 31, 2000, respectively. On August 18, 2000 we transferred our equity interest in Inter Lotto to three of the original shareholders of Inter Lotto and wrote of our investment as of June 30, 2000. We sold our equity interest in Donativos in May 2000.

     LOSS FROM WRITEDOWN OF INVESTMENT IN AFFILIATES

     For the three and nine months ended March 31, 2001, we recorded a write off of our equity investment in Shop4Cash.com of $174,990.

     GAIN ON SALE OF INVESTMENTS

     We recorded a gain of $120,902 and $4,280,484 as other income during the three and nine months ended March 31, 2001, respectively. The gain on the sale of investments for the three-month period was the result of a sale of 53,000 shares of US Wireless Corporation common stock. For the nine-month period ended March 31, 2001, the gain is the result of the sale of 842,500 shares of U.S. Wireless Corporation common stock to repay the secured credit facility with Merrill Lynch.

     GAIN ON LEGAL SETTLEMENT

     We recorded a gain of $1,336,563 as other income during the three and nine months ended March 31, 2001 as a result of the Avnet litigation settlement agreement that was executed in December 2000.

     OTHER INCOME (EXPENSE)

     Other income for the three and nine months ended March 31, 2001 was $43,933 and $65,834 respectively compared to other expenses of ($15,913) and ($19,697) for the three and nine months ended March 31, 2000, respectively. Other income in the current three- and nine-month periods resulted from the sale of scrapped inventory parts. Other expense in the three- and six-month periods ended March 31, 2000 principally resulted from net losses from a lease buyout and the sale of certain assets, including buildings owned by The Network Connection.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, we had cash and cash equivalents, and short-term investments, of approximately $2.7 million, of which approximately $2.3 million represented our investment in U.S. Wireless. At April 24, 2001, we had cash and cash equivalents, and short-term investments of approximately $1.2 million, substantially all of which represented our investment in 592,100 shares of common stock of U.S. Wireless, which is classified as an investment available for sale and carried at fair market value. As of April 30, 2001, the closing price per share of U.S. Wireless common stock was $2.47. The carrying value of this investment is subject to future fluctuations in the market price of U.S. Wireless common stock.

     During the nine months ended March 31, 2001, we used $17.2 million of cash for operating activities, an increase of $6.6 million from the $10.6 million of cash used for the nine months ended March 31, 2000. The cash used in operations during the nine months ended March 31, 2001 resulted primarily from the net operating loss of $31.0 million, partially offset by depreciation and amortization expenses, non-cash asset impairment losses and special charges, and a decrease in other current assets. The cash utilized in operations during the nine months ended March 31, 2000 resulted primarily from the net operating loss of $15.8 million and increases in accounts receivable and inventories, partially offset by increases in deferred revenue.

     Cash flows from investing activities were $8.9 million during the nine months ended March 31, 2001, an increase of $21.6 million from the $12.7 million of cash used during the nine months ended March 31, 2000. The cash from investing during the nine months ended March 31, 2001 primarily resulted from sales of U.S. Wireless common stock held as investment securities offset by purchases of interactive entertainment system equipment for installations of our systems into hotel properties. The cash used in investing during the nine months ended March 31, 2000 resulted primarily from deposits on and purchases of lottery equipment, purchases of series notes of The Network Connection and investment in Shop4Cash.com, partially offset by net sales and maturities of short term investment securities and proceeds from the sale of two buildings by The Network Connection.

     For the nine months ended March 31, 2001, cash provided by financing activities was $4.7 million, a decrease of $4.3 million from the $ 9.0 million of cash provided in the nine months ended March 31, 2000. The cash provided by financing in the current fiscal period resulted primarily from advances from related parties, the issuance of new secured convertible notes to Advantage Fund II Ltd. and Koch Investment Group Ltd., the issuance of common and preferred stock of The Network Connection, partially offset by net repayments under the secured credit facility with Merrill Lynch and the redemption of secured convertible notes issued to Advantage and Koch in June 2000. The cash provided in financing in the prior fiscal period resulted primarily from the issuance of Series C Preferred Stock and the issuance of common stock to officers and directors.

     At December 5, 2000, we owed an outstanding balance of approximately $840,000 on our credit facility with Merrill Lynch, which was secured by a pledge of 777,500 shares of our U.S. Wireless common stock and a $646,000 Treasury Bill pledged for our benefit by our Chairman and Chief Executive Officer. From March 27, 2001 to May 3, 2001, we sold 242,100 of the pledged shares of our U.S. Wireless common stock pursuant to an arrangement with Merrill Lynch whereby half of the proceeds of such sales went to reduce the balance of the credit facility and the remaining proceeds went to us. Half of the proceeds from sales of 126,900 of these shares were applied to reduce the balance of the facility to approximately $700,000. Half of the proceeds from an additional 95,184 shares sold will go to reduce the balance of the facility to $581,400, which is 90% of the $646,000 face amount of a Treasury Bill pledged for our benefit by our Chairman and Chief Executive Officer. Merrill Lynch has agreed that once the outstanding balance of the credit facility is covered by 90% the value of the pledged Treasury Bill, it will release our remaining pledged shares of U.S. Wireless common stock. Accordingly, further sales by us of our U.S. Wireless common stock (555,416 shares) will inure solely to our benefit.

     We have been selling, and expect to continue to sell, shares of U.S. Wireless Corporation common stock to fund our operations. We are also seeking to contribute certain lottery equipment consisting of a network operating center, approximately 2,200 lottery terminals and approximately 3,000 radio pads to a gaming venture, or to sell such equipment. As of March 31, 2001, we carried these items on our books at $4.3 million, but give no assurance that we will be successful in finding a venture to which to contribute them, or be able to sell any of the equipment, or, if we do, that we will receive an amount equal to or greater than book value. We anticipate that any proceeds from the sale of these assets would be used to fund operations.

     Additionally, we have entered into a private equity line of credit agreement with Equilink, as described below, pursuant to which we may have the opportunity to raise up to $25.0 million through sales of our Class A common stock, after certain conditions have been satisfied, including effectiveness of a registration statement regarding the resale of any shares so sold and our continued listing on any of the NASDAQ National Market, the NASDAQ SmallCap Market or certain national exchanges. Based on the closing price of our stock on April 26, 2001, assuming all the conditions to selling the maximum number of shares of Class A common stock pursuant to puts under the private equity line of credit agreement were satisfied, we would receive proceeds of approximately $1.5 million. We would only be able to receive proceeds of $25.0 million pursuant to the private equity line of credit agreement in the event the market price of our Class A common stock increased to $5.68 or greater.

     We believe that we have sufficient cash and cash equivalents, and short-term investments, to satisfy our cash and working capital requirements for the next five to eight months, and, if we are able to generate proceeds from the sale of our lottery equipment and/or pursuant to the private equity line of credit agreement, that our cash and working capital requirements will be satisfied for the next 12 months.

     Our current cash requirements are to cover our significantly reduced burn rate and fund TNCi UK until a contract to provide interactive entertainment and information systems to a train operator has been obtained, if ever. If this does not occur within the next five to eight months, and no proceeds are generated from sales of lottery equipment or under the private equity line of credit agreement, we will be required to obtain outside financing, further scale back operations and/or modify our business strategy. We provide no assurance that TNCi UK will obtain a contract with a train operator within the above timeframe or ever, or that we will generate proceeds from lottery equipment sales or under the equity line. Failure of the occurrence of these events would have a material adverse effect on our operating results and financial condition, and create substantial doubt about our ability to continue as a going concern.

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

PART II.  OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     FIDELITY AND GUARANTY INSURANCE COMPANY V. INTERACTIVE FLIGHT TECHNOLOGIES, INC.

     This is a reformation action in United States District Court for the District of Minnesota, CV No. 99-410, in which one of the Company's insurers is seeking to reform an umbrella policy in the amount of $10.0 million to include an exclusion for completed products for policies issued for years 1997-98 and 1998-99. Such exclusion would preclude claims made by the estates of victims of the crash of Swissair Flight No. 111 on September 2, 1998. The insurer recently filed a motion for summary judgment, which was heard before the United States District Court for the District of Minnesota on September 12, 2000. On October 24, 2000, the Court ruled in favor of the insurer. We filed a motion to alter or amend the ruling, which was denied on January 19, 2001. We thereafter determined not to appeal this action further and entered into a voluntary dismissal with respect to this action. The umbrella policy at issue in this suit is in addition to the $10.0 million in aviation insurance coverage that we currently have in place.

     INTERACTIVE FLIGHT TECHNOLOGIES, INC. V. SWISSAIR TRANSPORT COMPANY, LTD., ET AL.

     On May 6, 1999, this suit, No. Civ. 99-0936PHXSMM, was filed in the United States District Court for the District of Arizona. In this suit, we are seeking payment by Swissair of $6,773,906 for sums owed by Swissair and SR Technics to us for equipment and warranty contracts. We have also asserted claims for business torts arising from the unjustified deactivation of the entertainment network systems following the crash of Swissair Flight 111 in this action. Swissair filed motions to dismiss the action alleging that the claims asserted in our complaint are subject to resolution by arbitration. The motions to dismiss were granted on March 31, 2000. We requested the District Court to reconsider its ruling on the motions and such request was denied by the District Court on May 25, 2000. We appealed both the March 31 and May 25 District Court Orders to the United States Court of Appeals for the Ninth Circuit. Swissair filed a motion to dismiss the appeal for lack of jurisdiction, which was granted on September 18, 2000. On March 28, 2001, the Supreme Court of the United States granted our petition for writ of certiori and remanded the case to the Circuit Court for further consideration. We have assigned any proceeds we may be entitled to in this action to The Network Connection.

     BARINGTON CAPITAL GROUP L.P.

     In September of 1999, we filed a lawsuit against Barington Capital Group L.P. in Maricopa County Superior Court, Arizona, seeking a declaratory judgment that no sums were owed to Barington pursuant to a one-year Financial Advisory Service Agreement dated October 21, 1998. In October 1999, Barington filed a lawsuit on the same contract in the Supreme Court of the State of New York, County of New York, Index No. 99-6041606, captioned Barington Capital Group L.P.
v. Interactive Flight Technologies, Inc., alleging that Barington is owed $1,750,471 in connection with services alleged to have been performed pursuant to the Financial Advisory Service Agreement. On October 20, 2000, Barington filed a Renewed Motion to Dismiss for Lack of Personal Jurisdiction and For Forum Non Conveniens our Amended Complaint in the Arizona action. By Order dated January 8, 2001, the Arizona Court dismissed our Amended Complaint, finding that New York was a more convenient forum for the parties to litigate their dispute. Accordingly, the parties are proceeding with the New York action and are undertaking discovery.

     AVNET, INC. V. THE NETWORK CONNECTION, INC.

     This action was filed May 17, 2000 in Maricopa County Superior Court, CV2000-009416. The suit relates to invoices for inventory purchased by The Network Connection in late 1998 and early 1999. Avnet, Inc. sought payment of the invoices, interest and legal fees. The aggregate amount of relief sought by Avnet was approximately $899,000. The Network Connection did not pay for the inventory purchased primarily for the following reasons: (i) the inventory purchased did not meet specifications and thus was not accepted by its customer, and (ii) The Network Connection was pursuing a separate warranty claim against Avnet regarding certain other inventory purchased from Avnet.

     On October 11, 2000, The Network Connection won a jury verdict of $1.8 million in the warranty suit. On December 21, 2000, as amended by letter agreement dated December 22, 2000, The Network Connection settled this suit for $700,000 in cash, the cancellation of approximately $899,000 of outstanding accounts payable due to Avnet and mutual releases of all existing claims. We recorded a gain in other income of $1,363,563 reflecting the settlement, net of legal fees. We received the cash payment on January 2, 2001.

     FIRST LAWRENCE CAPITAL CORP. V. GLOBAL TECHNOLOGIES LTD. AND GLOBALTECH HOLDINGS, LTD., F/K/A IFT HOLDINGS, LTD. (UK)

     This action has been brought in the Supreme Court of the State of New York, County of New York, Index No.:01/601576. First Lawrence Capital Corp. filed a complaint commencing this lawsuit against us and our affiliate on March 28, 2001. This complaint alleges a breach of the settlement agreement dated August 13, 1999 between First Lawrence and us relating to an earlier lawsuit commenced by First Lawrence against us and certain of our affiliates. The aggregate amount of relief sought is approximately $545,000, plus related interest, costs and expenses.

     INSIGHT DIRECT USA, INC. V. GLOBAL TECHNOLOGIES, LTD., ET AL.

     This is a suit filed in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV2000-021045. This matter relates to a stipulated judgment against us for $36,000.00 to be paid $6,000.00 per month from March through August 2001.

     AMERICAN EXPRESS TRAVEL RELATED SERVICES COMPANY, INC. V. GLOBAL TECHNOLOGIES, LTD. AND THE NETWORK CONNECTION, INC.

     This suit was filed in the Supreme Court of the State of New York, County of New York, Index No.:01/601416. American Express is seeking the payment of unpaid balances on credit cards issued under each of our and The Network Connection's corporate accounts. As to us, American Express is seeking approximately $34,000 and, as to The Network Connection, American Express is seeking approximately $974,000. American Express commenced the lawsuit March 20, 2001. We have settled this action on the following terms: we pay American Express $10,000 per month in April 2001, May 2001 and June 2001, and $4,000 in July 2001.

     MORRIS AARON V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD.

     This suit was filed in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV2001-003733. Morris C. Aaron, The Network Connection's former Chief Financial Officer, filed a claim on March 5, 2001 for $35,657.89 for wages claimed and treble damages.

     FRANK E. GOMER V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES,
     LTD.

     This action was brought in the Superior Court of the State of Arizona, County of Maricopa. Frank E. Gomer, The Network Connection's Systems Group former President and Chief Operating Officer filed a claim on March 22, 2001 for $76,000.00 for wages claimed and treble damages.

     44TH STREET AND VAN BUREN LIMITED PARTNERSHIP V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD.

     This is an action brought in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV2001-004664. The landlord for The Network Connection's Arizona offices filed this complaint on March 20, 2001 alleging breaches of the lease with The Network Connection and guaranteed by us for those offices and seeking approximately $12,000 and other relief.

     We may be subject to other lawsuits and claims arising in the ordinary course of our business. In our opinion, as of March 31, 2001, the effect of such matters will not have a material adverse effect on our results of operations and financial position.

ITEM 2 -- CHANGES IN SECURITIES

UNREGISTERED ISSUANCES

     INVESTMENT IN THE NETWORK CONNECTION, INC. BY OFFICER

     During the months of August 2000 through December 2000, The Network Connection's Executive Vice President advanced a total of $335,046 to The Network Connection for working capital purposes. Two of these advances totaling $220,000 were evidenced by a note dated November 22, 2000 and allonge dated December 5, 2000, that matured on December 31, 2000. On January 2, 2001, this note and allonge were canceled, and the principal amount thereof and the remainder of these advances were rolled into a promissory note in the aggregate principal amount of $335,046 that bears interest at 9% per annum and matures six months from the date of issuance. This note was issued in a transaction exempt from the registration provisions of the Securities Act of 1933 pursuant to
Section 4(2) thereof.

     ISSUANCE OF THE NETWORK CONNECTION, INC. SERIES F 8% CONVERTIBLE PREFERRED STOCK

     Entities controlled by Irwin L. Gross, The Network Connection's Chairman and Chief Executive Officer, and certain trusts for the benefit of his children, advanced $400,000, $200,000, $200,000, $250,000, $30,000 and $220,000 to The
Network Connection on each of May 15, 2000, May 24, 2000, June 6, 2000, July 19, 2000, September 27, 2000 and September 28, 2000, respectively. Most ($1,050,000) of these advances have been recorded as loans and evidenced by notes therefore. On January 2, 2001, the notes were canceled, and the total amount of the advances ($1,300,000) was recorded as an equity investment consisting of the purchase of 260 shares of The Network Connection's Series F 8% Convertible Preferred Stock. Each share has a stated value and liquidation preference of $5,000, carries a cumulative dividend of 8% payable in cash or in-kind (at The Network Connection's option) and is convertible into shares of The Network Connection's common stock at a conversion rate of 0.75. The Certificate of Designation creating this series of preferred stock includes certain other terms and conditions customary for this type of investment. These securities were issued in transactions exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof.

     ISSUANCE OF EQUITY UNITS OF THE NETWORK CONNECTION, INC.

     On January 26 and 31, 2001, a group of European investors invested an aggregate of $389,675 in equity units, each of which consisted of two shares of The Network Connection's common stock and a three-year warrant to purchase a share of its common stock. The Network Connection issued a total of 272,631 shares of its common stock pursuant to this offering, and issued warrants to purchase an aggregate of 136,315 shares of its common stock at an exercise price of $2.50 per share. The shares were issued at an average price of $1.43. These equity units were issued in transactions exempt from the registration provisions of the Securities Act of 1933 pursuant to Regulation S and/or Section 4(2) thereof.

     FINANCIAL CONSULTING AGREEMENT

     We entered into a financial consulting agreement with Equilink Capital Partners, LLC effective March 22, 2001, whereby we engaged Equilink to provide financial consulting services to us for a period of two years following that date. This financial consulting agreement provides that, in addition to the financial consulting services to be performed by Equilink, Equilink and certain of its affiliates shall purchase, in the aggregate, 1,700,000 shares of Class A common stock for an aggregate purchase price of $17,000, which shares shall be issued as follows: 500,000 shares of Class A common stock to each of Robert DePalo, Old Oak Fund Inc. and Harbor View Fund Inc., 150,000 shares to Empire Ventures, LLC and 50,000 shares to Equilink. These shares were issued in a transaction exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof.

     PRIVATE EQUITY LINE OF CREDIT AGREEMENT

     On March 28, 2001, we executed a private equity line of credit agreement with Equilink Capital Partners, LLC. The private equity line of credit agreement gives us certain rights in the two year investment period following the effective date of a registration statement covering the shares issuable in connection with the private equity line of credit and related warrants in certain circumstances and on certain conditions to exercise a put right to require Equilink to purchase shares of our Class A common stock and gives Equilink the option, in the event we exercise our put right and under certain conditions, to exercise a call right to require us to sell them additional shares. The purchase price with respect to these shares is calculated with respect to a discount to the then current market price. The investment period terminates on the earlier of the date (i) 5,000,000 shares of our Class A common stock are issued pursuant to our put rights under the private equity line of credit agreement, subject to the 19.9% limitation discussed below, (ii) the aggregate purchase price paid by Equilink to purchase shares pursuant to the private equity line of credit agreement equals $25 million or (iii) the two year investment period ends.

     In addition, warrants to purchase 400,000 shares of Class A common stock, in the aggregate, are to be issued to Equilink and its affiliate in connection with the private equity line of credit. These warrants are exercisable over the next five years at a price of $1.00 per share, which price may be adjusted from time to time under certain antidilution provisions. This disclosure does not constitute an offer of any of the securities issued in connection with the private equity line of credit agreement for sale. We may not make any issuances of our Class A common stock in connection with the private equity line of credit agreement and related warrants if that issuance would result in the issuance of a number of shares in excess of 19.9% of the number of shares of Class A common stock issued and outstanding on the effective date of the private equity line of credit agreement unless we obtain prior stockholder approval in accordance with NASDAQ rules.

     These securities were issued in a transaction exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof.

     GLOBAL TECHNOLOGIES, LTD. SERIES E 8% CONVERTIBLE PREFERRED STOCK

     In August and September 2000 two charitable trusts established by Irwin L. Gross, our Chairman and Chief Executive Officer, advanced a total of $800,000 to us for working capital purposes. On September 22, 2000, the advances were converted into promissory notes, each in the amount of $400,000. The notes matured on December 31, 2000 and had an annual interest rate of 9.0%. On December 31, the maturity dates of the notes were extended to June 30, 2001.

     On November 22, 2000, $1,667,400 of collateral pledged to Merrill Lynch in connection with our $10.0 million credit facility for our benefit by Mr. Gross and a charitable foundation established by Mr. Gross was applied to pay down the balance of the credit facility. We issued two promissory notes totaling $1,667,400 to Mr. Gross and the charitable foundation. The new promissory notes matured on December 31, 2000 and had an annual interest rate of 9.0%. On December 31, the maturity dates of the notes were extended to June 30, 2001.

     Between July 2000 and April 2001, Mr. Gross, the trusts and the charitable foundation made additional advances to us totaling $757,548.58 ($644,000 of these advances plus $2,000 in accrued interest are in the form of a Treasury Bill and remain as collateral for the credit facility with Merrill Lynch). On March 30, 2001, Mr. Gross, the Trusts and the charitable foundation converted the existing $2,467,400 of notes discussed above and an additional $32,600 of these advances into 250 shares of Global Technologies, Ltd. Series E 8% Convertible Preferred Stock with an aggregate stated value of $2,500,000. This preferred stock is convertible into shares of Class A common stock at a fixed conversion price of $0.3125 per share, the closing price per share of Class A common stock on March 30, 2001. The Certificate of Designation creating this series of preferred stock includes certain other terms and conditions customary for this type of investment. In accordance with NASDAQ rules, Class A common stock representing no more than 19.99% of the outstanding Class A common stock on March 30, 2001 may be issued on conversion of the preferred stock without prior stockholder approval.

     These securities were issued in transactions exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof.

     FINANCIAL ADVISORY AND CONSULTING AGREEMENT

     We entered into a financial advisory and consulting agreement as of April l2, 2001 with Equilink and National Securities Corporation wherein Equilink engages National as its advisor to aid Equilink in providing us with consulting services under the financial consulting agreement with Equilink. The term of the financial advisory and consulting agreement is until April 12, 2002. In consideration for its services, we issued a warrant to National exercisable for five years for 100,000 shares of Class A common stock for an exercise price of $1.00 per share. These securities were issued in a transaction exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     None.

(b)  REPORTS ON FORM 8-K

     We filed the following Current Reports on Form 8-K during the relevant reporting period:

          * On February 12, 2001, as amended on February 23, 2001, regarding our change in auditors.

          * On February 20, 2001, regarding our settlement with Advantage Fund II Ltd. and Koch Investment Group Ltd.

          * On March 8, 2001, regarding The Network Connection, Inc.'s discontinuance and suspension of its domestic operations and focus on its United Kingdom-based passenger rail operations.

          * On March 20, 2001, regarding the effect on our financial position of The Network Connection's suspension and discontinuance of its domestic operations.

     We filed the following Current Reports on Form 8-K after the relevant reporting period:

          * On April 5, 2001, regarding The Network Connection's filing of a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (bankruptcy) on March 24, 2001 in the District Court for the Eastern District of Pennsylvania in Philadelphia.

          * On May 2, 2001, regarding the amendment of our settlement agreement with Advantage and Koch to provide for the creation of Global Technologies, Ltd. Series D Preferred Stock and the exchange of all outstanding shares of Global Technologies, Ltd. Series C 5% Convertible Preferred Stock therefor.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2001                   GLOBAL TECHNOLOGIES, LTD.


                                      By: /s/ IRWIN L. GROSS
                                          ------------------------------
                                          Irwin L. Gross
                                          Chief Executive Officer


                                      By: /s/ FRED MAUTE
                                          ------------------------------
                                          Fred Maute
                                          Acting Chief Financial Officer