Form 10KSB
period 2001-06-30
GLOBAL TECHNOLOGIES LTD
filed 2001-12-14
CIK 932021

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2001.

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

         Securities registered under Section 12(g) of the Exchange Act:

                                                           NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                           ON WHICH REGISTERED
              -------------------                           -------------------
Class A Common Stock, $0.01 par value per share                    None

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's revenues for the fiscal year ended June 30, 2001 were $290,295.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on November 15, 2001 was approximately $1,704,000, based on the closing sale price of the Class A Common Stock on such date on the Over-The-Counter Bulletin Board.

     The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, on November 15, 2001 was 14,196,682.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

================================================================================

                            GLOBAL TECHNOLOGIES, LTD.

                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.........................................................................1
  ITEM 1  -- DESCRIPTION OF BUSINESS...........................................1
  ITEM 2  -- DESCRIPTION OF PROPERTY...........................................9
  ITEM 3  -- LEGAL PROCEEDINGS.................................................9
  ITEM 4  -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............12

PART II.......................................................................12
  ITEM 5  -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........12
  ITEM 6  -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........13
  ITEM 7  -- FINANCIAL STATEMENTS.............................................24
  ITEM 8  -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................24

PART III......................................................................24
  ITEM 9  -- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..............24
  ITEM 10 -- EXECUTIVE COMPENSATION...........................................26
  ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...29
  ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................30
  ITEM 13 -- EXHIBITS AND REPORTS ON FORM 8-K.................................32

SIGNATURES....................................................................40

                                     PART I

ITEM 1 -- DESCRIPTION OF BUSINESS

INTRODUCTION

     SUMMARY OF OUR CURRENT OPERATIONS

     In the past, Global Technologies, Ltd. was engaged in developing, managing and commercializing emerging growth companies primarily in the technology and telecommunications sectors. As a result of difficult market conditions and a determination by management to refocus operations, Global is concentrating on its investment in entertainment and information systems for the passenger rail market. This business is carried on through Global's United Kingdom subsidiary, TNCi UK Limited, a company incorporated under the laws of England and Wales. Global currently owns 60% of the outstanding equity of TNCi UK.

     TNCi UK has developed a broadband, interactive entertainment and information system for the passenger rail market. The system is designed to provide rail passengers with Internet and e-mail access, with such customizable services as on-demand films, videos and music, video games, reservation information, train schedules and other Internet-based content and commerce applications. TNCi UK is currently marketing the system to major rail operators in the United Kingdom and continental Europe.

     In addition to the TNCi UK investment, Global owns lottery equipment consisting of lottery terminals, a network operating center and radio pads that allow the terminals to communicate with the operating center remotely. Global consummated the sale of these assets to a third party on November 3, 2001. Global received $1,455,000 for these assets.

     Global  also  owns  approximately  62.5%  of  the  equity  of  The  Network
Connection, Inc. ("TNCi") and 476,300 shares of common stock of U.S. Wireless Corporation, both of which were formerly publicly traded, Nasdaq-listed companies that are now in Chapter 11 proceedings.

     The Company has suffered losses aggregrating $72.4 million for the two year period ended June 30, 2001 and has a stockholders' deficiency of $15.7 million and a working capital deficiency of $8.4 million at June 30, 2001 that raise substantial doubt about its ability to continue as a going concern.

     Since April 2001, and through the date of the sale of certain of the Company's lottery equipment in November, 2001, as discussed in this document, the Company's cash requirements, including the cash requirements of TNCi UK, have been met through advances from the Company's Chief Executive Officer, Mr. Irwin L. Gross. Through that date, Mr. Gross had advanced approximately $850,000. The Company received approximately $1.4 million from the sale of the lottery equipment in November 2001. The Company repaid Mr. Gross approximately $767,000 from the lottery equipment proceeds. At November 15, 2001 the Company has cash of approximately $400,000.

     The Company believes it has sufficient cash to fund its requirements and the cash requirements of TNCi UK through January 2002. We plan to sell a portion of or borrow against our investment in the interactive entertainment and information system for the passenger rail market to cover our financial obligations and to continue to execute on our business strategy. We provide no assurance that we will be able to sell a portion of or borrow against our assets at planned times or for prices necessary to meet our financial obligations or to take advantage of investment opportunities consistent with our business strategy.

     OUR HISTORY

     Global Technologies, Ltd. had previously been a technology incubator investing in, developing and managing emerging growth companies in the networking solutions, interactive information and entertainment systems, e-commerce, telecommunications and gaming industries.

     Global is the successor by merger to Interactive Flight Technologies, Inc. Prior to the merger, Interactive Flight was engaged in the business of developing, assembling, installing and operating computer-based, in-flight entertainment networks in aircraft and installed these networks on 19 Swissair aircraft, two Debonair Airlines aircraft and three Alitalia aircraft.

     On  September  2, 1998,  Swissair  Flight 111 crashed  near  Halifax,  Nova
Scotia. To date, the causes of the accident have not been determined. An Interactive Flight entertainment network had been installed on the aircraft that crashed. The crash has led to many lawsuits in which we, together with Swissair,

Boeing and DuPont, among others, have been named as defendants. In addition, TNCi is seeking payment by Swissair of $6,773,906 for sums owed by Swissair and SR Technics to us for equipment and warranty contracts. We have also asserted claims for business torts arising from the unjustified deactivation of the entertainment network systems following the crash of Swissair Flight 111 in this action.

     In September 1998, a new Board of Directors was elected to lead the company. The new Board instated a new management team, which has pursued a strategy of forming strategic alliances with other entities in the travel and entertainment business to maximize the potential of the entertainment network technology and began to evaluate other technology-related business opportunities. Through a series of acquisitions, investments and divestitures, the Company's new leadership reorganized the company as a technology incubator with interests in emerging growth companies in the networking solutions, interactive information and entertainment systems, e-commerce, telecommunications and gaming industries.

     Through its majority owned subsidiary, TNCi, the Company previously provided broadband entertainment, information and e-commerce systems for the "away-from-home" marketplace (e.g., hotels, cruise ships, long-haul passenger trains and schools).

     On March 24,  2001,  TNCi  filed for  protection  under  Chapter  11 of the
Bankruptcy Code. TNCi opted for Chapter 11 (as opposed to liquidation under Chapter 7) because of the potential during the reorganization process to realize value from or increase the value of certain of TNCi's remaining assets, namely the Swissair lawsuit and its 40% interest in TNCi UK. There is no assurance, however, that any such value will be realized or increased, or, that if realized, such value would be to an extent sufficient for TNCi to emerge from Chapter 11. In addition, Swissair has recently filed for bankruptcy protection.

     Also, the Company had previously owned an operating center and network of approximately 2,000 installed remote terminals through which GTL Management Limited, one of our wholly owned United Kingdom subsidiaries, operated lotteries on behalf of charities in Great Britain. In October 2000, the Company began to shut down its lottery network, and subsequently de-installed and warehoused the terminals and system while seeking a purchaser. The Company has since sold or otherwise disposed of most of the terminals and has recorded a loss on disposition and writedown of equipment of approximately $7.4 million.

TNCI UK LIMITED

     GENERAL

     Our subsidiary, TNCi UK Limited, a company incorporated under the laws of England and Wales, believes that it has identified an emerging opportunity in the passenger train market. To pursue this opportunity, TNCi UK has developed an interactive entertainment and information system for individual at-seat installations on passenger trains. TNCi UK is currently marketing the system to train operating companies in the United Kingdom and continental European countries. Longer term, TNCi UK plans to market the systems in Asia and, ultimately, in the United States, as well. We have recruited a management team consisting of rail industry personnel with experience in business development, finance and engineering, led by a former senior executive from the international train manufacturer ALSTOM, to develop and deliver TNCi UK's system to the rail market.

     The system that TNCi UK has developed is a video-server-based system that combines broadband delivery technologies and interactive content to give train travelers access to entertainment, productivity tools and information during their journeys. The system is digital and utilizes a touch-screen graphical user interface, which we believe lends to ease of use. The system is designed to provide access to content and services such as on-demand feature films, news, business information, sports, weather, digital newspapers, interactive video games, Internet connectivity, email, public address announcements, and train schedules and timetables. TNCi UK has applied for a patent in the United Kingdom relating to this system and anticipates applying for further patents and copyrights in applicable countries. TNCi UK believes that its turnkey content and systems package can offer train operator partners a means to satisfy increasing passenger expectations and enhance passengers' overall train travel experience. At the same time, TNCi UK believes that the system offers train operators opportunities for revenue generation and operating efficiencies through advertising, e-commerce and other value-added services.

     On March 12, 2001, Global and TNCi UK announced the formation of a strategic alliance with General Dynamics Interactive Corporation, an affiliate of General Dynamics Corporation, a multi-billion dollar worldwide leader in systems integration and defense products, to provide engineering and manufacturing expertise in our pursuit of the rail market opportunity. In accordance with this alliance, TNCi UK will provide the concept, design specifications and marketing resources to the project, and General Dynamics will lend its expertise in systems integration, deployment and support for mobile communications platforms to provide the hardware and software for the core of the system. In addition, General Dynamics is to provide service support for this equipment to TNCi UK during the operational life of the equipment.

     TNCi UK has also entered into an alliance with COM DEV Wireless UK, a wholly owned subsidiary of COM DEV International Ltd. Under the agreement, COM DEV is to provide its connectivity expertise to TNCi UK's passenger rail system. COM DEV is a designer, manufacturer and distributor of wireless infrastructure. COM DEV's M/ERGY(TM) system is designed to provide broadband radio connectivity for automatic content update to trains in service. It is expected that the M/ERGY system will initially allow for automatic updating at stations and maintenance depots and eventually provide broadband high-speed connectivity on trains while traveling.

     TNCi UK is currently negotiating relationships with other content and technology providers that it believes can add value to the system. We anticipate that these alliances will allow TNCi UK to offer state-of-the-art technology, tailored specifically for the emerging rail market, and allow TNCi UK to support multiple contracts. We believe that the combination of TNCi UK's existing technical and managerial experience, together with the support and resources of strategic partners, will position TNCi UK to capture a share of what it believes to be a developing market for passenger rail-based interactive entertainment and information systems. There can be no assurance that TNCi UK will be successful in entering into any further alliances beyond the ones with General Dynamics and COM DEV relating to the development and maintenance of TNCi UK's systems or, that if any additional affiliations are entered into, they would be on terms favorable to us.

     TNCi UK has developed relationships with and submitted preliminary pricing proposals to several of the world's largest train operators in the United Kingdom and other European countries for new and retrofit installations of TNCi UK's passenger rail system. Advanced discussions with some of these train operators are currently in progress. TNCi UK's proposals to potential customers have been designed so that, if accepted, we anticipate that revenues would be generated from equipment sales, maintenance support, and content management and delivery, including revenue sharing arrangements with respect to e-commerce, advertising and marketing data revenue generated by the system. While we believe that these are attractive opportunities, there is no assurance that TNCi UK will be successful in obtaining a contract with any of these train operators, or with any other train operator, for the sale, installation and maintenance of TNCi UK's systems, or, that if any contracts are obtained, they would generate revenues or be profitable. To date, no proposals have been accepted and TNCi UK has not generated any material revenues.

     THE MARKET

     While most major European rail markets have experienced only moderate growth over the past five years, we believe that ridership and revenues in these markets are poised to grow at an increasing rate in the coming decade. Increasingly congested airways and roadways have led governments to investigate ways to incentivize increased inter-city railway travel. While rail travel has always been an important means of transportation in the United Kingdom and Europe, government authorities, such as the United Kingdom's Strategic Railway Authority, are working to further encourage rail travel by increasing the availability and quality of high-speed train service. In addition to government initiatives and railway improvements, we expect factors such as rising automotive fuel costs and congested roads to be additional drivers of this growth. Furthermore, we expect inter-city trains to continue to achieve higher top speeds, allowing rail travel to better compete with airline travel in many cases.

     As a result of government efforts and the other previously mentioned market conditions, passenger rail growth has begun to increase in our United Kingdom and continental European target markets. According to the United Kingdom's Strategic Railway Authority, last year the United Kingdom's railways carried more passengers than at any time since WWII. In addition, industry experts believe that Eurostar's operations between London and Paris through the Eurotunnel or "Chunnel" (the tunnel train route under the English Channel) have taken a share of market away from the airlines for passengers traveling that route. In France, there is now only limited internal air service as TGV's (the French high-speed, inter-city trains) have replaced them.

     In response to industry perception that inter-city passenger rail markets in both the United Kingdom and continental Europe may increase substantially over the next decade and competitive pressures resulting from privatization, train operating companies are striving to offer improved services in an attempt to maintain and increase their respective market shares. It seems that these train operating companies, perhaps learning from adjacent industries (e.g. airlines, hotels), have begun to consider the potential for entertainment systems to enhance the passengers' travel experiences, provide competitive differentiation and generate new sources of revenue.

     As a result of these developments, we believe that there is an incentivized international market for providers of interactive entertainment and information systems for the rail industry. In the United Kingdom and continental Europe, where long-haul passenger rail travel is already highly developed, there are currently fifteen operators of long haul passenger trains, representing over 500 million intercity passenger journeys, or more than 485,000 seats. We believe that the Asian (consisting primarily of Japan and Hong Kong) and Australian markets are also attractive with a total of more than 300,000 seats. Finally, we are hopeful that the United States market, where we believe that faster trains will be introduced and congestion on the roadways and airways will increase, will prove to be attractive in the long-term.

           EUROPE                                TOTAL HIGH-SPEED TRAIN SEATS*
           ------                                -----------------------------
     United Kingdom                                         119,536
     International (Eurostar)                                26,810
     France                                                 193,019
     Germany                                                 96,688
     Italy                                                   50,790
                                                           --------
     TOTAL                                                  486,843
                                                           ========
     ASIA AND AUSTRALIA
     ------------------
     Japan                                                  288,336
     Australia                                               21,566
     Hong Kong                                                7,715
                                                           --------
     TOTAL                                                  317,617
                                                           ========
----------
* AS OF JANUARY, 2001. COMPILED FROM JANE'S ALL THE WORLD'S RAILWAYS WEB SITE STATISTICS

     TNCi UK has decided to focus initial marketing and sales efforts in the United Kingdom and on certain select continental European operators, based on the favorable market dynamics and TNCi UK management's experience in these rail environments. A leader in the global railways industry, in 1993, the United
Kingdom was one of the first industrialized countries to initiate a rail privatization program. Under the direction of the United Kingdom's Strategic Railway Authority, significant investments have been made in improving rail infrastructure and modernizing the trains themselves through the refurbishment of existing vehicles and the purchase of new ones.

     We believe train operating companies in the United Kingdom are further along than those in other markets in understanding the competitive dynamics inherent in a privatized system. The train operating companies that now run the various train lines throughout the United Kingdom have begun to face increased competitive pressures to enhance passenger services in order to sustain current passenger demand, and to achieve projected passenger growth rates going forward. In this competitive environment, the train operating companies have considered new ways of enhancing the passenger experience and maximizing per-passenger revenues. In evaluating various alternative revenue generation opportunities, it is our understanding that the train operating companies have expressed significant interest in offering on-board passenger entertainment systems. TNCi

UK is aware that a number of train operating companies are now considering at-seat passenger systems as a means of meeting the challenges of satisfying present passengers and enticing new ones. In addition, we understand that still other train operating companies have committed to delivering such systems as part of their renewed franchising agreements with the British government's Strategic Rail Authority.

     While TNCi UK has begun preliminary discussions with train operating companies outside of the United Kingdom market, it does not anticipate entering additional markets until it has adequately penetrated the United Kingdom market.

     THE SYSTEM

     TNCi UK has substantially developed an interactive entertainment and information system exclusively for passenger trains. Certain salient points regarding the system's technology are as follows:

     *    It is all digital and video-server-based;
     *    It combines broadband delivery technologies and interactive content;
     * It utilizes a touch-screen graphical user interface, which management believe lends to ease of use;
     * It is designed to provide access to content and services such as on-demand feature films, news, business information, sports, weather, digital newspapers, interactive video games, Internet connectivity, email, public address announcements, and train schedules and timetables;
     * TNCi UK has applied for a patent in the United Kingdom relating to the system and anticipates applying for further patents and copyrights in applicable countries; and
     * It is intended to be available for both new and retrofit train installations.

     TNCi UK's goal is to provide a product that will meet the needs of inter-city train operators who desire a total solution consisting of a bundled package of equipment, content and services customized to meet the expectations of both the passenger/end-users and the train operators themselves. The following equipment and service elements are included in the turnkey offering:

     *    Supply  of  original   equipment  for  both  seat-back  and  table-top
          mounting;
     * Integration and installation into new or existing passenger vehicle environments;
     *    Achievement of the necessary safety certifications;
     *    Provision of appropriate content and automated updating;
     *    Provision and management of advertising and revenues; and
     *    Complete life cycle maintenance support.

     We believe that TNCi UK's system can meet train operators' current expectations, and that its inherent structural flexibility should enable the system to accommodate future demands and technology advances as they arise. In addition, the system'S structural flexibility permits customization that reflects the specific needs of train operators, their particular trains, and their passengers. This customization can take the form of:

     * Architectural/design differences adjusted to accommodate various train configurations, vehicle styles, as well as functionality needs for both new and retro-fit vehicles;
     * Content selected on the basis of train operator needs and passenger demographics which may include video, audio, e-commerce, games, news, information and passenger services such as e-ticketing, seat reservations, concession sales, communications and passenger surveys; and
     * At-Seat System Interface (graphical user interface) customized/personalized to reflect the branding of the train operator and the needs or interests of the passengers.

     In designing the system, TNCi UK has recognized that the content and services offered on the system are some of the primary drivers behind a passenger's decision to use the system. With the goal of providing compelling, usage-stimulating content selection, TNCi UK is seeking to develop strategic relationships with content developers and aggregators to deliver a varied menu of choices to passengers. Through a variety of relationships, TNCi UK hopes to offer general, local interest and country-specific content such as destination and region/demographic-specific videos. To date, TNCi UK has not entered into any agreements with any content developers or aggregators. There can be no assurance that TNCi UK will be successful in entering into any agreements with any of these content developers and aggregators for the provision of content or services over TNCi UK's systems, or, that if any agreements are entered into, they would be on terms favorable to us.

     In addition, we believe that TNCi UK's system has revenue generation and operational cost savings potential that could cause prospective train operating company customers to consider the system as a potential profit center, as opposed to a cost center. Revenues may be generated from system advertisements, "pay-for-use" content and e-commerce transactions, while operational cost savings may be realized through the system's e-ticketing, seat reservation and in-seat surveying capabilities.

     TNCi UK believes that its system could provide train operating companies with the following key points of competitive differentiation:

     * "TURNKEY" SOLUTION. TNCi UK will offer train operating companies a complete system, including equipment, content, automated loading and ongoing maintenance, allowing the train operators to remain focused on the operation of their core businesses.

     * REVENUE GENERATING MODEL. To the best of TNCi UK's knowledge, its system would be the first interactive at-seat entertainment and information systems offering its broad range of content and services, and could provide train operating companies the potential to realize incremental revenues through advertising, e-commerce, select pay-per-use features, and perhaps from increased passenger loads. We believe that prospective customers could consider the system a profit center.

     * POTENTIAL COST SAVINGS. The system may provide operational cost savings to train operators through use of the system for e-ticketing, real time seat reservations and passenger surveys.

     * ENCOURAGING PASSENGER FEEDBACK. Recent limited passenger trials conducted on TNCi UK's fully operational system simulator located at its headquarters in Derby, England yielded positive results. More than 90% of the passengers reported that the system would make their journey more enjoyable.

     STRATEGIC ALLIANCES

     TNCi UK believes that by incorporating high-quality components into its proprietary design, it can provide train operating companies with a truly state-of-the-art system. To this end, TNCi UK seeks to enter into arrangements with companies that it views as leaders in their industries. TNCi UK has entered into a strategic alliance, embodied in a teaming agreement, with General Dynamics Interactive Corporation and it has progressed in negotiations with additional potential strategic partners.

     In March 2001, together with TNCi UK and General Dynamics Interactive, we announced the formation of an alliance with the goal of providing the worldwide passenger rail market with a single source for the design, development, integration and delivery of interactive broadband entertainment and information systems on trains. General Dynamics Interactive Corporation is a part of General Dynamics Communication Systems, a business unit of General Dynamics Corporation, a multi-billion dollar worldwide leader in systems integration and defense products.

     In accordance with its alliance with General Dynamics, the parties plan to leverage their respective core competencies to develop the market for the TNCi UK system:

     * TNCi UK will provide the concept, design specifications and marketing resources.
     * General Dynamics is to lend its expertise in systems integration, deployment and support for mobile communications platforms to provide the hardware and software for the core of the system.

     * General Dynamics is also to provide service support for this equipment to TNCi UK during the operational life of the equipment.

     TNCi UK has also entered into an alliance with COM DEV Wireless UK, a wholly owned subsidiary of COM DEV International Ltd. Under the agreement, COM DEV is to provide its connectivity expertise to TNCi UK's passenger rail system. COM DEV is a designer, manufacturer and distributor of wireless infrastructure. COM DEV's M/ERGY(TM) system is designed to provide broadband radio connectivity for automatic content update to trains in service. It is expected that the M/ERGY system will initially allow for automatic updating at stations and maintenance depots and eventually provide broadband high-speed connectivity on trains while traveling.

     TNCi UK is currently negotiating relationships with other content and technology providers that it believes can add value to the system. We anticipate that these alliances will allow TNCi UK to offer state-of-the-art technology, tailored specifically for the emerging rail market, and allow TNCi UK to support multiple contracts. We believe that the combination of TNCi UK's existing technical and managerial experience, together with the support and resources of strategic partners, will position TNCi UK to capture a share of what it believes to be a developing market for passenger rail-based interactive entertainment and information systems. There can be no assurance that TNCi UK will be successful in entering into any further alliances beyond the ones with General Dynamics and COM DEV relating to the development and maintenance of TNCi UK's systems or, that if any additional affiliations are entered into, they would be on terms favorable to us.

     COMPETITION

     We believe that there are few actual products available for train operators to consider in terms of at-seat entertainment and information systems. In fact, to date, we are not aware of any company that has offered a total solution package of systems, content and services customized for the specific needs and rigors of the train environment. In light of the absence of substantive competition in the market, and what we perceive as an expanding interest from the industry, we believe there is an opportunity for TNCi UK to be one of the, if not the, first-to-market in making available to train operators a customized at-seat multimedia information and entertainment system solution.

     TNCi UK has submitted preliminary pricing and specification requirements to several major train operators and has engaged in discussions beyond these proposals with these operators regarding development, installation and maintenance of TNCI UK system for them. Discussions with some of these train operators are currently in advanced stages. There is no assurance that any of the proposals that we have submitted to, or the discussions and negotiations that we have had with, any train operating company will result in a contract, or that if a contract is obtained, it would result in revenue or be profitable for us or TNCi UK.

     While TNCi UK, with the assistance of strategic partner General Dynamics, believes that it has developed a novel product offering, it could face potential competition from a number of companies operating in various industries. We believe TNCi UK's main competitor is a company called Joyce Loebl. This United Kingdom-based military/ transport electronics supply company recently absorbed SmartWorld(TM), a United Kingdom company with experience in the in-flight entertainment industry that had recently begun to market a limited video-on-demand "multi-cast" system for passenger trains. While TNCi UK does not believe that this system is functionally comparable to its system, it could be considered a solution by train operators.

     While TNCi UK believes that no other company is currently offering an interactive entertainment system comparable to its system to the inter-city passenger rail market, other entities with experience in the rail industry, such as train manufacturers, or interactive entertainment system providers for the airline industry could decide to enter the market. Train manufacturers such as ALSTOM, Bombardier, Siemens or others could leverage their railway expertise and resources to develop and market a competitive product. In addition, in-flight entertainment system providers, such as Rockwell-Collins and Matsushita, could potentially leverage their expertise in interactive systems to provide a competitor system. Most of these companies have greater personnel, technical and financial resources than we and TNCi UK, which could enable them to compete more successfully in this market if they determined to enter it. If TNCi UK does experience success in the rail market, the opportunity may become more attractive to potential competitors who may be able to leverage significant resources to develop a competitive product. In addition, train operating companies could also decide to deploy less sophisticated entertainment systems on their trains.

     Despite the potential for competitors with greater personnel, technical and financial resources to enter the market, TNCi UK believes that it has the following advantages over competitors that may enter the market:

     * EARLY MOVER ADVANTAGE. TNCi UK believes that it is one of very few companies (and possibly the only company) currently marketing an interactive entertainment system as comprehensive as TNCi UK's system to the rail industry.

     * PRODUCT DESIGN. Significant resources have already been committed to developing a working prototype of TNCi UK's core interactive entertainment system for the passenger rail environment. All aspects of the system from the server to the seat and tabletop integration have been customized functionally and ergonomically with the purpose of accommodating in-train installations. The system is ready to enter the safety certification process, one of the last steps necessary prior to installation. The system has not yet been tested in an actual rail environment, however, and there is no assurance that it will respond as anticipated.

     * SYSTEM SIMULATOR. In June 2000, TNCi UK launched its demonstration showroom and full-scale system simulator in the United Kingdom. This simulator, which we believe is the first and only one of its kind in the world, has been instrumental in allowing train operators and passengers to evaluate firsthand the features of TNCi UK's system in a life-size replica of a modern passenger rail vehicle environment. The feedback from use of the simulator has provided TNCi UK with invaluable information about potential users' likes and dislikes.

     * STRATEGIC RELATIONSHIPS. We believe that TNCi UK's strategic relationships with General Dynamics and COM DEV provides access to a wealth of engineering and systems integration, communications and connectivity resources and know-how, increases the credibility of TNCi UK's system with prospective customers, reduces up-front and on-going capital requirements, and provides the scalability necessary to support multiple contracts. We are pursuing relationships with companies of a similar caliber, although no assurance is given that we will be successful in consummating any of these additional relationships.

     * RAIL INDUSTRY EXPERTISE. TNCi UK's management has significant experience in the railway industry, including extensive work with leading international rail companies, such as ALSTOM and the former British Railways. We believe that their experience with the train operating companies will prove valuable to the design, marketing and maintenance of the TNCi UK system.

     TNCI UK MANAGEMENT

     We have recruited a management team consisting of rail industry personnel with experience in business development, finance and engineering, led by a former senior executive from the international train manufacturer ALSTOM, to develop and deliver TNCi UK's system to the rail market:

     *    STEPHEN OLLIER - MANAGING DIRECTOR
          Mr. Ollier joined TNCi UK in September 1999 as its Managing Director. Prior to joining TNCi UK, Mr. Ollier was head of ALSTOM's Railway Maintenance Services Ltd. division, which he established in 1994. Prior to this position, Mr. Ollier served as UK Business Development Director of ALSTOM Transport. Prior to ALSTOM, Mr. Ollier held several management posts within British Railways over a twenty-year period. Mr. Ollier obtained a Degree in Mechanical Engineering from Salford University, and is a Member of the Institution of Mechanical Engineers.

     *    PHILIP CAMPBELL - COMMERCIAL DIRECTOR
          Mr. Campbell joined TNCi UK in March 2000 as its Commercial Director. Prior to joining TNCi UK, Mr. Campbell was Director of Commercial Services at ALSTOM Train Services Ltd. During his ten years with ALSTOM, Mr. Campbell held a series of positions with the company, including creating the Materials Division of the ALSTOM Service business. Prior to joining ALSTOM, Mr. Campbell held a number of financial posts with companies based in Europe and abroad.

     *    JULIAN BURRELL - SALES DIRECTOR
          Mr. Burrell joined TNCi UK in March 2000 as its Sales Director. Prior to joining TNCi UK, Mr. Burrell was Director of Sales & Marketing for SmartWorld(TM)(a.k.a. Joyce Loebl), a company seeking to develop and provide media systems to the railway industry. Mr. Burrell was a founding member of SmartWorld(TM), formed by former employees of in-flight entertainment manufacturer MBM. Prior to founding SmartWorld(TM), Mr. Burrell managed the Sales & Marketing efforts of MBM's Aerotech Division. Prior to this, Mr. Burrell held a variety of managerial positions with companies such as The Volex Group, Brand Rex Cables and others. Mr. Burrell received an HND (Higher National Diploma) in Mechanical Engineering with Sperry Vickers.

     *    DOMINIC NEWTON - ENGINEERING DIRECTOR
          Mr. Newton TNCi UK in August 2000 as its Engineering Director. Prior to his employment with TNCi UK, Mr. Newton was employed by Jones Garrard, one of Europe's leading technical design consultancy companies. Prior to Jones Garrard, Mr. Newton held a research and development position with ALSTOM. Mr. Newton has published 12 academic papers in international journals and received the Institution of Mechanical Engineers Bennett-Rowling Prize for his work in artificial intelligence techniques. Mr. Newton graduated from Hatfield Polytechnic with a Master of Engineering Degree and is a registered Chartered Engineer.

     OWNERSHIP OF TNCI UK LIMITED

     On March 9, 2001, to permit TNCi UK to fund ongoing operations and avoid insolvency and receivership, we acquired 600 cumulative redeemable preferred shares of TNCi UK. We paid a purchase price of $600,000 for these preferred shares over a five-month period. Prior to this transaction, TNCi UK was a wholly owned subsidiary of The Network Connection, Inc., of which we own approximately 62.5%. The Network Connection filed for bankruptcy under Chapter 11 of the Bankruptcy Code on March 24, 2001. The 600 preferred shares of TNCi UK that we acquired represent 60% of its outstanding voting equity. The Network Connection holds the remaining 40% of the outstanding voting equity of TNCi UK through its ownership of ordinary shares.

EMPLOYEES

     As of November 15, 2001, Global employed five people on a full-time basis, and had an independent contractor serving as its interim chief financial officer. Due to liquidity issues, four of Global's full-time employees have been receiving half-salary since December 2000. These employees have agreed to defer payment of the remainder of their salaries until such time as Global is in a position to pay the deferred amounts. In addition, Global's consolidated subsidiary, TNCi UK, employs four people on a full-time basis. No employee is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 2 -- DESCRIPTION OF PROPERTY

     We lease approximately 1,500 square feet of space in Philadelphia, Pennsylvania, which serves as our headquarters. The space is leased to Ocean Castle Partners, LLC and, pursuant to an agreement between Ocean Castle and us, we pay the rent and related expenses. Irwin L. Gross, Chief Executive Officer and Chairman of the Board of Directors of Global, is a principal of Ocean Castle. Also, through United Kingdom subsidiaries, Global leases warehouse space in the United Kingdom in both Berkshire and Manchester. Each space is approximately 2,000 square feet. TNCi UK Limited leases approximately 1,000 square feet of space in the United Kingdom in Derby.

     We have no policy regarding investments in real estate or interests in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities. We currently hold no such investments.

ITEM 3 -- LEGAL PROCEEDINGS

     SWISSAIR/MDL-1269, IN REGARDS TO AN AIR CRASH NEAR PEGGY'S COVE, NOVA SCOTIA. This Multi-district litigation, which is being overseen by the United States District Court for the Eastern Division of Pennsylvania, relates to the crash of Swissair Flight No. 111 on September 2, 1998. The aircraft involved in the crash was a McDonnell Douglas MD-11 equipped with an in-flight interactive entertainment system developed by the Interactive Entertainment Division that The Network Connection acquired from us. Since then, a number of claims have been filed by the families of the victims of the crash. We have been named as one of the many defendants, including Swissair, Boeing, DuPont and The Network Connection (all claims against The Network Connection have been stayed pending resolution of bankruptcy proceedings), in this consolidated multi-district litigation. Our aviation insurer is defending us in the action. We have $10 million in insurance coverage related to the action. With respect to additional insurance coverage, a court has ruled that an umbrella policy for an additional $10 million in insurance does not cover the Swissair action. Currently, we do not plan to appeal such ruling in connection with the Swissair crash. If liability is assessed against us, to the extent this liability exceeds the available insurance, our business will be adversely affected. If found liable for an amount substantially in excess of the limits of our coverage, we could lose all of our assets. Swissair has recently filed for Bankruptcy.

     FIDELITY AND GUARANTY INSURANCE COMPANY V. INTERACTIVE FLIGHT TECHNOLOGIES, INC. This case was before the United States District Court for the District of Minnesota, CV No. 99-410. This is a reformation action in which one of the Company's insurers is seeking to reform an umbrella policy in the amount of $10 million to include an exclusion for completed products for policies issued for years 1997-98 and 1998-99. Such exclusion would preclude claims made by the estates of victims of the crash of Swissair Flight No. 111 on September 2, 1998. The insurer recently filed a motion for summary judgment, which was heard before the United States District Court for the District of Minnesota on September 12, 2000. On October 24, 2000, the Court ruled in favor of the insurer. We filed a motion to alter or amend the ruling, which was denied on January 19, 2001. We thereafter determined not to appeal this action further and entered into a voluntary dismissal with respect to this action. The umbrella policy at issue in this suit is in addition to the $10 million in aviation insurance coverage that we currently have in place.

     BRYAN R. CARR V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD. This case was brought in the Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, The Network Connection former Chief Operating and Financial Officer and a former Director, filed a claim on November 24, 1999 alleging a breach of his employment agreement with The Network Connection. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. The Network Connection and Global filed a motion to compel arbitration of the claims pursuant to an arbitration provision in the employment agreement and to stay the State Court action pending the arbitration proceeding. Our motion was granted on August 9, 2000. On November 7, 2000, Mr. Carr filed his claim for arbitration in Georgia. The arbitration is currently in the discovery phase, although all claims against The Network Connection have been stayed pending resolution of bankruptcy proceedings.

     On May 6, 1999, a complaint captioned INTERACTIVE FLIGHT TECHNOLOGIES, INC.
V. SWISSAIR TRANSPORT COMPANY, LTD., et al., No. Civ. 99-0936PHXSMM, was filed in the United States District Court for the District of Arizona. In this suit, we are seeking payment by Swissair of $6,773,906 for sums owed by Swissair and SR Technics to us for equipment and warranty contracts. We have also asserted claims for business torts arising from the unjustified deactivation of the entertainment network systems following the crash of Swissair Flight 111 in this action. Swissair filed motions to dismiss the action alleging that the claims asserted in our complaint are subject to resolution by arbitration. The motions to dismiss were granted on March 31, 2000. We requested the District Court to reconsider its ruling on the motions and such request was denied by the District Court on May 25, 2000. We appealed both the March 31 and May 25 District Court

Orders to the United States Court of Appeals for the Ninth Circuit. Swissair filed a motion to dismiss the appeal for lack of jurisdiction, which was granted on September 18, 2000. On March 28, 2001, the Supreme Court of the United States granted our petition for writ of certiori and remanded the case to the Circuit Court for further consideration. Both sides have filed briefs with the Ninth Circuit Court of Appeals and we are awaiting oral argument on the issue of whether the case is subject to arbitration abroad or can continue here in the States. We have assigned any proceeds we may be entitled to in this action to The Network Connection. Swissair has recently filed for bankruptcy

     In September of 1999, we filed a lawsuit against  Barington  Capital Group,
L. P. in Maricopa County Superior Court, Arizona, seeking a declaratory judgment that no sums were owed to Barington pursuant to a one-year Financial Advisory Service Agreement dated October 21, 1998. In October 1999, Barington filed a lawsuit on the same contract in the Supreme Court of the State of New York, County of New York, Index No. 99-6041606, captioned BARINGTON CAPITAL GROUP, L.P. V. INTERACTIVE FLIGHT TECHNOLOGIES, INC., alleging that Barington is owed $1,750,471 in connection with services alleged to have been performed pursuant to the Financial Advisory Service Agreement. On October 20, 2000, Barington filed a Renewed Motion to Dismiss for Lack of Personal Jurisdiction and For Forum Non Conveniens our Amended Complaint in the Arizona action. By Order dated January 8, 2001, the Arizona Court dismissed our Amended Complaint, finding that New York was a more convenient forum for the parties to litigate their dispute. Accordingly, the parties are proceeding with the New York action and are undertaking discovery.

     A suit captioned AVNET, INC. V. THE NETWORK CONNECTION, INC., was filed May 17, 2000 in Maricopa County Superior Court, CV2000-009416. The suit related to invoices for inventory purchased by The Network Connection in late 1998 and early 1999. Avnet, Inc. sought payment of the invoices, interest and legal fees. The aggregate amount of relief sought by Avnet was approximately $900,000. The Network Connection did not pay for the inventory purchased primarily for the following reasons: (i) the inventory purchased did not meet specifications and thus was not accepted by its customer, and (ii) The Network Connection was pursuing a separate warranty claim against Avnet regarding certain other inventory purchased from Avnet. On October 11, 2000, The Network Connection won a jury verdict of $1.8 million in the warranty suit. On December 21, 2000 as amended by letter agreement dated December 22, 2000, The Network Connection settled this suit for $700,000 in cash, the cancellation of approximately $899,000 of outstanding accounts payable due to Avnet and mutual releases of all existing claims. The Network Connection recorded a gain in other income of $1,363,563 reflecting the settlement, net of legal fees in the year ended June 30, 2001. The Network Connection received the cash payment on January 2, 2001.

     FIRST LAWRENCE CAPITAL CORP. V. GLOBAL TECHNOLOGIES, LTD. AND GLOBALTECH HOLDINGS LIMITED, F/K/A IFT HOLDINGS LIMITED, Supreme Court of the State of New York, County of New York, Index No.: 01/601576. First Lawrence filed a complaint commencing this lawsuit against us and our affiliate on March 28, 2001. This complaint alleges a breach of the settlement agreement dated August 13, 1999 between First Lawrence and us relating to an earlier lawsuit commenced by First Lawrence against us and certain of our affiliates. The aggregate amount of relief sought is approximately $545,000, plus related interest, costs and expenses.

     INSIGHT DIRECT USA, INC. V. GLOBAL TECHNOLOGIES, LTD., ET AL, Superior Court of the State of Arizona, County of Maricopa, Case No. CV2000-021045. This matter relates to a stipulated judgment against us for $36,000, initially to be paid $6,000 per month from March through August 2001. The terms of repayment have been extended and Global is paying $3,000 per month towards the balance. Final payment will be made in April 2002.

     AMERICAN EXPRESS TRAVEL RELATED SERVICES COMPANY, INC. V. GLOBAL TECHNOLOGIES, LTD. AND NETWORK CONNECTIONS, INC., Supreme Court of the State of New York, County of New York, Index No.: 01/601416. American Express sought payment of unpaid balances on credit cards issued under each of our and The Network Connection's corporate accounts. As to us, American Express sought approximately $34,000 and, as to The Network Connection, American Express is seeking approximately $974,000. The latter action has been stayed pending resolution of bankruptcy proceedings. The action with respect to Global was satisfied as of July 2001 by payment in full.

     MORRIS C. AARON V. THE NETWORK  CONNECTION AND GLOBAL  TECHNOLOGIES,  LTD.,
Superior Court of the State of Arizona, County of Maricopa, Case No. CV2001-003733. Morris C. Aaron, The Network Connection former Chief Financial Officer, filed a claim on March 5, 2001 for $35,658 for wages claimed and treble damages. The action against The Network Connection has been stayed pending resolution of the bankruptcy proceeding, and both Global and Mr. Aaron have filed motions for summary judgment.

     FRANK E. GOMER V. THE NETWORK CONNECTION AND GLOBAL TECHNOLOGIES, LTD., Superior Court of the State of Arizona, County of Maricopa. Frank E. Gomer, The Network Connection Systems Group former President and Chief Operating Officer filed a claim on March 22, 2001 for $76,000 for wages claimed and treble damages. The action against The Network Connection has been stayed pending resolution of the bankruptcy proceeding, and both Global and Dr. Gomer have filed motions for summary judgment. Global's motion for summary judgement was granted in November 2001.

     44TH STREET AND VAN BUREN LIMITED PARTNERSHIP V. THE NETWORK CONNECTION AND GLOBAL TECHNOLOGIES, LTD., Superior Court of the State of Arizona, County of Maricopa, Case No. CV2001-004664. The landlord for The Network Connection's Arizona offices filed this complaint on March 20, 2001 alleging breaches of the lease with The Network Connection and guaranteed by us for those offices and seeking approximately $12,000 and other relief. The action against The Network Connection has been stayed pending resolution of bankruptcy proceedings.

     DONALD H. GOLDMAN V. GLOBAL TECHNOLOGIES, LTD., arbitration number 13 117 01861 1 before the American Arbitration Association in New York City. This action was instituted in September 2001. Mr. Goldman has brought this action seeking recovery of an alleged $17,000 in legal fees incurred by him in connection with termination of a consulting agreement between him and one of our subsidiaries. The matter was settled on November 13, 2001 for $13,750.

     An action captioned KEATING DEVELOPMENT COMPANY V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD., case number 000997 was initiated on January 8, 2001 in the Philadelphia County Court of Common Pleas. The case relates to the The Network Connection's alleged breach of a lease for office and warehouse space. The lease was guaranteed by Global. Keating is seeking approximately $350,000 in damages. The action against The Network Connection has been stayed pending resolution of bankruptcy proceedings. This action against Global was settled in November 2001.

     We may be subject to other lawsuits and claims arising in the ordinary course of our business. In our opinion, as of June 30, 2001, the effect of such matters will not have a material adverse effect on our results of operations or financial condition.

ITEM 4 -- SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There are no items or circumstances to be disclosed under this Item 4.

                                     PART II

ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and low last sale prices for our Class A Common Stock for each quarter within our last two fiscal years, and for the quarter ended September 30, 2001. Prices are as reported by the Nasdaq National Market until August 8, 2001. Thereafter prices are as reflected on the Over-The-Counter Bulletin Board and represent inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

     CLASS A COMMON STOCK                                 HIGH       LOW
     --------------------                                -------    ------
     July 1, 1999 through September 30, 1999..........   $ 3.083    $2.000
     October 1, 1999 through December 31, 1999........   $ 6.500    $1.583
     January 1, 2000 through March 31, 2000...........   $21.000    $5.500
     April 1, 2000 through June 30, 2000..............   $15.000    $3.375
     July 1, 2000 through September 30, 2000..........   $ 6.375    $3.125
     October 1, 2000 through December 31, 2000........   $ 4.563    $0.375
     January 1, 2001 through March 31, 2001...........   $ 1.969    $0.281
     April 1, 2001 through June 30, 2001..............   $ 0.910    $0.210
     July 1, 2001 through September 30, 2001..........   $ 0.430    $0.100

     The closing sales price of the Class A Common Stock on November 15, 2001 as reflected by the Over-The-Counter Bulletin Board was $0.12 per share.

     As of November 15, 2001, there were approximately 109 record holders of our Class A Common Stock.

     We have not paid any cash dividends on our Class A Common Stock during the last two fiscal years and do not intend to do so in the foreseeable future.

UNREGISTERED ISSUANCES

     There are no items or circumstances to be disclosed under this section.

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

RESULTS OF OPERATIONS

     Our financial statements included in this Annual Report on Form 10-KSB contain the results of operations for our fiscal years ended June 30, 2001 and June 30, 2000. The results of operations for the fiscal years ended June 30, 2001 and June 30, 2000 are included in the table below for comparative purposes):

                                                     YEAR ENDED     YEAR ENDED
                                                   JUNE 30, 2001   JUNE 30,2000
                                                   -------------   ------------
Revenues:
  Equipment sales                                  $     84,149    $  6,983,787
  Service income                                        206,146         413,209
                                                   ------------    ------------
                                                        290,295       7,396,996
                                                   ------------    ------------
Costs and Expenses:
  Cost of equipment sales                                61,753       4,867,519
  Cost of service income                                170,083         148,221
  General and administrative expenses                19,249,060      21,166,771
  Expenses associated with investments                      --        1,944,743
  Loss from Write off on Intangibles                  5,547,560              --
  Loss from impairment of long-lived assets          10,719,040              --
  Special charges                                       725,753       2,156,205
  Amortization of intangibles                         1,150,395         912,553
                                                   ------------    ------------
                                                     37,623,644      31,196,012
                                                   ------------    ------------
  Operating loss                                    (37,333,349)    (23,799,016)

Other:
  Interest expense                                   (4,278,315)     (5,948,347)
  Interest income                                        47,264         655,194
  Equity in losses of affiliates                             --     (10,345,210)
  Gain on sale of investments                         4,282,844              --
  Gain on legal settlement                            1,336,563              --
  Other expense                                         108,054        ( 14,339)
                                                   ------------    ------------
Loss before minority interest and
  extraordinary item                                (35,836,939)    (39,451,718)

Minority interest                                     1,869.009       1,612,529
Extraordinary item - loss on extinguishments
  of debt                                              (698,117)             --
                                                   ------------    ------------
  Net loss                                          (34,666,047)    (37,839,189)

Cumulative dividend on preferred stock                  (50,000)       (187,415)
Redemption of preferred stock                          (173,469)        509,183
                                                   ------------    ------------
  Net loss attributable to common stockholders     $(34,889,516)   $(37,517,421)
                                                   ============    ============

     Revenues for the year ended June 30, 2001 were $290,295, a decrease of $7,106,701 compared to revenues of $7,396,996 for the year ended June 30, 2000. Revenues for the year ended June 30, 2001 consisted of equipment sales of $84,149 and service income of $206,146. Revenues for the year ended June 30, 2000 consisted of equipment sales of $6,983,787 and service income of $413,209. The decrease in equipment sales of $6,899,638 and service income of $207,063 is due to the ceasing of operations by the Network Connection and its subsequent filing for bankruptcy protection on March 24, 2001. The decrease in service income is also the result of the cessation of operations by the Network Connection and also the closure of the United Kingdom lottery operation in August 2000.

     Cost of equipment sales for the year ended June 30, 2001 was $61,753, a decrease of $4,805,766, compared to cost of equipment sales of $4,867,519 for the year ended June 30, 2000. The decrease is the result of the cessation of domestic operations by the Network Connection ("TNCI") and subsequent bankruptcy filing. The cost of service income also fell as a result of the cessation of operations by TNCI and the United Kingdom Lottery operation.

     General and administrative expenses for the year ended June 30, 2001 were $19,249,060, a decrease of $1,917,711 from expenses of $21,166,771 for the year ended June 30, 2000. Significant components of general and administrative expenses include costs of personnel, legal and professional fees, advertising and marketing expenses, rent and other facilities costs and depreciation expense. General and administrative expenses for the year ended June 30, 2001 would have been considerably higher than the previous year, but the initial cutbacks in expenditures by the Network Connection beginning in January 2001 with personnel layoffs and the complete cessation of operations by March 31, 2001 kept the total for the year from exceeding the previous period. All expenses of the subsidiary, TNCI stopped, for purposes of the consolidated financial statements as of the date of the bankruptcy due to the discontinuance of consolidating the results of operations of the subsidiary at that date. Expenditures for Global Technologies also declined in the fourth quarter, as the administrative staff was reduced and the New York office closed. Expenditures for TNCI-UK operations have increased due to the pursuit of major contracts with European rail operators for the purchase of the interactive entertainment system.

     General and Administrative expenses, for the year ended June 30, 2001, also include non-cash charges of $267,868 primarily related to the issuance of common stock purchase warrants for financial advisory services and a $561,000 charge for 1,700,000 shares of common stock issued to Equilink Capital Partners LLC for financial consulting services.

     Non-cash compensation expense of $1,905,419 included in general and administrative expenses for the year ended June 30, 2000 is comprised of an $85,000 expense for a former employee as part of a severance package, charges of $193,318 for modifications of stock option awards for three former employees and charges totaling $1,627,101 related to the issuance of common stock purchase warrants and common stock for financial advisory services.

     Expenses associated with investments of $1,944,743 for the fiscal year ended June 30, 2000 represent the net loss on our sale of our equity interest in Donativos of $335,058, the loss on the transfer of our 27.5% equity interest in Inter Lotto of $684,685 and the write-down of $925,000 of our investment in Shop4Cash.com, Inc.

     Losses from the impairment of long-lived assets were recognized during the year ended June 30, 2001 in the amount of $10,719,040. The Network Connection filed for bankruptcy protection under Chapter 11 on March 24, 2001 and a loss of $3,324,665 was recognized on the fixed assets, which had a remaining book value at June 30, 2001 of approximately $600,000 and are being sold to provide funding for the final liquidation of the corporation. GTL Leasing, the United Kingdom company that owned the lottery equipment, has recognized a loss on the impairment of fixed assets of $7,316,630 due to the abandonment of the lottery operation and subsequent sale of the lottery equipment. Global Technologies incurred a loss of $77,745 on the disposition of its New York office equipment.

     Special charges for the year ended June 30, 2001 were $725,753, compared to $2,156,205 for the year ended June 30, 2000. Special charges for the year ended June 30, 2001 represent the legal settlement reached with the vendor in regards to the return of a portion of the lottery equipment that had been purchased from the vendor. Special charges for the year ended June 30, 2000 represent inventory write-offs and accruals for rework costs for future redeployment of equipment and estimated de-installation obligations associated with the termination of the Carnival Cruise lines contract pursuant to a master settlement agreement between us and Carnival.

     Amortization of intangibles for the year ended June 30, 2001 was $1,150,395 compared to $912,553 for the year ended June 30, 2000. The increase is attributable to the impact of the revision of the estimated useful life for determining amortization for the nine month period up to March 31, 2001. The Network Connection recorded a loss on the write off of intangibles of $5,547,560 in the month of March 2001, because of impairment prior to its bankruptcy filing under Chapter 11 on March 24, 2001.

     Interest expense for the year ended June 30, 2001 was $4,278,315 compared to $5,948,347 for the year ended June 30, 2000. The decrease in interest expense was due to the conversion of interest bearing Secured Convertible Notes to Preferred and Common Stock issues.

     Interest income for the year ended June 30, 2001 was $47,264, a decrease of $607,930 compared to income of $655,194 for the year ended June 30, 2000. The interest arose principally out of short-term investments. The decrease in interest income is due to a significantly lower average cash balance during 2001 compared to 2000.

     For the year ended June 30, 2001, there were no losses to record from equity interests in affiliates, as these investments have been written off at June 30, 2001.

     For the year ended June 30, 2000, we recorded our proportionate share of our equity interest in losses of affiliates in the amount of $10,345,210, primarily attributable to higher losses at Inter Lotto related to the April 2000 launch of the lottery operations in the UK and higher losses at Donativos related to the launch of the entertainment center in Monterrey, Mexico. In addition, we determined that we retained the majority of the financial risk related to Inter Lotto and, accordingly, recorded against our investment 100% of the loss incurred by Inter Lotto for the year ended June 30, 2000.

     Gains from the sale of investments of $4,282,844 were recognized during the year ended June 30, 2001. These gains were from the sale of U.S. Wireless common stock that was held as an investment by Global Technologies, Ltd. U.S. Wireless Corp subsequently declared bankruptcy under Chapter 11, on August 29, 2001; the stock is no longer traded and the remaining shares held by Global have been written off at June 30, 2001, resulting in a loss of approximately $450,000.

     Other income for the year ended June 30, 2001 was $108,054 compared to other expense of $14,339 for the year ended June 30, 2000. Other income in 2001 consists of amortization of certain deferred credits for financing fees which were written of entirely at March 31, 2001 in conjunction with the TNCi bankruptcy.

     Gains from legal settlements amounted to $1,336,563 for the year ended June 30, 2001. The gain was recognized by TNCI, as a result of the Avnet litigation settlement agreement that was executed in December 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended June 30, 2001, we used $19.4 million of cash for operating activities, as compared to $9.3 million of cash used by operating activities for the year ended June 30, 2000. Cash utilized in operations during the year ended June 30, 2001 resulted primarily from our net loss of $34.1 million, partially offset by $25.1 million of non-cash charges, including the impairment of long-lived asset of $10.7 million, write down of intangibles of $5.5 million, $2.8 million of depreciation and amortization and $3.5 million of non-cash interest expenses, primarily related to charges for a beneficial conversion feature of convertible notes and the estimated fair value of warrants issued in connection with related party borrowings and collateral pledges. Cash was also used by the reduction, approximately $4.3 million, in accounts payable and accrued liabilities during the period.

     Cash utilized in operations during the year ended June 30, 2000 resulted primarily from our net loss of $37.8 million, predominately offset by $11.6 million of non-cash charges, including $2.1 million of depreciation and amortization, $5.7 million of non-cash interest expenses primarily related to charges for a beneficial conversion feature of convertible notes and the estimated fair value of pledges, $1.9 million of compensation expenses related to the issuances of common stock or stock purchase warrants for financial advisory services, and $1.9 million of expenses associated with the write off or write down of affiliate investments. Cash utilized for operating activities was offset by an increase in accounts payable of $7.8 million during the period. In addition, cash utilized in operating activities excludes $10.3 million of equity in loss of affiliates related to the losses of Donativos and Inter Lotto, which are shown as investments in non-consolidated affiliates in cash utilized from financing activities at June 30, 2000. The cash utilized primarily relates to our funding of 100% of the losses of Inter Lotto related to the launch of the lottery operations in the UK.

     Restricted cash at June 30, 2001 was $70,538 as compared to $766,748 at June 30, 2000. Restricted cash decreased primarily as a result of our cessation of consolidating TNCi, the Company's major subsidiary and to a lesser extent, the termination of the Company's New York office lease. TNCi had restricted cash of approximately $450,000, related to an employment contract prior to its bankruptcy filing. The Company forfeited approximately $220,000 of its deposit on the termination of the New York Office Lease.

     Cash of approximately $9.9 million was provided by the Company's investing activities during the year ended June 30, 2001, primarily as a result of the Company's sales of its investment securities, U.S. Wireless Corporation, partially offset by equipment purchases. The Company sold or used to retire debt, approximately 2,520,000 shares of it's U. S. Wireless holdings. U.S. Wireless filed for protection under Chapter 11 of the US Bankruptcy Code during August 2001. TNCi purchased, for approximately $3.4 million, equipment for use in its hotel interactive systems. The Company's basis in its remaining approximately 480,000 shares of U.S. Wireless was determined to be worthless and charged to expense at June 30, 2001.

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

     Net Cash provided from financing activities during the year ended June 30, 2001, $5.9 million, primarily resulted from the issuance of convertible notes, the sale of common and preferred stock, primarily to officers, directors and other related parties, and advances from related parties. These financings, totaling approximately $14.1 million were partially offset by redemptions of convertible notes and a net reduction of borrowing under a secured credit facility.

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

     At the date of issuance, the conversion rate of the October Notes was lower than the market price of the Company's common stock, and as such the notes had an embedded beneficial conversion feature. As the notes could be converted after 120 days, the Company recorded a non-cash interest expense of $631,725 in the the year ended June 30, 2001 related to the beneficial conversion feature.

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

     *    The  Complaint be dismissed  with  prejudice and the TRO be dissolved;
          and

     *    The Company, Advantage and Koch exchange mutual releases.

     The Settlement Agreement and ancillary documents were executed as of January 31, 2001, however, they were held in escrow and not delivered until their effectiveness upon consummation of the Share Transfer on February 15, 2001. As a result of the above provisions, the Company has recognized a gain on the shares transferred to Advantage and Koch amounting to approximately $5.5 million and an extraordinary loss on extinguishment of debt of approximately $7.6 million, or a net extraordinary loss of approximately $2.1 million.

     In May and June 2000, The Gross Charitable Unit Trust and The Gross Charitable Annuity Trust (together the "Trusts"), advanced a total of $800,000 to TNCi for working capital purposes. An additional $250,000 was advanced to TNCi in July 2000. On September 12, 2000, the advances to TNCi were converted into two promissory notes, each in the amount of $525,000, issued to each Trust by TNCi. The notes matured on December 31, 2000 and bore interest at 9.0%. On September 28, 2000 the Trusts and two trusts established for the benefit of Mr. Gross's children advanced an additional $250,000 in total to TNCi. On January 2, 2001 the notes and the advances were converted into 260 shares of TNCi Series F 8% Convertible Preferred Stock with an aggregrate stated value of $1,300,000. The preferred stock is convertible into 1,733,333 shares of TNCi's common stock. Irwin L. Gross, Chairman and Chief Executive Officer of Global, was trustee of each of these trusts until March 23, 2001.

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

     On October 16, 2000, an officer of TNCi purchased 500,000 units of TNCi consisting of 500,000 shares of TNCi common stock and warrants to purchase 166,667 shares of TNCi common stock. The purchase price was $2.00 per unit, which was the closing market price of TNCi common stock on such date. The warrants have an exercise price of $3.50 per share and a term of four-years. Aggregrate consideration to TNCi was $1 million, which was paid in installments in August and September 2000.

     On November 22, 2000, $1,667,400 of Mr. Gross' collateral pledged to secure the Secured Credit Facility with Merrill Lynch was applied to repay, in part, the Secured Credit Facility. The Company issued two promissory notes totaling $1,667,400 to Mr. Gross and a charitable foundation controlled by him. The new promissory notes matured on December 31, 2000 and had an annual interest rate of 9.0%. To secure such borrowing, the Company pledged 300,000 shares of common stock of U.S. Wireless to the holders of the notes. On December 31, 2000 the maturity dates of the notes were extended to June 30, 2001.

     Between July 2000 and April 2001, Mr. Gross, the trusts and the charitable foundation made additional advances to the Company totaling $757,549 ($644,000 of these advances, plus accrued interest, are in the form of a Treasury Bill and remain as collateral for the Secured Credit Facility with Merrill Lynch). On March 30, 2001, Mr. Gross, the trusts and the charitable foundation converted the existing $2,467,400 of notes discussed above and an additional $32,600 of these advances into 250 shares of Global Technologies, Ltd. Series E 8% Convertible Preferred Stock with an aggregate stated value of $2,500,000. This preferred stock is convertible into shares of Class A common stock at a fixed conversion price of $0.3125 per share, the closing price per share of Class A common stock on March 30, 2001.

     Between June 30, 2001 and November 5, 2001, Mr. Gross, a limited partnership controlled by him and certain Trusts established by him advanced $464,000 to the Company to cover the working capital requirements of the Company and the Company's 60% owned subsidiary, TNCi UK. The company received, on November 2, 2001, $1,455,378 from the sale of terminals formerly used in its lottery business in Great Britain. The Company repaid Mr. Gross and the Trusts a total $767,000 on November 9, 2001. Remaining unpaid advances, at November 12, 2001, received from Mr. Gross and the Trusts total $80,000.

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

     On July 7, 2000, the Company redeemed $2.0 million of the principal amount of the Secured Convertible Notes. In connection with this redemption, the enders released to the Company 500,000 shares of U.S. Wireless common stock previously held as collateral. The notes require that in connection with such redemption the Company issue warrants for 125,000 shares, in the aggregate, of its Class A Common Stock to the holders of the notes. These warrants have a four-year term and an exercise price of $4.00 per share. The Company recorded an extraordinary gain on the extinguishments of debt of $977,580 related to the redemption of the secured notes.

     On October 5, 2000, the Company redeemed $1.0 million of the principal amount of the notes for cash of $1.2 million plus the issuance of 62,500 shares of its Class A Common Stock, as required under the notes. As a result of the redemption, the lenders released 250,000 shares of U.S. Wireless common stock previously held as collateral to the Company. The Company recorded an extraordinary gain on the extinguishments of debt of $514,557 for the second fiscal quarter ended December 31, 2000.

     On February 16, 2000, Global issued 1,000 shares of Series C 5% Convertible Preferred Stock ("Series C Stock") and callable warrants in return for net proceeds of $9.7 million. The preferred stock has a stated value of $10,000 per share and carries a 5% cumulative dividend payable quarterly in cash or in kind. As of June 30, 2000, cumulative dividends total $187,415, and have been paid in kind. The preferred stock converts into Class A Common Stock at a conversion price of $15.21 per share, representing 120% of the average closing bid prices thereof over the five trading days beginning March 1, 2000 (the "Fixed Conversion Price") as adjusted for certain dilutive events. Nine months after funding, and every three months thereafter, the conversion price resets to the lesser of the Fixed Conversion Price or 100% of the average of the four low trading prices over the course of the preceding 20 trading days. On April 14, 2000 the Company registered the Class A Common Stock into which the preferred stock and warrants are convertible or exercisable, as the case may be. Additionally, the Company may redeem the preferred stock for a premium under certain circumstances. During March 2001 and April 2001, the holders of 200 shares of the Series C Stock converted such shares into 400,023 shares of the Company's Class A Common Stock.

     In April 2001, the holders of the remaining 800 shares of the Company's Series C Stock Exchanged such stock for 800 shares of the Company's newly authorized Series D Convertible Preferred Stock. This exchange was determined to be a less costly means of permitting us to issue shares of our capital stock to the holders of the Series C Stock having the rights and remedies contemplated by the amendments to the Series C Stock described in the Settlement Agreement with Advantage and Koch. All accrued and unpaid dividends on the Series C Stock were cancelled pursuant to the Settlement Agreement. The Series D Convertible Preferred Stock does not accrue dividends and the conversion price per share of our Class A Common Stock is fixed at $5.0057 with adjustment of the conversion price limited to certain capital changes and distributions. The settlement agreement provides that we register any unregistered shares of Class A Common Stock underlying the Series D Convertible Preferred Stock.

     On April 5, 2000, the Company entered into a line of credit facility with Merrill Lynch in which Merrill Lynch agreed to advance up to $10.0 million based upon a percentage of the value of securities pledged as collateral to secure amounts drawn under the line of credit (the "Secured Credit Facility"). Principal amounts borrowed under the line, together with accrued interest at an annual rate equal to the London Inter-bank Offer Rate (LIBOR) (4.0% at June 30,
2001) plus 1.25%, are payable upon demand by Merrill Lynch. Approximately $547,000 and $6.3 million was outstanding at June 30, 2001 and June 30, 2000, respectively, under the Secured Credit Facility. To secure such borrowing, the Company pledged to Merrill Lynch 1,000,000 shares of common stock of U.S. Wireless held by the Company.

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

     On November 22, 2000 Merrill Lynch issued a demand for repayment of the Secured Credit Facility based upon the deterioration in the price of U.S. Wireless common stock. Approximately $6.8 million was outstanding at that time. The Company agreed to apply $1,667,400 of Mr. Gross' collateral as partial repayment of the Secured Credit Facility and to begin an orderly liquidation of the shares of U.S. Wireless common stock to repay the balance. Through these sales, the Company reduced the balance of the facility to approximately $840,000 at December 5, 2000. At the same date the facility was secured by a pledge of 777,500 shares of U.S. Wireless common stock and a $646,000 Treasury Bill pledged for the benefit of the Company by Mr. Gross and two trusts and a charitable foundation that he established. From March 27, 2001 to May 3, 2001, the Company sold an additional 242,100 of the pledged shares of U.S. Wireless common stock pursuant to an arrangement with Merrill Lynch whereby half of the proceeds of such sales went to reduce the balance of the credit facility and the remaining proceeds went to the Company. Half of the proceeds from additional sales of 126,900 of these shares were applied to reduce the balance of the credit facility to approximately $700,000. The Company subsequently sold additional shares of U.S. Wireless stock and further reduced the balance to approximately $581,000. The balance owed on the credit facility is currently approximately $547,000. Merrill Lynch agreed to release the remaining pledged shares of U.S. Wireless common stock once the facility was covered by 90% of the value of the pledged Treasury Bill. The treasury bill continues to be pledged to Merrill Lynch to secure the credit facility.

     Global is concentrating on its investment in entertainment and information systems for the passenger rail market. This business is carried on through Global's United Kingdom majority-owned subsidiary, TNCi UK Limited, a company incorporated under the laws of England and Wales. Global currently owns 60% of the equity of TNCi UK.

     TNCi UK has developed a broadband, interactive entertainment and information system for the passenger rail market. The system is designed to provide rail passengers with Internet and e-mail access, with such customizable services as on-demand films, videos and music, video games, reservation information, train schedules and other Internet-based content and commerce applications. TNCi UK is currently marketing the system to major rail operators in the United Kingdom and continental Europe.

     The Company has reduced its number of employees to the minimum number necessary to continue developing and marketing the system discussed above. Currently, the Company has five employees in Philadelphia and four employees in the United Kingdom.

     The Company has suffered losses aggregrating $72.4 million for the two year period ended June 30, 2001 and has a stockholders' deficiency of $15.7 million and a working capital deficiency of $8.4 million at June 30, 2001 that raise substantial doubt about its ability to continue as a going concern.

     Since April 2001, and through the date of the sale of certain of the Company's lottery equipment in November, 2001, as discussed in this document, the Company's cash requirements, including the cash requirements of TNCi UK, have been met through advances from the Company's Chief Executive Officer, Mr. Irwin L. Gross, a company controlled by him and two trusts established by him. Through that date, Mr. Gross and these entities had advanced approximately $850,000. The Company received approximately $1.4 million from the sale of the lottery equipment in November 2001. The Company repaid Mr. Gross and these entities approximately $767,000 from the lottery equipment proceeds. At November 15, 2001 the Company has cash of approximately $400,000.

     The Company believes it has sufficient cash to fund its requirements and the cash requirements of TNCi UK through January 2002. We plan to a sell portion of or borrow against our investment in the interactive entertainment and information system for the passenger rail market to cover our financial obligations and to continue to execute on our business strategy. We provide no assurance that we will be able to sell a portion of or borrow against our assets at planned times or for prices necessary to meet our financial obligations or to take advantage of investment opportunities consistent with our business strategy.

INFLATION AND SEASONALITY

     We do not believe we are significantly impacted by inflation or that our operations are seasonal in nature.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB 25). This interpretation clarifies the application of APB No. 25 by clarifying the definition of an employee, the determination of non-compensatory plans and the effect of modifications to stock options. This interpretation, effective July 1, 2000, did not have have a material effect on Global's consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board finalized FASB statement No. 141, Business Combinations (SFAS 141), and No.142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the company reclassify the carrying amounts of intangible assets and goodwill based on criteria specified in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life would be tested for impairment in accordance with guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from due date of asoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the Company wrote off its net carrying amount of goodwill and other intangible assets totaling $5,547,460. Amortization expense during the year ended June 30, 2001 was $1,150,395. The Company has determined that the adoption of Financial Accounting Standards Board "FASB"
Statements No. 141 (SFAS 141), Business Combinations and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, will not have a significant impact on its financial position, results of operations, and cash flows in the foreseeable future.

     The FASB recently issued FASB Statement No. 143, Accounting for Retirement Obligations, to address accounting for asset retirement obligations and associated retirement costs of long-lived assets. It will apply to costs such as those incurred to close a nuclear power plant, an offshore oil platform, a mine (e.g., coal or other natural resources), or a landfill as well as similar costs incurred in other industries. The Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, to indicate that a company should account for obligations for dismantlement, restoration, and abandonment costs in accordance with Statement 143. It also applies to rate-regulated entities that meet the criteria for application of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Statement 143 is effective for years beginning after June 15, 2002. Management has determined that there will be no material potential impact on financial position, results of operations and cash flows.

     The FASB recently issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management has not determined the potential impact on financial position, results of operations and cash flows.

FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.

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

ITEM 7 -- FINANCIAL STATEMENTS

     Our audited consolidated financial statements for the fiscal years ended June 30, 2001 and 2000 are located beginning at page F-1 of this Annual Report.

ITEM 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no items or circumstances to be disclosed under this Item 8.

                                    PART III

ITEM 9 -- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following sets forth biographical information about each of our directors and executive officers as of September 28, 2001:

          NAME             AGE                   POSITION/OFFICE
          ----             ---                   ---------------
     Irwin L. Gross         58      Chief Executive Officer and Chairman of
                                      the Board
     Eric Greenberg         37      President - Gaming Operations
     David N. Shevrin       39      Vice President - Business Development
     S. Lance Silver        33      General Counsel
     M. Moshe Porat         53      Director
     Charles T. Condy       60      Director
     Stephen Schachman      56      Director

     Irwin L. Gross has been Chairman of Global's Board of Directors and its Chief Executive Officer since September 1998. Mr. Gross is a founder of Rare Medium, Inc., a publicly held company listed on the Nasdaq National Market, and was Chairman and a Director of Rare Medium from 1984 to 1998. In addition, Mr. Gross served as the Chief Executive Officer of Engelhard/ICC, a joint venture between Rare Medium and Engelhard. Mr. Gross has served as a consultant to, investor in and director of, numerous publicly held and private companies and serves on the board of directors of several charitable organizations. Mr. Gross has a Bachelor of Science degree in Accounting from Temple University and a Juris Doctor degree from Villanova University.

     Eric Greenberg has served as President - Gaming Operations of Global since August 2000. Prior thereto, he served as Co-President of InteliHealth since January 2000 and from February 1996 to January 2000 as President of InteliHealth's Healthy Home catalogue Division, which he founded. InteliHealth is an award-winning consumer health portal owned by Aetna U.S. Healthcare. Mr. Greenberg co-founded The Fairfield Mint, a consumer collectibles company based in Connecticut, in August 1995. He holds a B.A. in Economics from Western Maryland College and an M.B.A. from Harvard Business School.

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

     M. Moshe Porat has been a Director of Global since September 1998. Since September 1996, Dr. Porat has served as the Dean of the School of Business and Management at Temple University. From 1988 to 1996 he was Chairman of the Risk Management, Insurance and Actuarial Science Department at Temple University. Dr. Porat received his undergraduate degree in economics and statistics (with distinction) from Tel Aviv University, his M.B.A. (MAGNA CUM LAUDE) from the Recanati Graduate School of Management at Tel Aviv University, and completed his doctoral work at Temple University. Dr. Porat holds the Chair of the Joseph E. Boettner Professorship in Risk Management and Insurance and has won several awards in the insurance field. Prior to his academic work, Dr. Porat served as deputy general manager of a large international insurance company. He holds the CPCU professional designation and is a member of ARIA (American Risk and Insurance Association), IIS (International Insurance Society), RIMS (Risk and Insurance Management Society) and Society of CPCU. Dr. Porat has authored several monographs on captive insurance companies and their use in risk management, has published numerous articles on captive insurance companies, self-insurance and other financial and risk topics.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     The SEC has comprehensive rules relating to the reporting of securities transactions by directors, officers and stockholders who beneficially own more than 10% of Global's Class A Common Stock. These rules are complex and difficult to interpret. Based solely on a review of Section 16 reports received by Global from Section 16 reporting persons, Global believes that no reporting person has failed to file a Section 16 report on a timely basis during the most recent or any prior fiscal year, except as follows: Irwin L. Gross (one option grant in fiscal year 2000, and acquisition of preferred stock in fiscal year 2001) and James W. Fox (one option grant in fiscal year 1999 and two in fiscal year 2000).

ITEM 10 -- EXECUTIVE COMPENSATION

     The summary compensation table below sets forth the aggregate compensation paid or accrued by Global for the fiscal years ended June 30, 2001 and 2000, and the Transition Period ended June 30, 1999 to (i) the Chief Executive Officer,
(ii) Global's most highly paid executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year and whose total annual salary and bonus exceeded $100,000, and (iii) two individuals who would have been included in the table but for the fact that they were not serving as executive officers of Global at the end of the most recently completed fiscal year (collectively, the "Named Executives").

                                                                                           LONG-TERM
                                                                                          COMPENSATION
                                                           ANNUAL COMPENSATION             SECURITIES
                                                    ----------------------------------     UNDERLYING
NAME AND PRINCIPAL POSITION          FISCAL YEAR    SALARY($)     BONUS($)    OTHER($)     OPTIONS (#)
---------------------------          -----------    ---------     --------    --------     -----------
Irwin L. Gross,                         2001        250,000(1)         --         --               --
Chief Executive Officer                 2000        190,846       250,000         --        1,500,000
                                        1999             --            --         --               --

James W. Fox, President                 2001        125,000(2)         --     56,170(3)            --
                                        2000        242,046        45,000         --           25,000
                                        1999        104,718            --         --          105,000

Patrick J. Fodale,                      2001        150,000(4)     26,923         --               --
Chief Financial Officer                 2000        104,708            --     39,766 (5)       75,000
                                        1999             --            --         --               --

Eric Greenberg, President -             2001        175,385(6)         --         --          100,000
Gaming Operations                       2000             --            --         --               --
                                        1999             --            --         --               --

David N. Shevrin, Vice President -      2001        132,000(7)         --         --               --
Business Development                    2000        115,670        22,000         --           25,000
                                        2001         71,924            --         --           75,000

S. Lance Silver,                        2001        118,500(8)         --         --               --
General Counsel                         2000         82,500        11,000         --           75,000
                                        1999             --            --         --               --

----------
(1) Due to liquidity issues, Mr. Gross has been receiving half-salary since December 2000. Thus, $182,692 was actually paid and $67,308 has been deferred indefinitely.
(2)  Mr. Fox left our employ on December 31, 2000.
(3)  Represents severance payments made to Mr. Fox after December 31, 2000.
(4) Due to liquidity issues, Mr. Fodale received half-salary since December 2000. He left our employ on March 31, 2001. Thus, $121,154 was actually paid and $28,846 has been deferred indefinitely.

(5) Represents reimbursement of moving expenses incurred by Mr. Fodale in his relocation to New York City to begin work for us in December 1999.
(6) Due to liquidity issues, Mr. Greenberg has been receiving half-salary since December 2000. Thus, $124,231 was actually paid and $51,154 has been deferred indefinitely.
(7) Due to liquidity issues, Mr. Shevrin has been receiving half-salary since December 2000. Thus, $96,462 was actually paid and $35,538 has been deferred indefinitely.
(8) Due to liquidity issues, Mr. Silver has been receiving half-salary since December 2000. Thus, $86,596 was actually paid and $31,904 has been deferred indefinitely.

OPTION GRANTS IN FISCAL YEAR

     Mr. Eric Greenberg received, during the year ended June 30, 2001, an option to purchase 100,000 shares of the Company's common stock. These options, exercisable at $4 per share, vest monthly in equal monthly amounts over the three years following the date of grant and expire on August 2, 2010.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

     The following table sets forth the stock options exercises made during the fiscal year ended June 30, 2001 by the Named Executives, as well as the value of their unexercised stock options as of the end of the Period:

                                                    NUMBER OF SECURITIES
                                                    UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                        SHARES                           OPTIONS AT             IN-THE-MONEY OPTIONS AT
                      ACQUIRED ON     VALUE             JUNE 30, 2001                JUNE 30, 2001
      NAME            EXERCISE(#)   REALIZED($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE($)(1)
      ----            -----------   -----------   -------------------------   -------------------------------
Irwin L. Gross            --            --               775,000/725,000                   --/--
James W. Fox              --            --                93,000/0(2)                      --/--
Patrick J. Fodale         --            --                30,000/45,000                    --/--
Eric Greenberg            --            --                27,780/72,220                    --/--
David N. Shevrin          --            --                62,500/37,500                    --/--
S. Lance Silver           --            --                50,000/25,000                    --/--

----------
(1) None of these options had an exercise price less than the closing bid price per share of Global's Class A Common Stock on September 28, 2001.
(2) Mr. Fox's separation letter provided that 93,000 of his options would be deemed vested and the remainder canceled.

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

     James W. Fox served as Global's President and Chief Operating Officer pursuant to the terms of an employment agreement that terminated on December 31, 2000. Mr. Fox's employment with Global was not renewed. Under the agreement, Mr. Fox was to receive a minimum annual base salary of $225,000 and, subject to the achievement of assigned goals, bonuses of not less than 20% of his annual salary. Mr. Fox also received 105,000 10-year options under Global's 1997 Stock Option Plan, which vest in increments of 21,000 options per year pursuant to the terms of the employment agreement. The employment agreement provided for a severance payment in the event that Global terminated Mr. Fox other than for "cause" as defined in the employment agreement. The severance payment would be equal to two times the remaining balance of his base salary for the remainder of the then current term. The employment agreement also provided a payment in the event Global terminated Mr. Fox due to a termination of its business as defined in the employment agreement. In the event of the termination of Global's business, Mr. Fox would receive an amount equal to two times his remaining base salary for the then current term, but not less than his annual base salary for one year. The employment agreement also provides that Global may pay other incentive compensation as may be set by the Board of Directors from time to time, and for such other fringe benefits as are paid to other executive officers. Such fringe benefits took the form of medical and dental coverage and an automobile allowance of $450 per month. Mr. Fox's separation letter provided that 93,000 of his options would be deemed vested and the remainder canceled, and that he would receive severance payments.

     Patrick J. Fodale received a letter regarding his employment from Global on December 3, 1999. Mr. Fodale resigned his position with Global on March 30, 2001. The letter provided for a start date of December 15, 1999 and salary of $200,000 per year. The terms of the letter included a performance-based bonus, with a target of 25% of salary, and a grant of options to purchase 75,000 shares of Global Class A Common Stock, vesting in five equal annual increments beginning with the date of grant. Mr. Fodale also received a $400 per month car allowance and medical and dental coverage. In the event of a termination without "cause" or termination of Global's business, Mr. Fodale would have been entitled to six months base salary. Mr. Fodale was also reimbursed for moving expenses of $39,766.

     Eric Greenberg serves as Global's President - Gaming Operations pursuant to the terms of an employment agreement that terminates on August 1, 2003. Under the agreement, Mr. Greenberg is to receive a minimum annual base salary of $190,000 and, subject to the achievement of assigned goals, bonuses of up to 50% of his annual salary. Mr. Greenberg also received 100,000 options under Global's 1994 Stock Option Plan, which vest in increments of 2,778 per month, with a last increment of 2,770. The employment agreement provides for a severance payment in the event that Global terminates Mr. Greenberg other than for "cause," in connection with termination of its business, or, if after a "change of control" Mr. Greenberg leaves for "good reason." The severance payment would be equal to one-half of his base salary and acceleration of vesting of a portion of his options. The employment agreement also provides that Global may pay other incentive compensation as may be set by the Board of Directors from time to time, and for such other fringe benefits as are paid to other executive officers. Such fringe benefits take the form of medical and dental coverage and an automobile allowance of $500 per month.

ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of November 15, 2001 regarding the ownership of Global's Class A Common Stock and Series E 8% Convertible Preferred Stock by (i) each person known by Global to own beneficially more than five percent of any class of Global's voting securities,
(ii) each director of Global, (iii) the Named Executives and (iv) all executive officers and directors of Global as a group.

                                   CLASS A                   SERIES E 8% CONVERTIBLE
                                 COMMON STOCK                   PREFERRED STOCK(3)
                                 ------------          -------------------------------------
  NAME AND ADDRESS OF             NUMBER OF            PERCENT OF    NUMBER OF    PERCENT OF
  BENEFICIAL OWNER (1)              SHARES              CLASS(2)       SHARES        CLASS
  --------------------              ------              --------       ------        -----
Irwin L. Gross                    3,465,151(4)            22.0%          250(5)       100%
Charles T. Condy                    137,025(6)               *            --           --
Stephen Schachman                   131,400(7)               *            --           --
M. Moshe Porat                      506,400(8)             3.5%           --           --
David N. Shevrin                     65,583(9)               *            --           --
James W. Fox                         99,600(10)              *            --           --
Patrick J. Fodale                    45,000(11)              *            --           --
Eric Greenberg                       41,920(12)              *            --           --
S. Lance Silver                      57,167(13)              *            --           --
All executive officers and
  directors as a group            4,549,246(4)(6)(7)
   (9 persons)                (8)(9)(10)(11)(12)(13)      27.7%           250         100%

----------
*    Less than 1%.

(1) Unless otherwise noted, all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Except as otherwise indicated below, the address of each beneficial owner is c/o Global Technologies, Ltd., The Belgravia, 1811 Chestnut Street, Suite 120, Philadelphia, Pennsylvania 19103.
(2) For Global, these percentages are based on 14,196,682 shares of Global's Class A Common Stock outstanding as of November 15, 2001, except that shares underlying options and warrants to purchase Class A Common Stock exercisable within 60 days are deemed to be outstanding for purposes of calculating the percentage owned by the holder(s) of such options and warrants.

(3) $2,500,000 in advances to us were converted into these 250 shares of preferred stock on March 30, 2001. Each share has a stated value of $10,000 and is convertible into shares of Class A common stock pursuant to the following formula: stated value/0.3125 ($0.3125 was the closing price per share of Class A common stock on March 30, 2001 as reported by the Nasdaq National Market).

(4) Includes 50,948 shares owned by trusts for the benefit of Mr. Gross' children of which Mr. Gross is not a trustee, and 9,000 shares held in custodial accounts for the benefit of Mr. Gross' children of which Mr. Gross' wife serves as custodian. Also includes 149,309 shares owned by Ocean Castle Partners, LLC, and 39,750 shares and warrants currently exercisable for 198,318 shares held by charitable trusts established by Mr. Gross and of which he was trustee until March 23, 2001. Mr. Gross disclaims beneficial ownership of all of these shares.

     Includes 4,498 shares and warrants currently exercisable for 361,596 shares owned jointly by Mr. Gross and his wife. Also includes 775,000 shares issuable to Mr. Gross upon exercise of currently exercisable options. Also includes warrants exercisable for 192,382 shares held by a charitable foundation established by Mr. Gross.

(5) Includes 128 shares held by charitable trusts established by Mr. Gross and of which he was trustee until March 23, 2001. Mr. Gross disclaims beneficial ownership of all of these shares.

     Includes 24 shares owned jointly by Mr. Gross and his wife. Also includes 98 shares held by a charitable foundation established by Mr. Gross.

(6) Includes 90,000 shares issuable to Mr. Condy upon exercise of currently exercisable options, and 30,000 shares issuable to Mr. Condy upon exercise of options exercisable within 60 days.

(7) Includes 90,000 shares issuable to Mr. Schachman upon exercise of currently exercisable options, and 30,000 shares issuable to Mr. Schachman upon exercise of options exercisable within 60 days.

(8) Includes 375,000 shares owned by First Lawrence Capital Corp. over which Dr. Porat retains voting power pursuant to a proxy agreement until January 1, 2002. Also includes 90,000 shares issuable to Dr. Porat upon exercise of currently exercisable options, and 30,000 shares issuable to Dr. Porat upon exercise of options exercisable within 60 days.

(9) Includes 62,500 shares issuable to Mr. Shevrin upon exercise of currently exercisable options, and 833 shares issuable to Mr. Shevrin upon exercise of options exercisable within 60 days.

(10) Includes 93,000 shares issuable to Mr. Fox upon exercise of currently exercisable options.

(11) Includes 30,000 shares issuable to Mr. Fodale upon the exercise of currently exercisable options, and 15,000 shares issuable to Mr. Fodale upon exercise of options exercisable within 60 days.

(12) Includes 36,114 shares issuable to Mr. Greenberg upon exercise of currently exercisable options, and 5,556 shares issuable to Mr. Greenberg upon exercise of options exercisable within 60 days.

(13) Includes 50,000 shares issuable to Mr. Silver upon exercise of currently exercisable options, and 4,167 shares issuable to Mr. Silver upon exercise of options exercisable within 60 days.

ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BHG FLIGHTS, L.L.C.

     We reimburse BHG Flights, L.L.C. for costs and expenses associated with our use for corporate purposes of an airplane owned by BHG. Irwin L. Gross, our Chairman and Chief Executive Officer, owns 50% of the interests in BHG. To date, we have reimbursed BHG approximately $107,585.

PLEDGE OF COLLATERAL FOR MERRILL LYNCH CREDIT FACILITY

     In response to a demand by Merrill Lynch that additional collateral be deposited with Merrill Lynch in connection with our margin loan from Merrill Lynch against 1,000,000 shares of U.S. Wireless Corporation common stock, Mr. Gross, for the benefit of Global, deposited certain collateral with Merrill Lynch on two separate dates - May 31 ($653,671 of collateral) and June 6, 2000 ($956,238 of collateral) - all of which collateral was subsequently released to Mr. Gross on June 27, 2000. Merrill Lynch demanded that additional collateral be deposited in connection with the margin loan again, and, on July 24, 2000, Mr. Gross redeposited the collateral released to him on June 27, 2000. Merrill Lynch, on a third occasion, demanded that additional collateral be deposited in connection with the margin loan, and, on July 27, 2000, Mr. Gross and a charitable foundation that he established deposited an additional $1,129,002 of collateral with Merrill Lynch.

     In connection with Mr. Gross and the foundation's pledge of these amounts of collateral on our behalf, they have been issued warrants to purchase that number of shares of our Class A Common Stock equal to the fair market value of the aggregate amount of collateral deposited as described above with Merrill Lynch (accounting for the amount of collateral released on June 27, 2000 and redeposited on July 24, 2000 only once) divided by the last sale price of a share of our Class A Common Stock on the day on which the deposit was made (using, for purposes of the redeposited collateral, the last sale prices per share for the days on which the deposits were first made). Mr. Gross was therefore issued three tranches of five-year warrants - one to purchase 174,312 shares (exercise price of $3.75 per share, the last sale price per share on May 31, 2000), the second to purchase 159,373 shares (exercise price of $6.00 per share, the last sale price per share on June 6, 2000), and the third to purchase 27,911 shares (exercise price of $5.125 per share, the last sale price per share on July 27, 2000). The foundation was issued one tranche of five-year warrants to purchase 192,382 shares (exercise price of $5.125 per share, the last sale price per share on July 27, 2000).

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

WARRANTS

     As described above, in August and September 2000, each of two charitable trusts established by Mr. Gross advanced $100,000 and $300,000 to us, respectively. These advances were aggregated into notes, dated September 22, 2000, for each of the trusts. Each note is in the principal amount of $400,000, matures on December 31, 2000 and bears interest at 9% per annum. In connection with the advances, each trust was issued five-year warrants to purchase that number of shares of our Class A common stock equal to the amount of each advance made divided by the last sale price per share on the day of each such advance. Each trust was therefore issued two tranches of warrants - one for 28,571 (exercise price of $3.50) shares and the other for 70,588 shares (exercise price of $4.25). Irwin L. Gross, Chairman and Chief Executive Officer of Global, was trustee of each of these trusts until March 23, 2001.

LOANS TO GLOBAL

     Since March 30, 2001, when the conversion of advances to the Series E Preferred Stock discussed above occurred, Mr. Gross, two charitable trusts established by him and a limited partnership controlled by him have funded an additional $847,000 to Global. These advances are currently evidenced by notes that provide for interest at a rate of prime plus 2% per annum, $767,000 of which have been repaid. The remaining debt is secured by a security interest in the equity of TNCi UK owned by Global.

LEASE OF OFFICE SPACE

     Mr. Gross was a principal of Ocean Castle Partners, LLC until April 2000. Ocean Castle leases the approximately 1,500 square feet of office space in which our principal executive offices are located. Pursuant to an agreement between Ocean Castle and us, we pay the landlord for the amount of rent attributable to this space. To date, we have paid a total of $74,136 pursuant to this agreement.

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

2.05    -    Articles of Association of TNCi UK Limited. (23)

2.06    -    Application for Shares. (23)

3.01    -    Certificate of Ownership and Merger. (1)

3.02    -    Amended  and  Restated   Certificate   of   Incorporation   of  the
             Registrant. (1)

3.03    -    By-laws of the Registrant. (1)

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

4.17    -    Form of Warrant  to be issued to  holders  of  Secured  Convertible
             Notes in the event of certain redemptions. (18)

4.18    -    Convertible  Secured Note Purchase  Agreement among  Registrant and the Investors signatory thereto, dated as of October 3, 2000. (21)

4.19    -    Form of 8% Convertible Secured Note issued to Investors. (21)

4.20    -    Stock Pledge Agreement, dated as of October 3, 2000. (21)

4.21    -    Certificate of Designations, Rights, Preferences and Limitations of
             Series D Convertible  Preferred Stock of Global Technologies,  Ltd.
             (24)

4.22    -    Financial  Consulting  Agreement dated as of March 22, 2001 between
             Equilink Capital Partners, LLC and the Registrant. (25)

4.23    -    Letter  Amendment  dated  as of  April  6,  2001  to the  Financial
             Consulting   Agreement  among  the  Registrant,   Equilink  Capital
             Partners,  LLC and certain affiliates of Equilink Capital Partners,
             LLC. (25)

4.24    -    Financial  Advisory and Consulting  Agreement  dated April 12, 2001 among the Registrant,  Equilink Capital Partners,  LLC and National
             Securities Corporation. (25)

4.25    -    Warrant  dated  April  12,  2001  issued  to  National   Securities
             Corporation. (25)

4.26    -    Certificate of Designations, Rights, Preferences and Limitations of
             Series E Convertible  Preferred Stock of Global Technologies,  Ltd.
             (*)

10.01   -    Amended and Restated 1994 Stock Option Plan. (3)

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

10.44   -    Settlement  Agreement by and among  Registrant,  Advantage  Fund II
             Ltd. and Koch Investment Group Ltd. (22)

10.45   -    Note Issued by  Registrant  to Advantage  Fund II Ltd. in Principal
             Amount of $4,800,000. (22)

10.46   -    Note  Issued  by  Registrant  to  Koch  Investment  Group  Ltd.  in
             Principal Amount of $3,200,000. (22)

10.47   -    Release  Among   Registrant,   Advantage  Fund  II  Ltd.  and  Koch
             Investment Group Ltd. (22)

10.48   -    Amendment  dated as of April 26, 2001 to the  Settlement  Agreement dated as of January  31,  2001 by and among  Registrant,  Advantage
             Fund II Ltd. And Koch Investment Group, Ltd. (24)

10.49   -    Securities  Exchange  Agreement  dated as of April 26,  2001  among
             Registrant,  Advantage Fund II, Ltd and Koch Investment Group, Ltd.
             (24)

23.00   -    Consent of BDO Seidman, LLP (*)

23.01   -    Consent of KPMG LLP (*)

99.01   -    Certificate of Designations of Series B Convertible Preferred Stock
             of TNCi dated October 23, 1998. (8)

99.02   -    Amendment dated as of April 29, 1999 to Certificate of Designations of Series B Convertible Preferred Stock of TNCi. (8)

99.03   -    Certificate of Designations of Series C Convertible Preferred Stock
             of TNCi dated as of April 30, 1999. (8)

99.04   -    Certificate of Designations of Series D Convertible Preferred Stock
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

----------
*    Filed Herewith.

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

(15) Incorporated by reference from the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 17, 2000, File No. 333-32772.

(16) Incorporated by reference from the Registrant's Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on April 14, 2000, File No. 333-32772.

(17) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2000, filed with the Securities and Exchange Commission on May 13, 2000, File No. 0-25668.

(18) Incorporated by reference from the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 10, 2000, File No. 333-41096.

(19) Incorporated by reference from the Registrant's Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on August 15, 2000, File No. 333-41096.

(20) Incorporated by reference from the Registrant's Current Report on Form 8-K for the period ended August 18, 2000, filed with the Securities and Exchange Commission on September 5, 2000, File No. 0-25668.

(21) Incorporated by reference from the Registrant's Current Report on Form 8-K dated October 3, 2000, filed with the Securities and Exchange Commission on October 20, 2000, File No. 0-25668.

(22) Incorporated by reference from the Registrant's Current Report on Form 8-K dated February 15, 2001, filed with the Securities and Exchange Commission on February 20, 2001, File No. 0-25668.

(23) Incorporated by reference from the Registrant's Current Report on Form 8-K dated March 5, 2001, filed with the Securities and Exchange Commission on March 20, 2001, File No. 0-25668.

(24) Incorporated by reference from the Registrant's Current Report on Form 8-K dated April 26, 2001, filed with the Securities and Exchange Commission on May 2, 2001, File No. 0-25668.

(25) Incorporated by reference from the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 8, 2001, File No. 333-60424.

REPORTS ON FORM 8-K

     We filed the following Current Reports on Form 8-K during the relevant reporting period:

     * April 5, 2001 explaining that on March 24, 2001, The Network Connection, Inc., an approximately 70% subsidiary at the time, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code with the United States Bankruptcy Court for the Eastern District of Pennsylvania, in Philadelphia.
     * May 2, 2001 describing the exchange of all shares of our outstanding Series C Preferred Stock for shares of our Series D Preferred Stock.
     * June 4, 2001 explaining that we issued a press release regarding our receipt of a Nasdaq Staff Determination on May 23, 2001 indicating that our securities were subject to delisting and that we had requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination.
     * June 13, 2001 explaining that trading in shares of U.S. Wireless Corporation, sales of which had been a primary source of liquidity, had been halted by Nasdaq.

     We filed the following Current Reports on Form 8-K after the relevant reporting period:

     * August 8, 2001 explaining that a Nasdaq Listing Qualifications Panel had determined to delist our securities from The Nasdaq Stock Market effective with the open of business on August 8, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLOBAL TECHNOLOGIES, LTD.


Dated: December 13, 2001                By: /s/ Irwin L. Gross
                                            ------------------------------------
                                            Irwin L. Gross
                                            CHIEF EXECUTIVE OFFICER


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                        TITLE                       DATE
        ---------                        -----                       ----

/s/ IRWIN L. GROSS           Chief Executive Officer           December 13, 2001
--------------------------   and Director
Irwin L. Gross


/s/ STANLEY O. JESTER        Interim Chief Financial Officer   December 13, 2001
--------------------------   (Principal Financial Officer)
Stanley O. Jester


/s/ CHARLES T. CONDY         Director                          December 13, 2001
--------------------------
Charles T. Condy


/s/ STEPHEN SCHACHMAN        Director                          December 13, 2001
--------------------------
Stephen Schachman


/s/ M. MOSHE PORAT           Director                          December 13, 2001
--------------------------
M. Moshe Porat

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants...................    F-2

Independent Auditors' Report.........................................    F-3

Consolidated Balance Sheets as of June 30, 2001 and 2000.............    F-4

Consolidated Statements of Operations for the Years Ended
 June 30, 2001, and June 30, 2000....................................    F-5

Consolidated Statements of Stockholders' Equity (Deficiency) and
 Comprehensive Income (Loss) for the Years Ended June 30, 2001 and
  2000...............................................................  F-6 & F-7
Consolidated Statements of Cash Flows for the Years Ended
 June 30, 2001 and June 30, 2000.. ..................................    F-8

Notes to Consolidated Financial Statements...........................F-9 to F-44

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors
Global Technologies, Ltd.
Philadelphia, Pennsylvania

We  have  audited  the  accompanying   consolidated   balance  sheet  of  Global
Technologies, Ltd and subsidiaries as of June 30, 2001 and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Technologies, Ltd. and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses aggregating $72.4 million for the two year period ended June 30, 2001 and has a stockholders' deficiency of $15.7 million and a working capital deficiency of $8.4 million at June 30, 2001 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is also a defendant in several legal proceedings, as described more fully in Note 16 to the consolidated financial statements, the outcome of which are not presently determinable.

As discussed in Note 2 to the financial statements, the Company's majority - owned subsidiary, The Network Connection, Inc., filed for protection under Chapter XI of the Bankruptcy Code. The net liabilities of the subsidiary of $5.9 million at June 30, 2001 have been classified as a deferred credit on the consolidated balance sheet. The disposition of the deferred credit is contingent upon the bankruptcy court's ultimate resolution of the matter.


                                        BDO Seidman, LLP


Philadelphia, Pennsylvania

November 15, 2001

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Global Technologies, Ltd. and subsidiaries:

We have audited the accompanying consolidated balance sheet of Global Technologies, Ltd. and subsidiaries as of June 30, 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Global Technologies, Ltd. and subsidiaries as of June 30, 2000 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ KPMG LLP

Phoenix, Arizona
September 27, 2000,
except for Note 10(c) paragraph 1,
which is as of October 4, 2000

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     June 30,           June 30,
                                                                       2001               2000
                                                                  -------------       -------------
                                  ASSETS
Current Assets:
  Cash and cash equivalents                                       $      45,650       $   3,761,301
  Restricted cash                                                        70,538             766,748
  Investment securities                                                      --          64,125,000
  Accounts receivable                                                        --              55,951
  Prepaid expenses                                                      115,333             846,957
  Assets held for sale                                                1,700,000                  --
  Deferred tax asset                                                         --          24,439,131
  Other current assets                                                   48,144           2,204,803
                                                                  -------------       -------------

      Total current assets                                            1,979,665          96,199,891

  Investments                                                                --              75,000
  Note receivable from related party                                         --             117,612
  Property and equipment, net                                           556,009          17,222,957
  Intangibles, net                                                           --           6,697,955
  Other assets                                                           83,678           1,412,516
                                                                  -------------       -------------

      Total assets                                                $   2,619,352       $ 121,725,931
                                                                  =============       =============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable                                                $   1,809,255       $   9,956,182
  Accrued liabilities                                                 1,466,819           3,516,012
  Deferred credit                                                     5,929,024                  --
  Accrued product warranties                                                 --             141,796
  Notes payable                                                         747,560           6,314,129
  Notes payable to related parties                                      401,000             800,000
                                                                  -------------       -------------

      Total current liabilities                                      10,353,658          20,728,119
Notes payable                                                         8,000,000           4,000,000
Accrued litigation settlement                                                --             875,000
                                                                  -------------       -------------

      Total liabilities                                              18,353,658          25,603,119
                                                                  -------------       -------------

Minority interest                                                            --                  --

Stockholder's equity (deficiency):
  Series C 5% convertible preferred stock, 1,000 shares
   designated,  zero shares and 1,000 shares issued and
   outstanding respectively                                                  --                  10
  Series D 5% convertible preferred stock, 1,000 shares
   designated, 150 and zero shares issued and outstanding
   Respectively                                                               2                  --
  Series E 8% convertible preferred stock, 250 shares
   Designated, 250 shares issued and outstanding                              3                  --
  Class A common stock, one vote per share, par value $.01
   Share, 40,000,000 shares authorized; 14,196,682 and
   10,395,015 issued and outstanding, respectively                      141,967             103,952
  Additional paid-in capital                                        142,846,151         135,358,848
  Accumulated other comprehensive income (loss)                        (558,626)         84,157,758
  Accumulated deficit                                              (158,163,803)       (123,497,756)
                                                                  -------------       -------------

      Total stockholders' equity (deficiency)                       (15,734,306)         96,122,812
                                                                  -------------       -------------

      Total liabilities and stockholders' equity (deficiency)     $   2,619,352       $ 121,725,931
                                                                  =============       =============

          See accompanying notes to consolidated financial statements.

                            GLOBAL TECHNOLOGIES, LTD.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            YEAR ENDED JUNE 30
                                                                      -------------------------------
                                                                          2001               2000
                                                                      ------------       ------------
Revenues:
  Equipment sales                                                     $     84,149       $  6,983,787
  Service income                                                           206,146            413,209
                                                                      ------------       ------------
                                                                           290,295          7,396,996
                                                                      ------------       ------------
Costs and expenses:
  Cost of equipment sales                                                   61,753          4,867,519
  Cost of service income                                                   170,083            148,221
  General and administrative expenses                                   19,249,060         21,166,771
  Expenses associated with investments                                          --          1,944,743
  Loss on write off of intangibles                                       5,547,560                 --
  Loss from impairment of long-lived assets                             10,719,040                 --
  Special charges                                                          725,753          2,156,205
  Amortization of intangibles                                            1,150,395            912,553
                                                                      ------------       ------------
                                                                        37,623,644         31,196,012
                                                                      ------------       ------------

      Operating loss                                                   (37,333,349)       (23,799,016)
Other:
  Interest expense                                                      (4,278,315)        (5,948,347)
  Interest income                                                           47,264            655,194
  Equity in loss of nonconsolidated affiliates                                  --        (10,345,210)
  Gain on sale of investments                                            4,282,844                 --
  Gain on legal settlement                                               1,336,563                 --
  Other income (expense)                                                   108,054            (14,339)
                                                                      ------------       ------------
      Loss before minority interest and
        extraordinary item                                             (35,836,939)       (39,451,718)
Minority interest                                                        1,869,009          1,612,529
                                                                      ------------       ------------

      Loss before extraordinary item                                   (33,967,930)       (37,839,189)

Extraordinary loss on extinguishment of debt                              (698,117)                --
                                                                      ------------       ------------

      Net Loss                                                         (34,666,047)       (37,839,189)

Cumulative dividend on preferred stock                                     (50,000)          (187,415)

Redemption of preferred stock                                             (173,469)           509,183
                                                                      ------------       ------------

      Net loss attributable to common shareholders                    $(34,889,516)      $(37,517,421)
                                                                      ============       ============
Loss per common share: basic and diluted
  Loss per common share before extraordinary item                     $      (2.96)      $      (3.81)
  Extraordinary loss on extinguishments of debt                       $       (.06)                --
                                                                      ------------       ------------

Loss per common share                                                 $      (3.02)      $      (3.81)
                                                                      ============       ============

Weighted average common shares outstanding: basic and diluted           11,541,469          9,842,392
                                                                      ============       ============

          See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                         AND COMPREHENSIVE INCOME (LOSS)


                                                                CLASS A              CLASS B         SERIES A      SERIES C, D, & E
                                                             COMMON STOCK         COMMON STOCK    PREFERRED STOCK   PREFERRED STOCK
                                                          -------------------    --------------   ---------------   --------------
                                                          SHARES       AMOUNT    SHARES  AMOUNT   SHARES  AMOUNT    SHARES  AMOUNT
                                                          ------       ------    ------  ------   ------  ------    ------  ------
Balance as of June 30, 1999                              8,151,965   $  81,521      --   $   --     3,000  $ 30         --  $  --
Exercise of stock options                                  132,306       1,323      --       --        --    --         --     --
Issuance of stock for purchase of Series Notes             581,415       5,814      --       --        --    --         --     --
Issuance of stock to officers and directors              1,544,250      15,443      --       --        --    --         --     --
Issuance of warrants and stock to third parties
  for services and in connection with financing             22,500         225      --       --        --    --         --     --
Treasury stock purchases                                        --          --      --       --        --    --         --     --
Issuance of Series C preferred stock                            --          --      --       --        --    --      1,000     10
Redemption of Series A preferred stock                          --          --      --       --    (3,000)  (30)        --     --
Conversion of Note Payable to TNCi common stock                 --          --      --       --        --    --         --     --
Unit purchase options                                      168,897       1,689      --       --        --    --         --     --
TNCi purchase of outstanding warrants                           --          --      --       --        --    --         --     --
Advance under equity purchase agreement                         --          --      --       --        --    --         --     --
Net issuance of TNCi commitment shares associated
  with equity purchase agreement                                --          --      --       --        --    --         --     --
Beneficial conversion on convertible notes                      --          --      --       --        --    --         --     --
Compensation expense related to stock option
  modifications                                                 --          --      --       --        --    --         --     --
Issuance of warrants to related party                           --          --      --       --        --    --         --     --
Fractional shares paid for stock dividend                      (38)         --      --       --        --    --         --     --
Retirement of treasury stock                              (582,530)     (5,825)     --       --        --    --         --     --
Issuance of stock in legal settlements                     376,250       3,762      --       --        --    --         --     --
Equity attributable to minority interest                        --          --      --       --        --    --         --     --
Comprehensive income(loss):
  Gain/Loss on foreign currency translation                     --          --      --       --        --    --         --     --
  Net unrealized gain on investments                            --          --      --       --        --    --         --     --
  Unrealized tax benefit of NOL carryforward                    --          --      --       --        --    --         --     --
  Net Loss                                                      --          --      --       --        --    --         --     --
                                                       -----------   ---------   -----    -----   -------   ---    -------   ----

Balance as of June 30, 2000                             10,395,015     103,952      --       --        --    --       1000     10
Issuance of warrants to related party                           --          --      --       --        --    --         --     --
Issuance of common stock in legal settlements              305,045       3,050      --       --        --    --         --     --
Conversion of Note Payable to common stock                 562,500       5,625      --       --        --    --         --     --
Issuance of common stock related to                             --          --      --       --        --    --         --     --
  Consulting Agreement with Equilink                     1,700,000      17,000      --       --        --    --         --     --
Beneficial conversion on secured notes                          --          --      --       --        --    --         --     --
Redemption of secured convertible notes                         --          --      --       --        --    --         --     --
Conversion of Series C & D Preferred stock to
  common stock                                           1,234,122      12,340      --       --        --    --       (850)    (8)
Conversion of related party debt to Preferred stock             --          --      --       --        --    --        250      3
Incremental increase in capital of TNCi
Comprehensive income (loss):
  Gain/loss on foreign currency translation                     --          --      --       --        --    --         --     --
  Net unrealized gain on investments                            --          --      --       --        --    --         --     --
  Unrealized tax benefit of NOL carryforward                    --          --      --       --        --    --         --     --
  Net Loss                                                      --          --      --       --        --    --         --     --
                                                       -----------   ---------   -----    -----   -------   ---    -------   ----

Balance as of June 30, 2001                             14,196,682   $ 141,967      --       --        --    --        400   $  5
                                                       ===========   =========   =====    =====   =======   ===    =======   ====

          See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Continued)



                                                                          ACCUMULATED
                                                        ADDITIONAL           OTHER
                                                          PAID-IN        COMPREHENSIVE     ACCUMULATED
                                                          CAPITAL        INCOME (LOSS)       DEFICIT
                                                       -------------     ------------     -------------

Balance as of June 30, 1999                            $ 113,435,479     $    (10,107)    $ (85,658,567)
Exercise of stock options                                    563,386               --                --
Issuance of stock for purchase of Series Notes             1,647,812               --                --
Issuance of stock to officers and directors                2,669,495               --                --
Issuance of warrants and stock to third parties
  for services and in connection with financing            1,949,223               --                --
Treasury stock purchases                                          --               --                --
Issuance of Series C preferred stock                       9,847,405               --                --
Redemption of Series A preferred stock                    (3,570,787)              --                --
Conversion of Note Payable to TNCi common stock              399,800               --                --
Unit purchase options                                      2,109,430               --                --
TNCi purchase of outstanding warrants                       (296,036)              --                --
Advance under equity purchase agreement                      447,544               --                --
Net issuance of TNCi commitment shares associated
  With equity purchase agreement                             606,133               --                --
Beneficial conversion on convertible notes                 4,000,000               --                --
Compensation expense related to stock option
  Modifications                                              278,318               --                --
Issuance of warrants to related party                      2,324,195               --                --
Fractional shares paid for stock dividend                       (519)              --                --
Retirement of treasury stock                              (1,583,125)              --                --
Issuance of stock in legal settlements                       972,409               --                --
Equity attributable to minority interest                    (441,314)              --                --
Comprehensive income(loss):
  Loss on foreign currency translation                            --       (1,369,104)               --
  Net unrealized gain on investments                              --       61,097,838                --
  Unrealized tax benefit of NOL carryforward                      --       24,439,131                --

  Net Loss                                                        --               --       (37,839,189)
                                                       -------------     ------------     -------------

Balance as of June 30, 2000                              135,358,848       84,157,758      (123,497,756)

Issuance of warrants to related party                      1,070,527               --                --
Issuance of common stock in legal settlements              1,106,691               --                --
Conversion of Note Payable to common stock                 1,212,933               --                --
Issuance of common stock related to
  Consulting Agreement with Equilink                         561,000               --                --
Beneficial conversion expense on secured notes               842,300               --                --
Redemption of secured convertible notes                   (2,909,704)              --                --
Conversion of Series C & D preferred stock to
  common stock                                                    --               --                --
Conversion of related party debt to preferred stock        2,499,997               --                --
Incremental increase in capital of TNCi                    3,103,559        3,103,559
Comprehensive income (loss):
  Gain on foreign currency translation                            --          820,585                --
  Net unrealized gain on investments                              --      (61,097,838)               --
  Unrealized tax benefit of NOL carryforward                      --      (24,439,131)               --

  Net Loss                                                        --               --       (34,666,047)
                                                       -------------     ------------     -------------

Balance as of June 30, 2001                            $ 142,846,151     $   (558,626)    $(158,163,803)
                                                       =============     ============     =============

                                                                           TOTAL
                                                                       STOCKHOLDERS'    COMPREHENSIVE
                                                        TREASURY          EQUITY           INCOME
                                                          STOCK        (DEFICIENCY)        (LOSS)
                                                       -----------     ------------     -------------
Balance as of June 30, 1999                            $  (193,990)    $ 27,654,366
Exercise of stock options                                       --          564,709
Issuance of stock for purchase of Series Notes                  --        1,653,626
Issuance of stock to officers and directors                     --        2,684,938
Issuance of warrants and stock to third parties
  for services and in connection with financing                 --        1,949,448
Treasury stock purchases                                (1,394,960)      (1,394,960)
Issuance of Series C preferred stock                            --        9,847,415
Redemption of Series A preferred stock                          --       (3,570,817)
Conversion of Note Payable to TNCi common stock                 --          399,800
Unit purchase options                                           --        2,111,119
TNCi purchase of outstanding warrants                           --         (296,036)
Advance under equity purchase agreement                         --          447,544
Net issuance of TNCi commitment shares associated
  With equity purchase agreement                                --          606,133
Beneficial conversion on convertible notes                      --        4,000,000
Compensation expense related to stock option
  Modifications                                                 --          278,318
Issuance of warrants to related party                           --        2,324,195
Fractional shares paid for stock dividend                       --             (519)
Retirement of treasury stock                             1,588,950
Issuance of stock in legal settlements                          --          976,171
Equity attributable to minority interest                        --         (441,314)
Comprehensive income(loss):
  Loss on foreign currency translation                          --       (1,369,104)    $  (1,369,104)
  Net unrealized gain on investments                            --       61,097,838        61,097,838
  Unrealized tax benefit of NOL carryforward                    --       24,439,131        24,439,131

  Net Loss                                                      --      (37,839,189)      (37,839,189)
                                                       -----------     ------------     -------------

Balance as of June 30, 2000                                     --       96,122,812     $  46,328,676
                                                                                        =============
Issuance of warrants to related party                           --        1,070,527
Issuance of common stock in legal settlements                   --        1,109,741
Conversion of Note Payable to common stock                      --        1,218,558
Issuance of common stock related to
  Consulting Agreement with Equilink                            --          578,000
Beneficial conversion expense on secured notes                  --          842,300
Redemption of secured convertible notes                         --       (2,909,704)
Conversion of Series C & D preferred stock to
common stock                                                    --           12,332
Conversion of related party debt to preferred stock             --        2,500,000
Incremental increase in capital of TNCi
Comprehensive income (loss):
  Gain on foreign currency translation                          --          820,585     $     820,585
  Net unrealized gain on investments                            --      (61,097,838)      (61,097,838)
  Unrealized tax benefit of NOL carryforward                    --      (24,439,131)      (24,439,131)

  Net Loss                                                      --      (34,666,047)      (34,666,047)
                                                       -----------     ------------     -------------

Balance as of June 30, 2001                                     --     $(15,734,306)    $(119,382,431)
                                                       ===========     ============     =============

          See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED JUNE 30
                                                                            -----------------------------
                                                                                2001             2000
                                                                            ------------     ------------
Cash flows from operating activities:
  Net loss                                                                  $(34,666,047)    $(37,839,189)
  Adjustments to reconcile net loss to net cash
   Used in operating activities:
    Depreciation and amortization                                              2,798,432        2,080,472
    Gain on sale of investments                                               (4,282,844)              --
    Gain on legal settlement                                                  (1,336,563)              --
    Equity in loss of nonconsolidated affiliate                                       --       10,345,210
    Non-cash expenses associated with investments                                174,990        1,944,743
    Loss applicable to minority interest                                      (1,869,009)      (1,612,529)
    Special charges                                                              725,753        2,156,205
    Loss from impairment of long-lived assets                                 10,719,040               --
    Loss on sale of assets held for sale                                              --           37,893
    Loss on sale of furniture                                                         --           44,300
    Non-cash financial advisory expenses                                         561,000               --
    Non-cash compensation expense                                                267,868        1,905,419
    Non-cash interest expense                                                  3,497,937               --
    Non-cash expenses                                                                 --        5,729,936
    Loss from write down of intangibles assets                                 5,547,560               --
    Extraordinary loss on extinguishments of debt                                698,117               --
    Loss on write off of note receivable                                         117,612               --
  Changes in assets and liabilities, net of acquisition:
    (Increase) decrease in accounts receivable                                   (12,268)          72,538
    (Increase) in inventories                                                         --         (957,625)
    (Increase) decrease in prepaid expenses and other current assets           2,815,016       (1,907,400)
    Increase (decrease) in accounts payable                                   (3,481,975)       7,763,641
    Increase (decrease) in accrued liabilities                                  (852,021)         531,826
    Increase in deferred revenue                                                      --          374,234
    Increase in accrued product warranties                                            --          141,796
    Decrease in accrued litigation settlement                                   (875,000)        (125,000)
                                                                            ------------     ------------
         Net cash used in operating activities                               (19,452,402)      (9,313,530)
                                                                            ------------     ------------
Cash flows from investing activities:
  Maturities of investment securities                                                 --        1,450,079
  Purchases of investment securities                                                  --       (1,839,643)
  Sales of investment securities                                              12,779,913        4,994,422
  Investments in affiliates                                                      (99,990)     (10,988,268)
  Payments received on related party note receivable                                  --           42,381
  Purchases of property and equipment                                         (3,450,507)     (18,254,276)
  Proceeds from sale of equipment                                                     --          799,638
  Proceeds from sale of Donativos                                                     --        1,216,155
  Proceeds from sale of assets held for sale                                          --          762,107
  Decrease in restricted cash                                                    696,210          645,988
  Payments to purchase Series A, D and E notes                                        --         (610,000)
                                                                            ------------     ------------
         Net cash provided by (used in) investing activities                   9,925,626      (21,781,417)
                                                                            ------------     ------------
Cash flows from financing activities:
  Issuance of secured convertible notes                                        7,000,000               --
  Issuance of Series E Preferred Stock of Subsidiary                             908,749               --
  Issuance of Unsecured Convertible Notes                                        200,000               --
  Issuance of Series C Preferred Stock                                                --        9,660,000
  Redemption of Series A Preferred Stock                                              --       (3,570,817)
  Net convertible debt borrowings                                                     --        3,985,000
  Exercise of unit purchase options                                                   --        2,111,119
  Purchase of treasury stock                                                          --       (1,394,960)
  Redemption of Secured Convertible Notes                                     (3,405,000)              --
  Payments on notes payable                                                       (4,542)        (790,092)
  Net (repayments) borrowings under Secured Credit Facility                   (5,761,825)       6,327,730
  Issuance of stock to directors and officers                                  1,000,000        2,684,938
  Issuance of common stock of subsidiary                                       1,794,076
  Advances under equity purchase agreement                                            --          500,000
  Re-purchase of outstanding warrants                                                 --         (296,040)
  Advances from related parties                                                4,176,046          800,000
  Proceeds from issuance of common stock                                          17,000               --
  Employee stock option purchases                                                     --          564,710
                                                                            ------------     ------------
         Net cash provided by financing activities                             5,924,504       20,581,588
                                                                            ------------     ------------

Effect of exchange rate on cash and cash equivalents                            (113,379)      (1,246,614)
                                                                            ------------     ------------

         Net decrease in cash and cash equivalents                            (3,715,651)     (11,759,974)
Cash and cash equivalents at beginning of period                               3,761,301       15,521,275
                                                                            ------------     ------------

Cash and Cash equivalents at end of period                                  $     45,650     $  3,761,301
                                                                            ============     ============

          See accompanying notes to consolidated financial statements.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

(a) DESCRIPTION OF BUSINESS

     Global Technologies, Ltd., and subsidiaries ("Global or the "Company"), in the past, was engaged in developing, managing and commercializing emerging growth companies, primarily in the technology and telecommunications sectors. As a result of difficult market conditions and a determination by management to re-focus operations, Global is now concentrating its efforts on entertainment and information systems for the passenger rail market through its United Kingdom majority-owned subsidiary, TNCi UK Limited ("TNCi UK"), a company incorporated under the laws of England and Wales. Global currently owns 60% of TNCi UK.

     On March 24, 2001, the Network Connection, Inc. ("TNCi"), a Global majority-owned subsidiary, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. TNCi designed, manufactured, and installed information and entertainment systems. TNCi was acquired by the Company during May 1999. TNCi owns the 40% balance of TNCi UK.

     The Company has suffered losses aggregrating $72.4 million for the two year period ended June 30, 2001 and has a stockholders' deficiency of $15.7 million and a working capital deficiency of $8.4 million at June 30, 2001 that raise substantial doubt about its ability to continue as a going concern.

     Since April 2001, and through the date of the sale of certain of the Company's lottery equipment in November, 2001, the Company's cash requirements, including the cash requirements of TNCi UK, have been met through advances from the Company's Chief Executive Officer, Mr. Irwin L. Gross. Through that date, Mr. Gross had advanced approximately $850,000. The Company received approximately $1.4 million from the sale of the lottery equipment in November 2001. The Company repaid Mr. Gross approximately $767,000 from the lottery equipment proceeds. At November 15, 2001 the Company has cash of approximately $400,000.

     The Company believes it has sufficient cash to fund its requirements and the cash requirements of TNCi UK through January 2002. We plan to sell a portion of or borrow against our investment in the interactive entertainment and information system for the passenger rail market to cover our financial obligations and to continue to execute on our business strategy. We provide no assurance that we will be able to sell a portion of or borrow against our assets at planned times or for prices necessary to meet our financial obligations or to take advantage of investment opportunities consistent with our business strategy.

(b) PRINCIPLES OF CONSOLIDATION

     Global Technologies, Ltd. and its wholly-owned subsidiaries: GTL Subco, Inc., GTL Lottoco, Inc., GTL Investments, GlobalTech Holdings Limited, GTL Management Limited ("GTL Management"), GTL Leasing Limited ("GTL Leasing"), Lottery Sales Company Limited, Interactive Flight Technologies (Gibraltar)
Limited, GlobalTec Networks, LLC and MTJ Corp., and its majority owned subsidiaries, TNCi and TNCi UK Limited, are referred to herein as "Global" or the "Company".

     As a result of TNCi's bankruptcy filing Global does not have a controlling financial interest after that date, as defined in accordance with Statement of Financial Accounting Standards No. 94 "Consolidation of All Majority-Owned Subsidiaries". Consequently, pending resolution of the bankruptcy filing, the net liabilities of TNCi, as of March 31, 2001 have been classified as a Deferred Credit in the consolidated balance sheet. Results of TNCi's operations for the period from March 24, 2001 through March 31, 2001 are not significant and have not been eliminated from operations. Operations of TNCi have not been consolidated subsequent to March 31, 2001.

     On March 7, 2001, TNCi announced that it was suspending its hotel operations and discontinuing its other domestic operations in order to focus on long-haul train operations to be provided through its then wholly owned

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsidiary, TNCi UK. TNCi UK's directors had informed TNCi on March 2, 2001 that it was on the verge of insolvency and subject to imminent voluntary dissolution under English law. Global, in order to provide TNCi UK with funds for ongoing operations and to avoid insolvency, committed to pay $600,000 for 600 shares of TNCi UK 9% cumulative, convertible preferred stock. $446,980 of this amount had been funded through June 30, 2001 and the balance is represented by a note payable to TNCi UK. The preferred shares are convertible into ordinary shares and vote as if they are ordinary shares. As a result of this transaction, Global acquired a 60% interest in TNCi UK and TNCi maintains the remaining 40%.

     The equity method of accounting was used for the Company's 50% or less owned affiliates over which the Company has the ability to exercise significant influence. The amount by which the Company's carrying value exceeds its share of the underlying net assets of equity affiliates ("Equity Goodwill") was amortized over five years on a straight-line basis which adjust the Company's share of the affiliates earnings or losses.

     The equity method of accounting requires that when it is determined that only one party in an investment has any tangible assets at risk, 100% of the equity loss should be recorded by that party without regard to the percent ownership in the investment. The Company determined during the quarter ended December 31,1999 that it retained the majority of the financial risk related to Inter Lotto (UK) Limited ("Inter Lotto") and, accordingly, recorded against its investment, 100% of the loss incurred by Inter Lotto for the fiscal year ended June 30, 2000.

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

(d) CASH EQUIVALENTS

     The  Company   considers  all  highly  liquid   investments  with  original
maturities at the date of purchase of three months or less to be cash equivalents.

(e) INVESTMENT SECURITIES

     Investment securities at June 30, 2000 consisted of corporate equity securities issued by U.S. Wireless Corporation and Shop4cash. U.S. Wireless Corporation filed, on August 29, 2001, for protection under Chapter 11 of the Bankruptcy Code. The Company's remaining basis of approximately $482,000 in its U.S. Wireless Corporation securities was charged to loss on investment securities during the year ended June 30, 2001. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the equity and debt securities are classified at June 30, 2000 as available-for-sale and carried at fair value, based on quoted market prices. The net unrealized gains or losses on these investments were reported in stockholders' equity. The specific identification method is used to compute the realized gains and losses on the investment securities.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(f) INTANGIBLES

     Intangibles consisted of goodwill and trademarks and represented the excess of the purchase price over the fair value of the net assets acquired. On March 7, 2001, TNCi announced that it had re-evaluated certain aspects of its business and would focus its efforts on the Company's operations in the United Kingdom and discontinue and suspend its domestic operations. In connection with this discontinuance and suspension of domestic operations, TNCi determined it necessary to write off all of the intangible assets on its balance sheet, which consisted of goodwill and certain intellectual property. As a result, TNCi determined that the remaining unamortized intangibles were worthless and a loss on write off of intangibles in the amount of $5,547,560 was recorded.

     Prior to the write off, goodwill had been amortized over five years using the straight-line method. Effective May 1, 2000, the Company revised its estimate of the remaining useful life of its goodwill from ten years to five years as a result of economic events which occurred during the period. Goodwill amortization expense was $1,150,395 and $896,287 in the year ended June 30, 2001 and June 30, 2000, respectively. Had the Company assumed a five-year life for goodwill amortization at the beginning of the year, additional expense of approximately $593,000 (unaudited) would have been recorded for the year-ended June 30, 2000.

     Trademarks are stated at fair market value at the date of acquisition and were amortized over ten years using the straight-line method.

     The company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of intangibles may warrant revision or that the remaining balances may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of assets in measuring whether an asset is recoverable. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the intangible to its estimated fair value. There were no remaining intangible assets at June 30, 2001.

(g) PROPERTY AND EQUIPMENT

     Property and  equipment  are stated at the lower of cost or net  realizable value. Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the underlying lease term or asset life. Property and equipment at June 30, 2001 is primarily equipment and information systems used in the information and entertainment systems business carried on through TNCi UK.

     In October 2000, the Company began to shut down its lottery network, consisting of a central computer system and terminals connected to the central system via wireless technology. The Company, through its wholly owned United Kingdom subisidaries, had previously operated lotteries on behalf of charities in Great Britain. The Company de-installed and warehoused the terminals and system while seeking a purchaser. The Company has sold or otherwise disposed of most of the terminals and has recorded a loss on disposition and writedown of equipment of approximately $7.4 million.

     On March 7, 2001, TNCi, a majority owned subsidiary of the Company, announced that it had re-evaluated certain aspects of its business and would focus it's efforts on the Company's operations in the United Kingdom and discontinue its domestic operations. TNCi wrote down the value of equipment and systems, primarily installed interactive entertainent systems, by approximately $3.3 million.

     Guest pay interactive systems at June 30, 2000 consisted of equipment and related costs of installation. Construction in progress at June 30, 2000 consisted of purchased and manufactured parts of partially installed guest pay interactive systems.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h) REVENUE RECOGNITION

     The Company's revenue derived from sales and installation of equipment was recognized upon installation and acceptance by the customer. Fees derived from servicing installed systems are recognized when earned, according to the terms of the service contract. Revenue pursuant to contracts that provide for revenue sharing with customers and/or others was recognized in the period the services are purchased by the systems' end users (i.e., a hotel guest). Revenue earned pursuant to extended warranty agreements was recognized ratably over the warranty period. The Company is currently negotiating to install its systems in passenger trains in Europe and currently has no other revenue streams.

(i) IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the potential impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.

(j) INCOME TAXES

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

(k) NET LOSS PER SHARE

     Basic net loss per share is computed by dividing loss attributable to common stockholders, by the weighted average number of common shares outstanding for all periods presented. All stock options and warrants outstanding have been excluded from the weighted average number of common shares outstanding because their inclusion would have been anti-dilutive. There were options and warrants outstanding, at June 30, 2001, to purchase 3,904,971 shares of the Company's class A common stock.

     In November 1999, the Company redeemed the Series A Stock valued at $4,080,000 for cash of $3,520,000, plus payment of $50,817 for legal fees related to the transaction. The resulting $509,183 discount represents the excess carrying value amount of the preferred stock over the fair value of consideration transferred to the holders of the preferred stock, and is added back to net loss at June 30, 2000 to arrive at net loss available to common shareholders for determining basic net loss per share for the year ended June 30, 2000. In August 2000, TNCi issued 100 shares of Series E convertible preferred stock that included an embedded beneficial conversion feature. The net loss attributable to common stockholders was increased by $173,469, the estimated value of the beneficial conversion feature.

(l) STOCK-BASED COMPENSATION

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

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(m) RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB 25). This interpretation clarifies the application of APB No. 25 by clarifying the definition of an employee, the determination of non-compensatory plans and the effect of modifications to stock options. This interpretation was effective July 1, 2000 and did not have a material effect on Global's consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board finalized FASB statement No. 141, Business Combinations (SFAS 141), and No.142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the company reclassify the carrying amounts of intangible assets and goodwill based on criteria specified in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life would be tested for impairment in accordance with guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from due date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the Company wrote off its net carrying amount of goodwill and other intangible assets totaling $5,547,460. Amortization expense during the year ended June 30, 2001 was $1,150,395. The Company has determined that the adoption of SFAS 141 and SFAS 142 will not have a significant impact on its financial position, results of operations, and cash flows in the foreseeable future.

     The FASB recently issued FASB Statement No. 143, Accounting for Retirement Obligations, to address accounting for asset retirement obligations and associated retirement costs of long-lived assets. It will apply to costs such as those incurred to close a nuclear power plant, an offshore oil platform, a mine (e.g., coal or other natural resources), or a landfill as well as similar costs incurred in other industries. The Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, to indicate that a company should account for obligations for dismantlement, restoration, and abandonment costs in accordance with Statement 143. It also applies to rate-regulated entities that meet the criteria for application of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Statement 143 is effective for years beginning after June 15, 2002. Management has determined that there will be no material potential impact on financial position, results of operations and cash flows.

     The FASB recently issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management has not determined the potential impact on financial position, results of operations and cash flows.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(n) FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's United Kingdom ("UK") subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Assets and liabilities of the subsidiaries are translated into U.S. dollars at current or historical exchange rates. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded directly as a separate component of stockholders' equity. All transaction gains or losses are recorded in the consolidated statement of operations. The Company recognized foreign currency transaction losses of $139,297 and $246,938 for the years ended June 30, 2001 and 2000 respectively in general and administrative expenses.

(o) CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, investment securities and accounts receivable. The Company's investment securities consist primarily of approximately 476,000 and 3,000,000 shares of U.S. Wireless Corporation Common Stock at June 30, 2001 and June 30, 2000, respectively. U.S. Wireless Corporation filed, on August 29, 2001, for protection under Chapter 11 of the Bankruptcy Code. The Company's remaining basis of approximately $482,000 was charged to loss on investment securities at June 30, 2001.

     Concentrations of credit risk with respect to accounts receivable result from the Company's current exposure to a limited customer base.

(p) COMPREHENSIVE INCOME (LOSS)

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

(2) IMPACT OF TNCi's BANKRUPTCY ON GLOBAL TECHNOLOGIES AND GLOBAL TECHNOLOGIES ACQUISITION OF TNCi UK

     The Company acquired an approximate 79% interest, on an if-converted common stock basis, in TNCi through a series of transactions during May 1999. The Company has consolidated the results of operations of TNCi from the date of acquisition through the date of TNCi's bankruptcy filing.

     On March 24,  2001,  TNCi  filed for  protection  under  Chapter  11 of the
Bankruptcy Code. TNCi opted for Chapter 11 (as opposed to liquidation under Chapter 7) because of the potential during the reorganization process to realize value from or increase the value of certain of TNCi's remaining assets, namely the Swissair lawsuit (See Note 16) and its 40% interest in TNCi UK. There is no assurance, however, that any such value will be realized or increased, or, that if realized, such value would be to an extent sufficient for TNCi to emerge from Chapter 11. In addition, Swissair has recently filed for bankruptcy protection. After filing its petition for relief under Chapter 11, TNCi filed a Form 15 with the SEC and terminated its registration under Section 12(g) of the Securities Act of 1933.

     Pending resolution of the bankruptcy filing, the net liabilities totaling $5,929,024 of TNCi as of March 31, 2001 have been classified as a Deferred Credit in the Company's consolidated balance sheet as at June 30, 2001, which is the result of netting $1.2 million of TNCi assets and $7.1 million of TNCi liabilities. The Deferred Credit, or a portion thereof, could represent a recovery by Global upon the resolution of the bankruptcy.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On March 7, 2001, TNCi announced that it was suspending its hotel operations and discontinuing its other domestic operations in order to focus on long-haul train operations to be provided through its then wholly owned subsidiary, TNCi UK. TNCi UK's directors had informed TNCi on March 2, 2001 that it was on the verge of insolvency and subject to imminent voluntary dissolution under English law. Global, in order to provide TNCi UK with funds for ongoing operations and to avoid insolvency, committed to pay $600,000 for 600 shares of TNCi UK 9% cumulative, convertible preferred stock. $446,980 of this amount had been funded through June 30, 2001 and the balance is represented by a note payable to TNCi UK. The preferred shares are convertible into ordinary shares and vote as if they are ordinary shares. As a result of this transaction, Global acquired a 60% interest in TNCi UK and TNCi maintains the remaining 40% of TNCi UK's outstanding equity

(3) INVESTMENT SECURITIES

     Market value reflects the price of publicly traded securities at the close of business at the respective dates. Unrealized gain reflects the excess of market value over carrying value of publicly traded securities classified as available for sale.

     The following summarizes our investments in marketable securities at June 30, 2001 and June 30, 2000:

                                                       GROSS         GROSS
                                                     UNREALIZED    UNREALIZED
                                      AMORTIZED       HOLDING        HOLDING         FAIR
                                         COST          GAINS         LOSSES          VALUE
                                     -----------    -----------    -----------    -----------
JUNE 30, 2001 Available-for-sale:
  Corporate equity Securities        $         0    $         0    $         0    $         0

JUNE 30, 2000 Available-for-sale:
  Corporate equity Securities        $ 3,037,269    $61,087,731    $         0    $64,125,000

     Corporate equity securities consist of 476,300 and 3,000,000 shares of U.S. Wireless Corporation ("U.S. Wireless") Common Stock as of June 30, 2001 and June 30, 2000, respectively. U.S. Wireless Corporation filed, on August 29, 2001, for protection under Chapter 11 of the Bankruptcy Code. The Company's remaining basis of approximately $482,000 in its U.S. Wireless Corporation securities was charged to loss on investment securities during the year ended June 30, 2001.

     The Company's non-current investments at June 30, 2000 consisted of its $75,000 investment in Shop4cash.com which was written off in 2001.

(a) U.S. WIRELESS CORPORATION

     In March 1999, the Company invested $3 million in U.S. Wireless in exchange for 30,000 shares of Series B Preferred Stock. In March and April 2000, the Company converted its Series B Preferred Stock of U.S. Wireless Corporation into 3,000,000 shares of U.S. Wireless Common Stock. The common stock had not been registered under the Securities Act of 1934 and any sales by the Company were subject to the limitations of Rule 144.

     After the expiration of the one-year holding period, the Company began selling its shares of U.S. Wireless Common Stock under Rule 144. As the Company intended to sell all or a portion of these shares, the Company changed its method of accounting for this investment from the cost method to classifying the investment as available-for-sale carried at fair market value as of March 31, 2000. Unrealized gains on this investment were reflected as a separate component of stockholders' equity. At June 30, 2000 the market price of U.S. Wireless Common Stock was $21.375 per share, resulting in a total fair market value of $64,125,000.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) INTER LOTTO (UK) LIMITED

     The Company, through certain wholly owned United Kingdom subsidiaries, previously operated lotteries on behalf of charities in Great Britain in conjunction with Inter Lotto (UK) Limited (which maintained the license to operate lotteries).

     In May 1999, the Company completed the acquisition of a 27.5% equity interest in Inter Lotto through its wholly-owned subsidiary, GlobalTech Holdings Limited, a UK company ("GlobalTech Holdings"). The Company accounted for this investment under the equity method.

     Inter Lotto has a license granted by the Gaming Board for Great Britain to operate daily lotteries on behalf of charities throughout the UK. Through an Operating Agreement between Inter Lotto and GTL Management Limited, a UK company and wholly-owned subsidiary of GlobalTech Holdings ("GTL Management"), GTL Management managed the operations of the lotteries and Inter Lotto retained responsibility for regulatory issues, charity recruiting and certain other functions as required under the gaming laws. GTL Management developed and installed a network of gaming terminals and a central operating center to operate the lotteries and markets and operated the lottery, including selecting the game and managing the network. In exchange, GTL Management retained a portion of the revenues generated from lottery ticket sales.

     In December 1999, the Company determined that it retained the majority of the financial risk related to Inter Lotto and, accordingly, recorded against its investment, 100% of the loss incurred by Inter Lotto for the fiscal year ended June 30, 2000.

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

     The Company recorded its proportionate share of losses of Inter Lotto and Equity Goodwill amortization of $10,204,125 for the year ended June 30, 2000, which was recorded as equity in loss of non-consolidated affiliates in the consolidated statements of operations.

(c) DONATIVOS S.A. DE C.V.

     Donativos S.A. de C.V. ("Donativos") is a Mexican corporation formed for the purpose of operating a gaming and entertainment center in Monterrey, Nuevo Leon, Mexico.

     In May 1999, the Company, through its wholly-owned subsidiary, Interactive Flight Technologies (Gibraltar) Limited, a Gibraltar company ("IFT Gibraltar"), loaned $1,632,000 to Donativos in exchange for a 24.5% interest in the venture. The Company accounted for this investment under the equity method. In addition to IFT Gibralter, other partners in the venture included Regal Gaming and Entertainment, Inc. a Minnesota corporation, which also had a 24.5% interest, and a Mexican national, who had a 51% interest. The IFT Gibraltar loan had an annual interest rate equal to the Prime Rate plus three percent (3%) and a maturity date of April 30, 2001. The Company had also provided a letter of credit in the amount of $913,445 to secure repayment of the purchase price of certain gaming equipment acquired by IFT Gibraltar and leased to Donativos. In addition to its 24.5% equity interest in Donativos, in consideration for making the loan and providing the letter of credit, the Company was to receive 25% of all of the profits generated by Donativos.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In the quarter ended December 31, 1999, the Company determined that the value of its investment in Donativos had been permanently impaired. Donativos was not generating sufficient profits to meet its obligations to the Company under the loan and equipment financing agreements and, therefore, its ability to continue as a "going concern" was in doubt. At that time the equity investment was written off and a reserve for the full amount of the loans and subsequent advances to Donativos was recorded, resulting in a charge to income of $1.5 million. On April 14, 2000, the Company entered into an agreement pursuant to which on May 10, 2000 the Company received $2.0 million from Donativos in return for cancellation of the debt owed by Donativos to IFT Gibraltar and the transfer of the equity that Global and Regal Gaming held in Donativos to the majority shareholder of Donativos. The transaction also involved an exchange of general releases and transfer of title to the equipment in the gaming center in Monterrey, Mexico from IFT Gibraltar to Donativos. The Company reversed $1.2 million of the prior loan reserve. In addition, in February 2000, the Company paid the gaming equipment purchase obligation in full and cancelled the letter of credit.

     During the year ended June 30, 2000 the Company recorded its proportionate share of losses of Donativos and Equity Goodwill amortization of $141,085 which have been recorded as equity in loss of non-consolidated affiliates in the consolidated statements of operations.

(d) SHOP4CASH.COM, INC.

     On November 23, 1999 the Company acquired 500,000 shares, or approximately 4% of Shop4Cash.com, Inc. ("Shop4Cash") at a price of $2.00 per share. Shop4Cash is a privately held, cash incentive based, Internet shopping portal. Global has registration rights in connection with these shares. The investment was recorded at cost.

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

     Concurrently with the proposed merger, Shop4Cash was seeking additional financing for working capital purposes of $300,000 from a group of its stockholders, which includes the Company. It planned to raise these additional funds through the sale of common stock and accepted subscription agreements for the full $300,000. The Company determined it necessary to write-down its investment in Shop4Cash by $925,000 as of June 30, 2000, (which does not include the shares to be purchased in the recent financing round) to $75,000 to reflect a permanent impairment of its previous investment.

     On October 11, 2000, the Company purchased an additional 999,900 shares of common stock of Shop4Cash.com, Inc. ("Shop4Cash") for $99,990, resulting in a total investment of approximately 14% of the outstanding common stock of Shop4Cash. Shop4Cash continued to require capital to finance its business model. As of March 15, 2001, Shop4Cash has been unable to obtain additional financing to continue its operations. As a result, the Company wrote off its total remaining investment of $174,990.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) RESTRICTED CASH

     At June 30, 2001 and 2000, the Company held restricted cash of $70,538 and $766,748, respectively. The June 30, 2001 balance was the amount of lease collateral which was released, during July 2001, by the landlord of the Company's New York office, upon the cancellation of the lease. The Company forfeited approximately $220,000 upon that cancellation. The Company held $475,915 as of June 30, 2000 in a trust fund for payments, which might have been required under severance agreements with one former executive of the Company. At June 30, 2000, restricted cash also included $290,833 held in a certificate of deposit with a commercial bank as collateral for a letter of credit issued to secure the lease for the Company's offices in New York.

(5) ASSETS HELD FOR SALE

     Assets held for sale at June 30, 2001 of $1,700,000 is the estimated net sales value of the remaining approximate 2,300 terminals and central computer system owned by certain of the Company's wholly owned United Kingdom subsidiaries. The Company sold, during October 2001, the 2,300 terminals for $1,455,000. The Company has not yet found a purchaser for the central computer system.

     The  Company,   through   certain  of  its  wholly  owned  United   Kingdom
subsidiaries, previously owned a lottery network and operated lotteries on behalf of charities in Great Britain in conjunction with Inter Lotto (UK) Limited (which maintains the license to operate lotteries). The network was comprised of approximately 3,675 terminals and a central computer system. In December 2000, the Company returned 1,333 terminals in a settlement with International Lottery & Totalizator Systems, Inc. ("ILTS") in lieu of payment of approximately $2.8 million of outstanding accounts payable due ILTS for both the original purchase and facilities management services. The remaining terminals were sold as discussed above.

(6) IMPAIRMENT OF LONG-LIVED ASSETS

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

     On March 7, 2001, TNCi announced that it had re-evaluated certain aspects of its business and would focus it's efforts on the Company's operations in the United Kingdom and discontinue and suspend its domestic operations. In connection with this discontinuance and suspension of domestic operations, TNCi determined it necessary to write off all of the intangible assets on its balance sheet, which consisted of goodwill and certain intellectual property. The amount written off was approximately $5.5 million. In addition, based on the impairment of certain fixed assets of TNCi consisting primarily of installed interactive entertainment systems at hotel properties, resulting from the determination to suspend hotel operations, TNCi has written down the value of these assets as reflected on its balance sheet by approximately $3.3 million in the quarter ended March 31, 2001.

     On March 22, 2001, TNCi returned new equipment costing approximately $1.5 million to a vendor to reduce an outstanding accounts payable balance. In return the company received a credit for $1.1 million with the difference of $.4 million representing a 25% restocking charge from the vendor. This difference was recorded to operating expenses.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company owned a lottery network, consisting of a central computer system and 2,244 terminals that connect to the central system via wireless technology. The Company, through certain of its wholly owned United Kingdom subsidiaries, previously operated lotteries on behalf of charities in Great Britain in conjunction with Inter Lotto (UK) Limited (which maintains the license to operate lotteries), using this system. On August 18, 2000, the Company transferred its equity interest in Inter Lotto back to the existing shareholders of Inter Lotto and terminated the operating agreement with Inter Lotto. While the Company was entitled to use the Inter Lotto lottery license through December 31, 2000, it ceased operating lotteries on behalf of Inter Lotto in October 2000, and began to shut down the network of lottery terminals to reduce costs. At that time, the network consisted of the central system and approximately 3,675 gaming terminals, of which approximately 3,000 were installed at third-party retailer locations with the wireless connection technology. The Company de-installed and warehoused all the terminals and central system. The base cost of the network was approximately $12.3 million. In December 2000, the Company returned 1,333 terminals in a settlement with International Lottery & Totalizator Systems, Inc. ("ILTS") in lieu of payment of approximately $2.8 million of outstanding accounts payable due ILTS for both the original purchase and facilities management services.

     Based upon the value realized from the settlement with ILTS and the prospects for alternative uses of the network, the Company recorded an impairment loss of approximately $3.4 million in the second quarter ended December 31, 2000. After a further review, the Company determined that an additional impairment loss of approximately $1.4 million was necessary in the third quarter ended March 31, 2001 to adjust the carrying value of the equipment to the then estimated net realizable value of approximately $4.3 million. The company reached a sales agreement on October 12, 2001 with ILTS for the purchase of the remaining 2,287 terminals for $1,455,378. Final payment was received on November 2, 2001 and the equipment was released to the purchaser. As a result, the Company recorded, as of June 30, 2001, an additional impairment loss of approximately $2.6 million.

     The Company also plans to sell the remaining central computer system, which value is estimated at approximately $250,000. The lottery equipment is recorded on the Balance Sheet at June 30,2001 as assets held for sale.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Property and Equipment

    Property and equipment consist of the following:

                                                          JUNE 30,
                                             --------------------------------
                                                 2001                2000
                                             ------------        ------------
     Leasehold improvements                  $     24,044        $    831,388
     Purchased software                            12,550             188,476
     Furniture                                     28,333             414,890
     Equipment                                    892,222          15,090,614
     Guest Pay Interactive Systems:
      Installed                                        --             467,885
      Construction in progress:
       System components                               --             967,215
       Work in progress                                --           1,009,907
                                             ------------        ------------
                                                  957,149          18,970,375
     Less accumulated depreciation
      and amortization                           (401,140)        (1,747,418)
                                             ------------        ------------
                                             $    556,009        $ 17,222,957
                                             ============        ============

(8) INTANGIBLES

     Intangibles consist of the following:

                                                          JUNE 30,
                                             --------------------------------
                                                 2001                2000
                                             ------------        ------------
     Goodwill                                 $        --         $ 7,605,876
     Trademarks                                        --              79,613
                                              -----------         -----------
                                                       --           7,685,489
     Less accumulated amortization                     --            (987,534)
                                              -----------         -----------
                                              $        --         $ 6,697,955
                                              ===========         ===========

     The Goodwill and trademarks were recorded on the books of TNCi which, on March 24, 2001, filed for Bankruptcy protection under Chapter 11. Prior to this filing the Goodwill and Trademarks were reevaluated and determined to be worthless and written off in the quarter ended March 31, 2001.

(9) ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                         JUNE 30,
                                              ------------------------------
                                                 2001                 2000
                                              ----------          ----------
     Due to related parties                   $   95,963          $1,419,716
     Other accrued expenses                    1,370,856           2,096,296
                                              ----------          ----------
                                              $1,466,819          $3,516,012
                                              ==========          ==========

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) NOTES PAYABLE

     Notes payable consists of the following:

                                                                                   JUNE 30,
                                                                         ---------------------------
                                                                            2001             2000
                                                                         ----------      -----------
     Secured Credit Facility due on demand, interest
      at LIBOR plus 1.25%                                                $  547,560      $ 6,309,385
     Secured Convertible Notes due December 7, 2001, interest
      at 6%, convertible into common stock of the Company                        --        4,000,000
     Unsecured and Non-Convertible Notes due February 2003,
       interest at 8%                                                     8,000,000
     Secured Non-Convertible Note due February 2002,
       interest at Prime plus 4%                                            200,000
     Notes payable due in varying installments through 2000,
       interest ranging from 6.9% to 11% collateralized by vehicles              --            4,744
                                                                         ----------      -----------
             Total                                                        8,747,560       10,314,129
     Less current portion                                                   747,560        6,314,129
                                                                         ----------      -----------
                                                                         $8,000,000      $ 4,000,000
                                                                         ==========      ===========

     Aggregate maturities of notes payable as of June 30, 2001 are as follows:

              2002                      $   747,560
              2003                        8,000,000
                                        -----------
                                        $ 8,747,560
                                        ===========

(a) SECURED CREDIT FACILITY

     On April 5, 2000, the Company entered into a line of credit facility with Merrill Lynch in which Merrill Lynch agreed to advance up to $10.0 million based upon a percentage of the value of securities pledged as collateral to secure amounts drawn under the line of credit (the "Secured Credit Facility"). Principal amounts borrowed under the line, together with accrued interest at an annual rate equal to the London Inter-bank Offer Rate (LIBOR) (3.875% at June 30, 2001) plus 1.25%, are payable upon demand by Merrill Lynch. To secure such borrowing, the Company pledged to Merrill Lynch 1,000,000 shares of common stock of U.S. Wireless held by the Company.

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

     On November 22, 2000 Merrill Lynch issued a demand for repayment of the Secured Credit Facility based upon the deterioration in the price of U.S. Wireless common stock. Approximatley $6.8 million was outstanding at that time. The Company agreed to apply $1,667,400 of Mr. Gross' collateral as partial repayment of the Secured Credit Facility and to begin an orderly liquidation of the shares of U.S. Wireless common stock to repay the balance. Through these sales, the Company reduced the balance of the facility to approximately $840,000 at December 5, 2000. At the same date the facility was secured by a pledge of 777,500 shares of U.S. Wireless common stock and a $646,000 Treasury Bill pledged for the benefit of the Company by Mr. Gross and two trusts and a charitable foundation that he established. From March 27, 2001 to May 3, 2001, the Company sold an additional 242,100 of the pledged shares of U.S. Wireless common stock pursuant to an arrangement with Merrill Lynch whereby half of the proceeds of such sales went to reduce the balance of the credit facility and the remaining proceeds went to the Company. Half of the proceeds from additional sales of 126,900 of these shares were applied to reduce the balance of the credit facility to approximately $700,000. The Company subsequently sold additional shares of U.S. Wireless stock and further reduced the balance to approximately $581,000. The balance owed on the credit facility is currently approximately $547,000. Merrill Lynch agreed to release the remaining pledged shares of U.S. Wireless common stock once the facility was covered by 90% of the value of the pledged Treasury Bill. The treasury bill continues to be pledged to Merrill Lynch to secure the credit facility.

     In connection with the pledges of his collateral to meet the maintenance calls, Mr. Gross was granted warrants to purchase 553,978 shares of the Company's Class A Common Stock based upon the amount of collateral pledged and the closing market price of the stock on the date of each pledge. The Company recorded non-cash interest expense of $1,070,527 and $1,526,527 for the years ended June 30, 2001 and June 30, 2000, respectively, related to the estimated fair value of the warrants granted for the collateral pledged.

(b) 6% SECURED CONVERTIBLE NOTES

     On June 8, 2000, the Company issued $4.0 million of secured convertible notes to Advantage Fund II Ltd. and Koch Investment Group, Ltd. (the "Secured Convertible Notes"). The notes bore interest at 6% per annum and mature on December 7, 2001. The notes are convertible into shares of the Company's Class A Common Stock at a conversion price of $2 per share, subject to customary adjustments. To secure such borrowing, the Company pledged 1,000,000 shares of common stock of U.S. Wireless to the holders of the notes. An event of default under the notes occurs if U.S. Wireless common stock trades at less than $5.00 per share at any time during each of five trading days (which need not be consecutive) within any consecutive 30-day period and certain other conditions are met. A default under the notes would allow the holders to accelerate repayment of the notes. The failure to repay on an accelerated basis in a default situation could result in the liquidation of the pledged shares of U.S. Wireless Common Stock.

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

     On July 7, 2000, the Company redeemed $2.0 million of the principal amount of the Secured Convertible Notes. In connection with this redemption, the lenders released to the Company 500,000 shares of U.S. Wireless common stock previously held as collateral. The notes require that in connection with such redemption the Company issue warrants for 125,000 shares, in the aggregate, of its Class A Common Stock to the holders of the notes. These warrants have a

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

four-year term and an exercise price of $4.00 per share. The Company recorded an extraordinary gain on the extinguishments of debt of $977,580 related to the redemption of the secured notes.

     On October 5, 2000, the Company redeemed $1.0 million of the principal amount of the notes for cash of $1.2 million plus the issuance of 62,500 shares of its Class A Common Stock, as required under the notes. As a result of the redemption, the lenders released 250,000 shares of U.S. Wireless common stock previously held as collateral to the Company. The Company recorded an extraordinary gain on the extinguishments of debt of $514,557 for the second fiscal quarter ended December 31, 2000.

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

     At the date of issuance, the conversion rate of the October Notes was lower than the market price of the Company's common stock, and as such the notes had an embedded beneficial conversion feature. As the notes could be converted after 120 days, the Company recorded a non-cash interest expense of $842,300 in the year ended June 30, 2001 related to the beneficial conversion feature.

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

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     *    The Complaint be dismissed with prejudice and the TRO be dissolved;
          and

     *    The Company, Advantage and Koch exchange mutual releases.

     The Settlement Agreement and ancillary documents were executed as of January 31, 2001, however, they were held in escrow and not delivered until their effectiveness upon consummation of the Share Transfer on February 15, 2001. As a result of the above provisions, the Company has recognized an extraordinary gain on the shares transferred to Advantage and Koch amounting to approximately $5.5 million and an extraordinary loss on extinguishment of debt of approximately $7.6 million, a net extraordinary loss of approximately $2.1 million.

(11) NOTES PAYABLE TO RELATED PARTY

     In May and June 2000, The Gross Charitable Unit Trust and The Gross Charitable Annuity Trust (together the "Trusts"), advanced a total of $800,000 to TNCi for working capital purposes. An additional $250,000 was advanced to TNCi in July 2000. On September 12, 2000, the advances to TNCi were converted into two promissory notes, each in the amount of $525,000, issued to each Trust by TNCi. The notes mature on December 31, 2000 and bear interest at 9.0%. On September 28, 2000 the Trusts and two trusts established for the benefit of Mr. Gross's children advanced an additional $250,000 in total to TNCi. On January 2, 2001 the notes and the advances were converted into 260 shares of TNCi Series F 8% Convertible Preferred Stock with an aggregrate stated value of $1,300,000. The preferred stock is convertible into 1,733,333 shares of TNCi's common stock. Irwin L. Gross, Chairman and Chief Executive Officer of Global, was trustee of each of these trusts until March 23, 2001.

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

     Between July 2000 and April 2001, Mr. Gross, the trusts and the charitable foundation made additional advances to the Company totaling $757,000 ($644,000 of these advances, plus accrued interest, are in the form of a Treasury Bill and remain as collateral for the Secured Credit Facility with Merrill Lynch). On March 30, 2001, Mr. Gross, the trusts and the charitable foundation converted the existing $2,467,400 of notes discussed above and an additional $32,600 of these advances into 250 shares of Global Technologies, Ltd. Series E 8% Convertible Preferred Stock with an aggregate stated value of $2,500,000. This

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

preferred stock is convertible into shares of Class A common stock at a fixed conversion price of $0.3125 per share, the closing price per share of Class A common stock on March 30, 2001. In accordance with NASDAQ rules, Class A common stock representing no more than 19.99% of the outstanding Class A common stock on June 30, 2001 may be issued on conversion of the preferred stock without prior stockholder approval.

     In connection with the execution of the promissory notes, each Trust was granted warrants to purchase 99,159 shares of the Company's Class A Common Stock and 155,780 shares of TNCi Common Stock based upon the amount advanced and the closing market price of each stock on the date of each advance. The Company recorded deferred financing cost of $797,668, of which $660,925 and $136,743 was amortized into interest expense for the years ended June 30, 2001 and June 30, 2000, respectively.

     Between April 2001 and November 5, 2001, Mr. Gross, a limited partnership controlled by him and certain Trusts established by him advanced $464,000 to the Company to cover the working capital requirements of the Company and the Company's 60% owned subsidiary, TNCi UK. The company received, on November 2, 2001, $1,455,378 from the sale of terminals formerly used in its lottery business in Great Britain. The Company repaid Mr. Gross and these entities a total of $767,000 on November 9, 2001. Remaining unpaid advances, at November 12, 2001, received from Mr. Gross and the Trusts total $80,000. These advances are secured by a security interest in the equity of TNCi UK owned by Global.

     During the months of August 2000 through December 2000, TNCi's Executive Vice President advanced a total of $335,046 to TNCi for working capital purposes. Two of these advances totaling $220,000 were evidenced by a note dated November 22, 2000 and allonge dated December 5, 2000, that matured on December 31, 2000. On January 2, 2001, this note and allonge were canceled, and the principal amount thereof and the remainder of these advances were rolled into a promissory note in the aggregate principal amount of $335, 046 that bears interest a t 9% per annum and matures six months from the date of issuance.

(12) STOCK OPTION PLANS

     In October 1994, the Company adopted a Stock Option Plan (the 1994 Plan), which provides for the issuance of both incentive and nonqualified stock options to acquire up to 300,000 shares of the Company's Class A Common Stock. In November 1996, the Company amended and restated the 1994 Plan to increase the maximum shares that may be issued and sold under the plan to 1,200,000. The Company has granted options to purchase stock to various parties. All options were issued at a price equal to or greater than the market price of the Company's common stock at the date immediately prior to the grant and have a term of ten years. Options generally become exercisable after one to four years at the discretion of the Board of Directors. During fiscal 2000, the Board of Directors resumed authorizing stock option grants from the 1994 Plan, and 530,000 stock options with up to a four-year vesting period were granted at exercise prices ranging from $1.833 to $16.375. Options to purchase 100,000 shares of Class A Common Stock were granted during the year ended June 30, 2001. As of June 30, 2001, stock options to acquire 945,750 shares of common stock under the 1994 Plan remained available for grant.

     In June 1997, the Company  established the 1997 Stock Option Plan (the 1997
Plan). Options exercisable for a total of 750,000 shares of the Company's Class A common stock are issuable under the 1997 Plan. The 1997 Plan is administered by the Board of Directors of the Company (or a committee of the Board), which determines the terms of options granted under the 1997 Plan, including the exercise price and the number of shares subject to the option. The 1997 Plan

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provides the Board of Directors with the discretion to determine when options granted thereunder shall become exercisable. No stock options were granted under the 1997 Plan during fiscal years 2001 or 2000. As of June 30, 2001,stock options to acquire 315,600 shares of common stock under the 1997 Plan remained available for grant.

     In September 1999, the Company reduced the exercise price per share of 45,000 stock options granted to a former director of the Company under the 1994 Plan to $3.00 per share and extended the exercise period to the expiration date of the stock options pursuant to the settlement of a technology licensing agreement with Fortunet, Inc. (See Note 16)

     On October 8, 1999, the Compensation Committee of the Board of Directors of the Company recommended, and the Board approved, an option grant to purchase up to 1,500,000 shares of Global's Class A Common Stock to Mr. Irwin L. Gross, Chairman and Chief Executive Officer of the Company. One quarter of these options vested immediately and one quarter vest over each of the next three years. The remaining half vest on the sixth anniversary of the date of grant, subject to acceleration to a three-year schedule in the event of the achievement of certain performance goals. The exercise price of the options is equal to the closing market price of the Company's Common Stock on the day prior to grant. The options expire in October 2009.

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

     Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share for the year ended June 30, 2000 would have been increased to the pro forma amounts indicated below:

                                                YEAR ENDED        YEAR ENDED
                                                 JUNE 30,          JUNE 30,
                                                   2001              2000
                                               ------------      -----------
     Net loss:
       As reported                             $(34,889,516)     $(37,517,421)
                                               ============      ============

       Pro forma (unaudited)                   $(36,685,302)     $(39,977,402)
                                               ============      ============
     Basic and diluted net loss per share:
       As reported                             $      (3.02)     $      (3.81)
                                               ============      ============
       Pro forma (unaudited)                   $      (3.18)     $      (4.06)
                                               ============      ============

     Pro forma net losses at June 30, 2001 and 2000 reflect only options granted during the fiscal years ended 2001, 2000, the Transition Period ended 1999, and in fiscal years ended 1998, 1997, and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to November 1995 are not considered under SFAS No. 123.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For purposes of the SFAS No. 123 pro forma net loss and net loss per share calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Weighted-average assumptions used for grants in the years ended June 30, 2001 and 2000 were a dividend yield of 0%, expected volatility of approximately 170%, a risk free interest rate of approximately 6% and expected lives of 5 years.

     Activity related to the stock option plans is summarized below:

                                         YEAR ENDED              YEAR ENDED
                                       JUNE 30, 2001           JUNE 30, 2000
                                   ---------------------    --------------------
                                                Weighted                Weighted
                                     Number      Average     Number      Average
                                       Of       Exercise       Of       Exercise
                                     Shares      Price       Shares       Price
                                   ---------     ------     ---------     ------
Balance at beginning of year       2,801,460     $ 3.45     1,123,719     $ 8.49
  Granted                            100,000       4.00     2,075,000       2.26
  Exercised                                         -0-      (132,306)      2.49
  Cancelled/Forfeited               (950,960)      5.14      (264,953)     14.28
                                   ---------                ---------
Balance at the end of year         1,950,500       2.65     2,801,460       3.45
                                   =========                =========
Exercisable at the end of year       725,250       2.62       788,725       6.60
                                   =========                =========

     Exercise prices of options outstanding at June 30, 2001 range from $1.13 to $4.00. Exercise prices of options exercisable also range from $1.13 to $4.00.

     At the discretion of the Board of Directors, the Company may allow optionees to elect to receive shares equal to the market value of the option, in lieu of delivery of the exercise price in cash. The market value of the shares issued is charged to compensation expense. There were no cashless exercises of options during the years ended June 30, 2001 and 2000 or during any prior period.

(13) BENEFIT PLAN

     The Company has adopted a defined contribution benefit plan (the "Plan") that complies with section 401(k) of the Internal Revenue Code and provides for discretionary Company contributions. Employees who complete three months of service are eligible to participate in the Plan. The Company did not make any contributions to the Plan for the year ended June 30, 2001, nor the year ended June 30, 2000.

(14) STOCKHOLDERS' EQUITY

     The Company's capital stock consists of Class A and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have six votes per share. Shares of Class B Common Stock are automatically convertible into an equivalent number of shares of Class A Common Stock upon the sale or transfer of such shares to a non-holder of Class B Common Stock. There are no Class B common shares outstanding.

(a) COMMON STOCK

     Between September 2000 and June 2001, the holders of 200 shares of the Company's Series C 5% Convertible Preferred Stock and the holders of 650 shares of the Company's Series D Convertible Preferred Stock converted such stock into 1,234,122 shares of the Company's Class A Common Stock. There are, at June 30,

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2001, 150 shares of the Company's Series D Convertible Preferred Stock outstanding. There are no Series C 5% Convertible Preferred Stock outstanding at June 30, 2001 since the holders of all of the remaining Series C Convertible Preferred Stock exchanged such stock for a like number of shares of the Company's Series D Convertible Preferred Stock.

     On March 22, 2001, the Company engaged Equilink Capital Partners , LLC to provide financial consulting services to us for a period of two years following that date. The financial consulting agreement provided that , in addition to the financial consulting services to be performed by Equilink, Equilink and certain of its affiliates shall purchase, in the aggregrate, 1,700,000 shares of Class A Common Stock for an aggregrate purchase price of $17,000. These shares were issued as follows: 500,000 shares of Class A Common Stock to each of Robert DePalo, Old Oak Fund Inc. and Harbor Fund Inc., 150,000 shares to Empire Ventures, LLC and 50,000 shares to Equilink. These shares were issued on April 16, 2001 in a transaction exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof. Due to market conditions and the deterioration in the Company's businesses and financial condition, the Company has not requested and Equilink has not performed any services under the agreement. Therefore, the difference, $561,000, between the market price at the date of issuance of the Company's Common Stock and the purchase price was charged to expense at June 30, 2001.

     On March 28, 2001 we also executed a private equity line of credit agreement with Equilink Capital Partners, LLC. The private equity line of credit agreement gives us certain rights in the two year investment period following the effective date of a registration statement covering the shares issuable in connection with the private equity line of credit and related warrants in certain circumstances and on certain conditions to exercise a put right to require Equilink to purchase shares of our Class A Common Stock and gives Equilink the option, in the event we exercise our put right and under certain conditions, to exercise a call right to require us to sell them additional shares. The purchase price with respect to these shares is calculated with respect to a discount to the then current market price. The investment period terminates on the earlier of the date (i) 5,000,000 shares of our Class A Common Stock are issued pursuant to our put rights under the private equity line of credit agreement, subject to the 19.9% limitation discussed below, (ii) the aggregate purchase price paid by Equilink to purchase shares pursuant to the private equity line of credit agreement equals $25 million or (iii) the two year investment period ends.

     In connection with the above agreements, we issued warrants to Equilink Capital Partners LLS and its affiliates to purchase 400,000 shares of Class A Common Stock. These warrants are exercisable over the next five years at a price of $1.00 per share, which price may be adjusted from time to time under certain antidilution provisions. We may not make any issuances of our Class A Common Stock in connection with the private equity line of credit agreement and related warrants if that issuance would result in the issuance of a number of shares in excess of 19.9% of the number of shares of Class A Common Stock issued and outstanding on the effective date of the private equity line of credit agreement unless we obtain prior stockholder approval in accordance with NASDAQ rules.

     We also entered into a financial advisory and consulting agreement as of April 12, 2001 with Equilink and National Securities Corporation wherein Equilink engages National as its advisor to aid Equilink in providing us with consulting services under the financial consulting agreement with Equilink. The term of the financial advisory and consulting agreement is until April 12, 2002. In consideration for its services, we issued a warrant to National exercisable for five years for 100,000 shares of class A Common Stock for an exercise price of $1.00 per share. These securities were issued in a transaction exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4
(2) thereof.

     We did not record a charge to expense for the warrants issued to Equilink Capital Partners LLS and National Securities Corporation since the exercise price of the warrants was significantly greater than the closing price of less than $.40 per share of the Company's Common Stock on the dates of issue and the resulting values were immaterial.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In October 2000, the holders of $1.0 million of the principal amount of 6% secured convertible notes converted such notes into 500,000 shares of the Company's Class A Common Stock. Also in October, 2000, the Company redeemed $1.0 million of the principal amount of 6% secured convertible notes for $1.2 million cash plus the issuance of 62,500 shares of the Company's Class A Common Stock.

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

     On October 30, 1998, the Board of Directors authorized a stock repurchase program whereby the Company may repurchase up to 1,000,000 shares of its Class A Common Stock on the open market. As of June 30, 1999, the Company had repurchased 117,900 shares at prices ranging from $0.99 to $1.96 per share for a total cost of $193,990. On March 16, 2000, the Company retired all 117,900 of these shares from Treasury Stock.

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

     On February 16, 2000, Global issued 1,000 shares of Series C 5% Convertible Preferred Stock ("Series C Stock") and callable warrants in return for net proceeds of $9.7 million. The preferred stock has a stated value of $10,000 per share and carries a 5% cumulative dividend payable quarterly in cash or in kind. As of June 30, 2000, cumulative dividends total $187,415, and have been paid in kind. The preferred stock converts into Class A Common Stock at a conversion price of $15.21 per share, representing 120% of the average closing bid prices thereof over the five trading days beginning March 1, 2000 (the "Fixed Conversion Price") as adjusted for certain dilutive events. Nine months after funding, and every three months thereafter, the conversion price resets to the lesser of the Fixed Conversion Price or 100% of the average of the four low trading prices over the course of the preceding 20 trading days. On April 14, 2000 the Company registered the Class A Common Stock into which the preferred stock and warrants are convertible or exercisable, as the case may be.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Additionally, the Company may redeem the preferred stock for a premium under certain circumstances. During March 2001 and April 2001, the holders of 200 shares of the Series C Stock converted such shares into 400,023 shares of the Company's Class A Common Stock.

     In April 2001, the holders of the remaining 800 shares of the Company's Series C Stock Exchanged such stock for 800 shares of the Company's newly authorized Series D Convertible Preferred Stock. This exchange was determined to be a less costly means of permitting us to issue shares of our capital stock to the holders of the Series C Stock having the rights and remedies contemplated by the amendments to the Series C Stock described in the Settlement Agreement with Advantage and Koch. All accrued and unpaid dividends on the Series C Stock were cancelled pursuant to the Settlement Agreement. The Series D Convertible Preferred Stock does not accrue dividends and the conversion price per share of our Class A Common Stock is fixed at $5.0057 with adjustment of the conversion price limited to certain capital changes and distributions. The settlement agreement provides that we register any unregistered shares of Class A Common Stock underlying the Series D Convertible Preferred Stock.

     On March 30, 2001, Mr. Gross, certain trusts related to Mr. Gross and a charitable foundation related to Mr. Gross, converted $2,467,400 of notes and an additional $32,600 of advances into 250 shares of Global Technologies, Ltd. Series E 8% Convertible Preferred Stock with an aggregate stated value of $2,500,000. This preferred stock is convertible into shares of Class A common stock at a fixed conversion price of $0.3125 per share, the closing price per share of Class A common stock on March 30, 2001. In accordance with NASDAQ rules, Class A common stock representing no more than 19.99% of the outstanding Class A common stock on June 30, 2001 may be issued on conversion of the preferred stock without prior stockholder approval.

(c) UNIT PURCHASE OPTIONS

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

(d) WARRANTS

     The following table summarizes warrant activity for the years ended June 30, 2001 and June 30, 2000:

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           CLASS A        CLASS B       CLASS C       CLASS D      CLASS E
                                                         -----------     ----------    ----------    --------    -----------
     Outstanding as of June 30, 1999                         206,250             --        82,500      82,500        100,000
     Issued in connection with Series C Stock                150,925             --            --          --             --
     Issued in connection with Secured
      Convertible Notes                                       20,000
     Issued in connection with consulting services            75,000             --            --          --             --
     Issued in connection with Unit Purchase Options         104,458        168,897            --          --             --
     Exercised during the year                               (64,439)
     Expired during the year                                 (40,019)      (168,897)      (82,500)    (82,500)            --
                                                         -----------     ----------    ----------    --------    -----------
     Outstanding as of June 30, 2000                         452,175             --            --          --        100,000
     Issued in connection with financial
      Advisory services                                      500,000
     Issued in connection with redemption of
      Notes payable                                          125,000
     Issued in connection with collateral pledge
      On credit facility                                     553,978
     Issued in connection with cash advances                 198,318
     Other issues                                            125,000
                                                         -----------     ----------    ----------    --------    -----------
     Outstanding as of June 30, 2001                       1,954,471                                                 100,000
                                                         ===========     ==========    ==========    ========    ===========

     Exercise price                                      $1.00-16.00     $       --    $       --    $     --    $3.00-16.00
                                                         ===========     ==========    ==========    ========    ===========

Warrants entitle the holder to one share of Class A common stock. All outstanding warrants are exercisable as of June 30, 2001.

     We issued warrants, on March 28, 2001, to Equilink Capital Partners LLS and its affiliates to purchase 400,000 shares of Class A Common Stock in connection with the private equity line of credit discussed above. These warrants are exercisable over the next five years at a price of $1.00 per share, which price may be adjusted from time to time under certain antidilution provisions.

     In consideration for financial consulting services as discussed above, we also issued, on April 12, 2001, a warrant to National Securities Corporation, exercisable for five years, for 100,000 shares of class A Common Stock for an exercise price of $1.00 per share.

     We did not record a charge to expense for the warrants issued to Equilink Capital Partners LLS and National Securities Corporation since the exercise price of the warrants were significantly greater than the closing price of less than $.40 per share of the Company's Common Stock on the dates of issue and the resulting values were immaterial.

     On September 12, 2000, in connection with the execution of certain promissory notes discussed above, the trusts were granted warrants to purchase 198,318 shares of the Company's Class A common stock based upon the amount advanced and the closing market price of such stock on the date of each advance. The warrants have five year terms. 57,142 of the warrants have an exercise price of $3.50 and the remaining 141,176 warrants have an exercise price of $4.25.

     In connection with the pledges of his collateral to meet maintenance calls on the Secured Credit Facility, Mr. Gross was granted warrants to purchase
553,978 shares of the Company's Class A common stock based upon the amount of collateral pledged and the closing market price of the stock on the date of each pledge. The warrants have exercise prices equal to the closing price of our Class A common stock on the date of the relevant pledge and a term of five years from such date. Three tranches of warrants were issued: one to purchase 174,312

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares at an exercise price of $3.75 per share, the second to purchase 159,373 shares at $6.00 per share and the third to purchase 220,293 shares at $5.125 per share. The Company recorded non-cash interest expense of $1,070,527 and $1,526,527 for the years ended June 30, 2001 and June 30, 2000, respectively, related to the estimated fair value of the warrants granted for the collateral pledged.

     On July 7, 2000, the Company redeemed $2.0 million of the principal amount of Secured Convertible Notes. In connection with this redemption, the Company issued warrants for 125,000 shares, in the aggregate, of its Class A Common Stock to the holders of the notes. These warrants have a four-year term and an exercise price of $4.00 per share. In accordance with the Settlement Agreement with Advantage and Koch discussed above, the exercise price of these warrants was re-priced to 115% of the closing price, $1.25, of the Company's Common Stock on the day before the execution date, January 31, 2001, of the Settlement Agreement.

     In connection with the June 7, 2000 issuance of the Secured Convertible Notes noted above, designees of Reedland Capital Partners, a division of Financial West Group, received warrants to purchase an aggregate of 20,000 shares of the Company's Class A Common Stock at $5.8125 per share for Reedland Capital Partners' role as sales agent. The warrants expire in June 2004. The Company recorded deferred financing costs of $146,702, of which $138,550 and $8,150 was amortized into interest expense for the years ended June 30, 2001 and June 30, 2000, respectively.

     In March 2000, the Company issued 104,458 Class A and 168,897 Class B warrants in connection with the exercise of certain Unit Purchase Options discussed above. Of these, 64,439 Class A warrants were exercised. All of the unexercised warrants expired March 6, 2000.

     In connection with the February 16, 2000 Series C Preferred Stock issuance noted above, the Company issued warrants to purchase 100,925 shares of Global's Class A Common Stock to the holders of the preferred stock. These warrants are exercisable at a price of $15.21 per share (as adjusted for certain dilutive events) and expire in February 2005. In accordance with the Settlement Agreement with Advantage and Koch discussed above, the exercise price of these warrants was re-priced to 115% of the closing price, $1.25, of the Company's Common Stock on the day before the execution date, January 31, 2001, of the Settlement Agreement.

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

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In April 1999, the Company retained the services of a financial relations firm. In connection with the consulting services to be provided, the Company issued stock purchase warrants to purchase 75,000 shares of the Company's Class A common stock at $1.92 per share. The exercise period of the warrants expires in April 2002, and the warrants vest ratably over a 24-month period from the date of issuance. The Company recorded $359,362 as compensation expense for the year ended June 30, 2000.

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

(e) PROCEEDS FROM EXERCISE OF COMMON STOCK OPTIONS

     During the year ended June 30, 2000, current and former employees and directors exercised common stock options for the purchase of 132,306 resulting in proceeds of $564,710. No options were exercised during the year ended June 30, 2001.

(f) TNCi FINANCING

TNCi COMMON STOCK

     During the period from July 1, 2000 up until prior to March 24, 2001, when TNCi entered into protection under Chapter 11 of the Bankruptcy Code, it has issued approximately 1,474,000 shares of its common stock to third party investors for net proceeds of approximately $1,794,000.

CONVERSION OF SERIES D PREFERRED STOCK

     On August 2, 2000, upon receipt of notice of conversion from Global, TNCi issued 5,000,000 shares of its common stock to Global upon conversion of 826,447 shares of the Company's Series D Preferred Stock held by Global.

ISSUANCE OF SERIES E CONVERTIBLE PREFERRED STOCK

     In August 2000, TNCi designated 500 shares of Series E 6% Convertible Preferred Stock ("Series E Stock"); stated value $10,000 per share and liquidation value $10,000 per share plus accrued and unpaid dividends. On August 3, 2000, TNCi issued 100 shares of such stock to third party investors for net proceeds of approximately $909,000. At the option of the Holder, beginning 180 days after the date of issue, each share of Series E Stock is convertible into common stock at the lesser of $4.00 per share or 80% of the Average Market Price for common stock for the five consecutive trading days immediately preceding such date, as defined. TNCI may redeem the Series E Stock at prices ranging from 110% to 120% of stated value, plus accrued dividends during the first 180 days from date of issue. The redemption premium increases at a rate of 3% per month to a maximum of 140% of stated value.

INVESTMENT BY OFFICER

     On August 3, 2000, TNCi's Executive Vice President purchased 500,000 units, consisting of 500,000 shares of TNCi's common stock and warrants exercisable for 166,667 shares of TNCi's common stock. The warrants have an exercise price of $3.50 per share and a term of four years. The purchase price for these units was $2.00 per unit resulting in aggregate consideration of $1.0 million, which was paid to TNCi in installments in August and September 2000. The market price per share of TNCi common stock on October 16, 2000 was $2.00 per share.

ISSUANCE OF SERIES F PREFERRED STOCK

     On January 2, 2001, notes totaling $1,050,000 and additional advances totaling $250,000 made by two trusts controlled by Irwin L. Gross and two trusts established for the benefit of Mr. Gross's children were converted in 260 shares of Series F 8% Convertible Preferred Stock with an aggregate stated value of $1,300,000. The preferred stock is convertible into 1,733,333 shares of TNCi common stock at a fixed conversion price of $.75 per common share.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MINORITY INTEREST

     These transactions, net of new common equity valued at approximately $1,050,000, issued to Global in compensation for Global's satisfaction of TNCi liabilities to third parties, reduced Global's investment in TNCI to approximately 70% on an if-converted basis. Approximately 30% of the new equity, or $1,869,000, representing the minority interest was credited to loss before minority interest and extraordinary item on the consolidated statement of operations for the year ended June 30, 2001.

     Approximately 70% of the additional new cash equity investment in the subsidiary, which accrues to Global, was credited to consolidated additional paid-in capital on the consolidated balance sheet at June 30, 2001.

(15) INCOME TAXES

     Income tax benefit differed from the amounts computed by applying the U.S. Federal corporate income tax rate of 34% to net loss as a result of the following:

                                                       2001            2000
                                                   ------------    ------------
     Computed expected tax benefit                 $(11,595,716)   $(12,865,324)
     Change in federal valuation Allowance          (11,595,716)    (13,007,270)
     Non-deductible payments                                 --       1,433,463
                                                   ------------    ------------
                                                   $        -0-    $(24,439,131)
                                                   ============    ============

     Total income taxes for the year ending June 30, 2000 were as follows:

                                                       Total
                                                   ------------
     To loss from continuing operations                      --
     To stockholders' equity                       $(24,439,131)
                                                   ------------
                                                   $(24,439,131)
                                                   ============

     The net deferred tax asset at June 30, 2000 was associated exclusively with the unrealized gain on the U.S. Wireless stock. Since such U.S. Wireless stock has been disposed or written off, there are no deferred tax benefits at June 30, 2001

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at June 30, 2000 are presented below:

                                                     2000
                                                 ------------
     Deferred tax assets:
      Net operating loss carryforward            $ 39,581,215
      Property and equipment                          939,514
      Deferred start-up costs                         170,784
      Issuance of stock options and warrants        1,157,963
      Allowance for bad debts                       4,135,431
      Provision for inventory valuation             3,336,316
      Accrued liabilities                           1,141,754
      Other                                           512,334
                                                 ------------
                                                   50,975,311
     Less:
      Valuation allowance                         (26,536,180)
                                                 ------------
                                                 $ 24,439,131
                                                 ============

     Management has determined that a calculation of temporary differences and a gross deferred tax asset is not meaningful at June 30,2001.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management has provided a valuation allowance for 100% of the deferred tax assets at June 30, 2001, substantially comprised of that amount attributable to net operating loss carryforwards, as the likelihood of realization can not be determined. In March 2000, Management determined that the realization of a portion of the deferred tax asset was likely as of June 30, 2000 given the realizable gains on its investments in U.S. Wireless and TNCi.

     As of June 30, 2001, the Company has a net operating loss (NOL) carryforward for federal income tax purposes of approximately $138,000,000, which begins to expire in 2009, and a research and experimentation tax credit of approximately $247,000. The Company likely underwent a change in ownership in accordance with Internal Revenue Code Section 382, the effect of which has not yet been determined by the Company. This change would affect the timing of the utilization of the NOL, as well as the amount of the NOL, which may ultimately be utilized, though it is not expected to materially affect the amount of the NOL carryforward.

(16) RELATED PARTY TRANSACTIONS

     Prior  to  Global's  acquisition  of  TNCi,  TNCi  entered  into a  Secured
Promissory Note with Global in the principal amount of $750,000, bearing interest at a rate of 9.5% per annum, and a related security agreement granting Global a security interest in its assets. The Secured Promissory Note was convertible into shares of TNCi's Series C 8% Preferred Stock at the discretion of Global.

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

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On August 24, 1999, the Company's Board of Directors approved a $5,000,000 revolving credit facility by and between TNCi and Global (the "Facility"). The Facility provides that TNCi may borrow up to $5,000,000 for working capital and general corporate purposes at the Prime Rate of interest plus 3%. The Facility matures in September 2001. TNCi paid an origination fee of $50,000 to Global and an unused line fee of 0.5% per annum. The Facility is convertible into shares of TNCi's Common Stock at a price of $1.50 per share as defined in the Facility agreement.

     During the year ended June 30, 2000, TNCi borrowed $4,200,000 under the Facility. On June 29, 2000 the Company exercised its right to convert $1,850,000 of the Facility into 1,233,333 shares of TNCi Common Stock. The balance owed on the Facility was $3,775,000 and $2,350,000 at June 30, 2001 and June 30, 2000,
respectively. Global has filed a claim in the TNCi bankruptcy case.

     The Facility and any other intercompany balances are eliminated in consolidation at June 30, 2000.

     The Company's Chief Executive Officer is a principal of Ocean Castle Investments, LLC ("Ocean Castle") which maintains administrative offices for the Company's Chief Executive Officer, and certain other employees of the Company for which the Company pays rent and other administrative expenses pursuant to an agreement. During the year ended October 31, 1998, Ocean Castle executed consulting agreements with two principal stockholders of the Company. The rights and obligations of Ocean Castle under the agreements were assumed by TNCi in connection with the Transaction. The consulting agreements require payments aggregating $1,000,000 to each of the consultants through December 2003 in exchange for advisory services. Each of the consultants also received stock options to purchase 50,000 shares of Class A Common Stock of the Company at an exercise price of $3.00. As of June 30, 1999, TNCi determined that the consulting agreements had no future value due to TNCi's shift away from in-flight entertainment into alternative markets such as leisure cruise and passenger rail transport. Only limited services were provided in 1999 and no future services will be utilized. As of June 30, 2000, the outstanding balance was approximately $1.3 million. In August 2000, Global, on behalf of TNCi, settled the outstanding obligation with the principal stockholders of Global for a total of 279,028 shares of Class A Common Stock. TNCi issued 411,146 shares of its common stock as reimbursement to Global for such settlement.

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

     In April 2000, the Directors of the Company were authorized options to purchase equities in GTL Management totaling 10% of the fair market value of GTL Management based upon the fair market value at the date of grant. The options were not issued and, subsequent to the granting of such options management decided to exit the business and determined that such options were worthless.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On August 2, 2000 the Board of Directors of the Company approved the conversion of 826,447 shares of Series D Preferred Stock of TNCi owned by the Company into 5,000,000 shares of common stock of TNCi based upon an adjusted conversion rate of 6.05 common shares per preferred share.

     In May and June 2000, The Gross Charitable Unit Trust and The Gross Charitable Annuity Trust (together the "Trusts"), advanced a total of $800,000 to TNCi for working capital purposes. An additional $250,000 was advanced to TNCi in July 2000. On September 12, 2000, the advances to TNCi were converted into two promissory notes, each in the amount of $525,000, issued to each Trust by TNCi. The notes mature on December 31, 2000 and bear interest at 9.0%. On September 28, 2000 the Trusts and two trusts established for the benefit of Mr. Gross's children advanced an additional $250,000 in total to TNCi. On January 2, 2001 the notes and the advances were converted into 260 shares of TNCi Series F 8% Convertible Preferred Stock with an aggregrate stated value of $1,300,000. The preferred stock is convertible into 1,733,333 shares of TNCi's common stock. Irwin L. Gross, Chairman and Chief Executive Officer of Global, was trustee of each of these trusts until March 23, 2001.

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

     In connection with the execution of the promissory notes, each Trust was granted warrants to purchase 99,159 shares of the Company's Class A Common Stock and 155,780 shares of TNCi Common Stock based upon the amount advanced and the closing market price of each stock on the date of each advance. The Company recorded deferred financing cost of $797,668, of which $660,925 and $136,743 was amortized into interest expense for the years ended June 30, 2001 and June 30, 2000, respectively.

     On October 16, 2000, an officer of TNCi purchased 500,000 units of TNCi consisting of 500,000 shares of TNCi common stock and warrants to purchase 166,667 shares of TNCi common stock. The purchase price was $2.00 per unit, which was the closing market price of TNCi common stock on such date. The warrants have an exercise price of $3.50 per share and a term of four-years. Aggregrate consideration to TNCi was $1 million, which was paid in installments in August and September 2000.

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

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months from the date of issuance. This note was issued in a transaction exempt from the registration provisions of the Securities Act of 1933 pursuant to
Section 4(2) thereof.

     On November 22, 2000, $1,667,400 of Mr. Gross' collateral pledged to secure the Secured Credit Facility with Merrill Lynch was applied to repay, in part, the Secured Credit Facility. The Company issued two promissory notes totaling $1,667,400 to Mr. Gross and a charitable foundation controlled by him. The new promissory notes matured on December 31, 2000 and had an annual interest rate of 9.0%. To secure such borrowing, the Company pledged 300,000 shares of common stock of U.S. Wireless to the holders of the notes. On December 31, the maturity dates of the notes were extended to June 30, 2001.

     Between July 2000 and April 2001, Mr. Gross, the trusts and the charitable foundation made additional advances to the Company totaling $757,548.58 ($644,000 of these advances, plus accrued interest, are in the form of a Treasury Bill and remain as collateral for the Secured Credit Facility with Merrill Lynch). On March 30, 2001, Mr. Gross, the trusts and the charitable foundation converted the existing $2,467,400 of notes discussed above and an additional $32,600 of these advances into 250 shares of Global Technologies, Ltd. Series E 8% Convertible Preferred Stock with an aggregate stated value of $2,500,000. This preferred stock is convertible into shares of Class A common stock at a fixed conversion price of $0.3125 per share, the closing price per share of Class A common stock on March 30, 2001. Remaining advances made by Mr. Gross, the trusts and the charitable foundation are secured by a security interest in the lottery equipment formerly used by the Company in its lottery business in Great Britain.

     Between June 30, 2001 and November 5, 2001, Mr. Gross, a limited partnership controlled by him and certain Trusts establisheded by him advanced $464,000 to the Company to cover the working capital requirements of the Company and the Company's 60% owned subsidiary, TNCi UK. These advances are secured by a security interest in the lottery equipment formerly used by the Company in its lottery business in Great Britain. The company received, on November 2, 2001, $1,455,378 from the sale of terminals formerly used in its lottery business in Great Britain. The Company repaid Mr. Gross and these entities a total of $767,000 on November 9, 2001. Remaining unpaid advances, at November 12, 2001, received from Mr. Gross and the Trusts total $80,000. These advances are secured by a security interest in the equity of TNCi UK owned by Global.

     The Company has agreed to reimburse BHG Flights, L.L.C. ("BHG") for costs and expenses associated with the use for corporate purposes of an airplane owned by BHG. Irwin L. Gross, Chairman of the Board and Chief Executive Officer, owns a 50% interest in BHG. Through September 2000, the Company had incurred approximately $106,085 for such costs and expenses. The Company reimbursed BHG approximately $1,500 for costs and expenses between September 2000 and November 2001.

     In August 1999, the Company executed a separation and release agreement with a shareholder and former officer of TNCi, pursuant to which the Company paid approximately $85,000 in the form of unregistered shares of the Company's Common Stock.

     In June 1999, the TNCi loaned to a vice president of TNCi $75,000 for the purpose of assisting in a corporate relocation to the Company's headquarters in Phoenix, Arizona. TNCi also added other outstanding advances totaling $42,000 to the principal amount of the note. Such loan was secured by assets of the employee. The note had a maturity date if August 2009 and bore an interest rate of approximately 5%. The employee left the Company in January 2001 and the note was charged to expense during the third quarter.

     The Company had an Intellectual Property License and Support Services Agreement (the "License Agreement") for certain technology with FortuNet, Inc. ("FortuNet"). FortuNet is owned by a principal stockholder and former director of the Company. The License Agreement provides for an annual license fee of $100,000 commencing in October 1994 and continuing through November 2002. In September 1999, TNCi agreed to a termination of this agreement and paid Fortunet $100,000 plus legal fees. In addition, Global agreed to reprice and extend the

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercise period of certain warrants and options held by FortuNet and its principal shareholder, a former director of the Company. During the year ended June 30, 2000, actual costs associated with this settlement were approximately $157,000.

     During the year ended October 31, 1998, the Company extended by one year a consulting agreement with a former officer of the Company pursuant to which the Company will paid $55,000 for services received during the period November 1999 through October 2000. TNCi assumed the liability for the consulting agreement in the amount of $55,000 in connection with the transaction wherein Global acquired its interest in TNCi. As of June 30, 2001, no amounts were owed in connection with this consulting agreement.

     In October 1998, the Company entered into a consulting agreement with First Lawrence Capital Corp. (First Lawrence) to perform various financial advisory services related to ongoing business development and management. The former managing director of First Lawrence is also a director of the Company. The Company retained, on a full time basis as President and Chief Operating Officer, the services of the former managing director of First Lawrence effective December 12, 1998. Accordingly, the Company entered into an employment contract with such individual. During the year ended June 30, 2000, the Company paid $43,064 for office expenses and rent of First Lawrence under the terms of the agreement. The agreement with First Lawrence Capital Corp. to provide office space for the Chief Operating officer of the Company was terminated in March 2000.

(17) COMMITMENTS AND CONTINGENCIES

(a) LITIGATION

     SWISSAIR/MDL-1269, IN REGARDS TO AN AIR CRASH NEAR PEGGY'S COVE, NOVA SCOTIA. This Multi-district litigation, which is being overseen by the United States District Court for the Eastern Division of Pennsylvania, relates to the crash of Swissair Flight No. 111 on September 2, 1998. The aircraft involved in the crash was a McDonnell Douglas MD-11 equipped with an in-flight interactive entertainment system developed by the Interactive Entertainment Division that The Network Connection acquired from us. Since then, a number of claims have been filed by the families of the victims of the crash. We have been named as one of the many defendants, including Swissair, Boeing, DuPont and The Network Connection (all claims against The Network Connection have been stayed pending resolution of bankruptcy proceedings), in this consolidated multi-district litigation. Our aviation insurer is defending us in the action. We have $10 million in insurance coverage related to the action. With respect to additional insurance coverage, a court has ruled that an umbrella policy for an additional $10 million in insurance does not cover the Swissair action. Currently, we do not plan to appeal such ruling in connection with the Swissair crash. If liability is assessed against us, to the extent this liability exceeds the available insurance, our business will be adversely affected. If found liable for an amount substantially in excess of the limits of our coverage, we could lose all of our assets.

     FIDELITY AND GUARANTY INSURANCE COMPANY V. INTERACTIVE FLIGHT TECHNOLOGIES, INC. This case was before the United States District Court for the District of Minnesota, CV No. 99-410. This is a reformation action in which one of the Company's insurers is seeking to reform an umbrella policy in the amount of $10 million to include an exclusion for completed products for policies issued for years 1997-98 and 1998-99. Such exclusion would preclude claims made by the estates of victims of the crash of Swissair Flight No. 111 on September 2, 1998. The insurer recently filed a motion for summary judgment, which was heard before the United States District Court for the District of Minnesota on September 12, 2000. On October 24, 2000, the Court ruled in favor of the insurer. We filed a motion to alter or amend the ruling, which was denied on January 19, 2001. We thereafter determined not to appeal this action further and entered into a voluntary dismissal with respect to this action. The umbrella policy at issue in this suit is in addition to the $10 million in aviation insurance coverage that we currently have in place.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     BRYAN R. CARR V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD. This case was brought in the Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, The Network Connection former Chief Operating and Financial Officer and a former Director, filed a claim on November 24, 1999 alleging a breach of his employment agreement with The Network Connection. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. The Network Connection and Global filed a motion to compel arbitration of the claims pursuant to an arbitration provision in the employment agreement and to stay the State Court action pending the arbitration proceeding. Our motion was granted on August 9, 2000. On November 7, 2000, Mr. Carr filed his claim for arbitration in Georgia. The arbitration is currently in the discovery phase, although all claims against The Network Connection have been stayed pending resolution of bankruptcy proceedings.

     On May 6, 1999, a complaint captioned INTERACTIVE FLIGHT TECHNOLOGIES, INC.
V. SWISSAIR TRANSPORT COMPANY, LTD., et al., No. Civ. 99-0936PHXSMM, was filed in the United States District Court for the District of Arizona. In this suit, we are seeking payment by Swissair of $6,773,906 for sums owed by Swissair and SR Technics to us for equipment and warranty contracts. We have also asserted claims for business torts arising from the unjustified deactivation of the entertainment network systems following the crash of Swissair Flight 111 in this action. Swissair filed motions to dismiss the action alleging that the claims asserted in our complaint are subject to resolution by arbitration. The motions to dismiss were granted on March 31, 2000. We requested the District Court to reconsider its ruling on the motions and such request was denied by the District Court on May 25, 2000. We appealed both the March 31 and May 25 District Court Orders to the United States Court of Appeals for the Ninth Circuit. Swissair filed a motion to dismiss the appeal for lack of jurisdiction, which was granted on September 18, 2000. On March 28, 2001, the Supreme Court of the United States granted our petition for writ of certiori and remanded the case to the Circuit Court for further consideration. Both sides have filed briefs with the Ninth Circuit Court of Appeals and we are awaiting oral argument on the issue of whether the case is subject to arbitration abroad or can continue here in the States. We have assigned any proceeds we may be entitled to in this action to The Network Connection. Swissair recently filed for bankruptcy.

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

     A suit captioned AVNET, INC. V. THE NETWORK CONNECTION, INC., was filed May 17, 2000 in Maricopa County Superior Court, CV2000-009416. The suit related to invoices for inventory purchased by The Network Connection in late 1998 and early 1999. Avnet, Inc. sought payment of the invoices, interest and legal fees. The aggregate amount of relief sought by Avnet was approximately $900,000. The Network Connection did not pay for the inventory purchased primarily for the following reasons: (i) the inventory purchased did not meet specifications and thus was not accepted by its customer, and (ii) The Network Connection was pursuing a separate warranty claim against Avnet regarding certain other inventory purchased from Avnet. On October 11, 2000, The Network Connection won a jury verdict of $1.8 million in the warranty suit. On December 21, 2000 as amended by letter agreement dated December 22, 2000, The Network Connection settled this suit for $700,000 in cash, the cancellation of approximately $899,000 of outstanding accounts payable due to Avnet and mutual releases of all

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

existing claims. The Network Connection recorded a gain in other income of $1,336,563 reflecting the settlement, net of legal fees. The Network Connection received the cash payment on January 2, 2001.

     FIRST LAWRENCE CAPITAL CORP. V. GLOBAL TECHNOLOGIES, LTD. AND GLOBALTECH HOLDINGS LIMITED, F/K/A IFT HOLDINGS LIMITED, Supreme Court of the State of New York, County of New York, Index No.: 01/601576. First Lawrence filed a complaint commencing this lawsuit against us and our affiliate on March 28, 2001. This complaint alleges a breach of the settlement agreement dated August 13, 1999 between First Lawrence and us relating to an earlier lawsuit commenced by First Lawrence against us and certain of our affiliates. The aggregate amount of relief sought is approximately $545,000, plus related interest, costs and expenses.

     AMERICAN EXPRESS TRAVEL RELATED SERVICES COMPANY, INC. V. GLOBAL TECHNOLOGIES, LTD. AND NETWORK CONNECTIONS, INC., Supreme Court of the State of New York, County of New York, Index No.: 01/601416. American Express sought payment of unpaid balances on credit cards issued under each of our and The Network Connection's corporate accounts. As to us, American Express sought approximately $34,000 and, as to The Network Connection, American Express is seeking approximately $974,000. The latter action has been stayed pending resolution of bankruptcy proceedings. The action with respect to Global was satisfied as of July 2001 by payment in full.

     An action captioned KEATING DEVELOPMENT COMPANY V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD., case number 000997 was initiated on January 8, 2001 in the Philadelphia County Court of Common Pleas. The case relates to the The Network Connection's alleged breach of a lease for office and warehouse space. The lease was guaranteed by Global. Keating is seeking approximately $350,000 in damages. Global has agreed to pay Keating $15,000 and, upon such payment, will be dismissed from the action. The action against The Network Connection has been stayed pending resolution of bankruptcy proceedings.

     The Company is subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of June 30, 2001, the effect of such matters will not have a material adverse effect on the Company's results of operations and financial position.

(b) LEASE OBLIGATIONS

     The Company leases office space and furniture under operating leases that expire at various dates through January 2005. The future minimum lease commitments under these leases are as follows:

                       YEAR ENDING               OPERATING
                         JUNE 30,                  LEASES
                         --------                  ------
                           2002                  $  91,238
                           2003                     86,256
                           2004                     81,745
                           2005                     46,507
                                                 ---------
                                                 $ 305,746
                                                 =========

     Rental expense under operating leases totaled $808,721, and $616,081 for the year ended June 30, 2001, and the year ended June 30, 2000, respectively.

(c) PURCHASE COMMITMENTS

     In September  1999,  GTL Leasing  Limited  entered  into an agreement  with
International Lottery & Totalizator Systems, Inc., a California corporation ("ILTS"), to purchase an on-line lottery system for the operation of the Inter Lotto lotteries. The base value of the lottery system being purchased from ILTS was $12.3 million, of which approximately $2.9 million was yet to be paid as of June 30, 2000. In addition, in September 1999, GTL Management entered into an

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

eight-year facilities management agreement with ILTS to provide operational and technology support for the system. Under this agreement, GTL Management was required, beginning April 1, 2000, to make weekly payments of $72,000, plus additional amounts based on the number of installed terminals and sales volumes, upon the commencement of ticket sales through the system. Global guaranteed the obligations of GTL Leasing Limited and GTL Management Limited under these agreements. In December 2000, the Company returned 1,333 terminals in a settlement with ILTS in lieu of payment of outstanding accounts payable due ILTS for both the original purchase and facilities management services.

(d) CARNIVAL AGREEMENT

     In September 1998, TNCi entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival") for the purchase, installation and maintenance of its advanced cabin entertainment and management system for the cruise industry ("CruiseView(TM)") on a minimum of one Carnival Cruise Lines ship. During the four-year period commencing on the date of the Carnival Agreement, Carnival had the right to designate an unspecified number of additional ships for the installation of CruiseView(TM). The cost per cabin for CruiseView(TM) purchase and installation on each ship was provided for in the Carnival Agreement. In December 1998, Carnival ordered the installation of CruiseView(TM) on one Carnival Cruise Lines "Fantasy" class ship, which has been in operational use since August 1999. In August 1999, Carnival ordered the installation of CruiseView(TM) on one Carnival Cruise Lines "Destiny" class ship which was operational use from October 1999 through March 2000. Under the terms of the agreement, TNCi was to receive payment for 50% of the sales price of the system in installments through commencement of operation of the system. Recovery of the remaining sales price of the system was to be achieved through the receipt of TNCi's 50 % share of net profits, as defined in the Carnival Agreement, generated by the system over future periods.

     The terms of the Carnival Agreement provided that Carnival may return the CruiseView(TM) system within the acceptance period, as defined in the Carnival Agreement, or for breach of warranty. The acceptance period for the Fantasy and Destiny class ships were twelve months and three months, respectively, from completion of installation and testing, which occurred in February 1999 and October 1999, respectively. The initial warranty period for these systems was three years. As of March 31, 2000, the Company had recorded deferred revenue of approximately $2.1 million related to the two Carnival ships.

     Since the installation of the CruiseView(TM) system on two Carnival cruise ships, and beginning in the quarter ended March 31, 2000, TNCi had experienced costs in excess of those recoverable under the Carnival Agreement. Given these costs, and ongoing technical issues, TNCi notified Carnival of its desire to renegotiate the Carnival Agreement. During these discussions, Carnival notified TNCi in a letter dated April 24, 2000 that it sought to terminate the Carnival Agreement and sought to assert certain remedies thereunder. On September 25, 2000, TNCi entered into a Master Settlement Agreement and Mutual Release with Carnival (the "Settlement Agreement"). The Settlement Agreement specifies that TNCI and Carnival agree: (i) to terminate the Carnival Agreement; (ii) to negotiate in good faith to enter into a New Agreement; (iii) that TNCi will issue to Carnival a one-year convertible note payable in the principal amount of $550,000; (iv) to mutually release each party from any prior claims; and (v) that Carnival shall purchase from TNCi all networking equipment aboard the two ships and TNCi shall retain ownership of all other equipment.

     Based on the above, the Company recorded, in the year ended June 30, 2000, revenue of $1.4 million for the value of networking equipment purchased by Carnival, and cost of revenue in an equal amount by applying the cost recovery method of accounting. The Company also recorded a special charge reflecting the write-off of: (i) all remaining inventory associated with Carnival (including the reversal of warranty reserve) as substantial uncertainty exists regarding its realizability (approximately $2.1 million); (ii) all costs associated with the deinstallation and removal of equipment from the two ships (approximately $85,000) and (iii) all costs associated with the refurbishment of certain equipment such that the equipment may be re-deployed to other customers ($157,000). Special charges were offset by the reversal of deferred revenue of $190,000, which TNCi was not required to return to Carnival for warranty accruals for which TNCi has no continuing obligation. Certain in-cabin equipment removed from Carnival which may be re-deployed to other customers was reclassified into Construction-In-Progress at June 30, 2000 (approximately $681,000).

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pursuant to the Settlement Agreement, TNCi and Carnival continued discussions with respect to a New Agreement which would cover the installation of TNCi's latest CruiseView(TM) technology on the "Fantasy" class ship discussed above, and contractual terms more favorable to TNCi than the Carnival Agreement, including a longer-term and multiple ship arrangement. However, TNCi and Carnival were unable to reach a mutually satisfactory resolution of the Carnival Agreement and discussions were discontinued. TNCi filed for bankruptcy protection on March 24, 2001.

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Since the fair value is estimated as of June 30, 2001, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

(19) SUPPLEMENTAL FINANCIAL INFORMATION

     Supplemental disclosure of cash flow information is as follows:

                                                                          YEAR ENDED       YEAR ENDED
                                                                         JUNE 30, 2001    JUNE 30, 2000
                                                                         -------------    -------------
     Cash paid for interest                                              $   307,611       $    75,126
     Non-cash investing and financing activities:
      Modifications to stock option awards                                                 $   278,318
      Issuance of warrants to related party for collateral pledges                         $ 2,324,195
      Issuance of warrants to related parties                            $ 1,070,527
      Issuance of warrants for services and in connection with
        financing                                                                          $ 1,949,448
      Issuance of stock for financial consulting services                $   578,000       $       --
      Issuance of stock for legal settlements                            $ 1,106,691       $   976,171

      Conversion of note payable to TNCi common stock                                      $   400,000
      Conversion notes payable to common stock                           $ 1,218,588

      Conversion of related party debt to Preferred Stock                $ 2,500,000
      Beneficial conversion on secured convertible debt                  $   842,300       $ 4,000,000
      Stock issued in connection with purchase of Series Notes                             $ 1,647,812
      Net issuance of commitment shares associated with equity
        purchase agreement                                                                 $   553,677
      Conversion of Series C and D preferred stock to common stock       $    12,332

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) OPERATING SEGMENT

     In 1998,  the Company  adopted SFAS 131,  which  requires the  reporting of operating segments using the "management approach" versus the "industry approach" previously required. The Company's reportable segments consist of TNCi, including TNCi UK, and general corporate operations. On March 24, 2001, Global's majority-owned subsidiary, TNCi, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Pending resolution of the bankruptcy filing, the net liabilities of TNCi, as of March 31, 2001 have been classified as a Deferred Credit in the consolidated balance sheet. Operations of TNCi have not been consolidated subsequent to March 31, 2001. In a transaction described above, Global, in order to provide TNCi UK with funds for ongoing operations and to avoid insolvency, committed to pay $600,000 for a 60% interest in TNCi UK. The Company's direct investment in TNCi UK continues the segment for the Company's financial reporting purposes.

     In the past, TNCi designed, manufactured, installed and maintained advanced, high-end, high-performance computer servers and interactive, broad-band information and entertainment systems for both the domestic and foreign markets, including the passenger rail market in the United Kingdom, carried on through TNCi UK. General corporate operations consist of developing and operating affiliate companies, most of which are engaged in telecommunications, e-commerce, networking solutions and gaming.

     Sales of entertainment networks by the Company are typically made to a relatively few number of customers. This concentration of business among a few customers exposes the Company to significant risk. One customer accounted for 60% and 72% of the Company's sales during the years ended June 30, 2001 and June 30, 2000, respectively.

                   GLOBAL TECHNOLOGIES, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following summarizes information related to the Company's segments. All significant intersegment activity has been eliminated. Assets are the owned or allocated assets used by each operating segment.

                                                  YEAR ENDED        YEAR ENDED
                                                JUNE 30, 2001     JUNE 30, 2000
                                                -------------     -------------
Revenue
   TNCi                                          $    150,417      $  7,091,660
   Other                                              139,878           305,336
                                                 ------------      ------------
                                                      290,295         7,396,996
  Gross profit (loss)(a)
   TNCi                                               (43,592)        2,162,163
   Other                                              102,051           219,093
                                                  -----------      ------------
                                                       58,459         2,381,256
  Operating (loss)
   TNCi                                           (20,471,110)      (11,739,631)
   Other                                          (16,862,239)      (12,059,385)
                                                  -----------      ------------
                                                  (37,333,349)      (23,799,016)
  General corporate operations
   Gain on sale of investments                      4,282,844                --
   Gain on legal settlement                         1,336,563
   Equity in loss of non-consolidated
    affiliate                                              --       (10,345,210)
   Net interest                                    (4,231,051)       (5,293,153)
   Loss on extinguishment of debt                    (698,117)
   Other income (expenses)                            108,054           (14,339)
   Minority interest                                1,869,009         1,612,529
                                                -------------     -------------
                                                    2,667,302       (14,040,173)
                                                -------------     -------------
  Net loss                                      $ (34,666,047)    $ (37,839,189)
                                                =============     =============
  Total assets
   United Kingdom Operations                          831,942        13,468,699
   General corporate                                1,787,410       108,257,232
                                                 ------------      ------------

  Total Assets                                    $ 2,619,352     $ 121,725,931
                                                 ============     =============

----------
(a) Gross profit (loss) is the difference between Revenue and Cost of Revenue in the consolidated statement of operations.

     Long-lived assets at June 30, 2001 primarily represent assets used by TNCi UK of $439,000 in its Great Britain railway information and entertainment business. As of June 30, 2000, the Company had significant long-lived assets in both North America and Europe (UK). Long-lived assets located in North America included net property plant and equipment and intangibles totaling $10,272,236. Long-lived assets located in Europe included net property plant and equipment of $13,648,676.