Form 10-K
period 2020-06-30
GLOBAL TECHNOLOGIES LTD
filed 2020-12-21
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2020

Commission File Number: 000-25668

GLOBAL TECHNOLOGIES, LTD

(Exact name of registrant as specified in its charter)

Delaware	86-0970492
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

510 1st Ave N., Suite 901 St. Petersburg, FL	33701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 482-1505

A Registered Agent, Inc.

8 The Green, Suite A

Dover, DE 19901

(302) 288-0670

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GTLL	OTC Markets “PINK”

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] YES [X] NO

As of December 17, 2020, there were 12,776,078,996 shares of registrant’s Class A common stock outstanding.

Cautionary Note Regarding Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue, “and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;

●	risk that we fail to meet the requirements of the agreements under which we acquired our business interests, including any cash payments to the business operations, which could result in the loss of our right to continue to operate or develop the specific businesses described in the agreements;

●	risk that we will be unable to secure additional financing in the near future in order to commence and sustain our planned development and growth plans;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations;

●	risks and uncertainties relating to the various industries and operations we are currently engaged in;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future growth, development or expansion will not be consistent with our expectations;

●	risks related to the inherent uncertainty of business operations including profit, cost of goods, production costs and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;

●	risks related to environmental regulation and liability;

●	risks related to tax assessments;

●	other risks and uncertainties related to our prospects, properties and business strategy.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

As used in this annual report, “Global Technologies,” the “Company,” “we,” “us,” or “our” refer to Global Technologies, Ltd. unless otherwise indicated.

2

PART I

Item 1. Business.

Overview

Global Technologies, Ltd is a publicly quoted company that was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd. Our principal executive offices are located at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and our telephone number is (727) 482-1505. Our website address is www.globaltechnologiesltd.info.

COVID-19

COVID-19 has caused and continues to cause significant loss of life and disruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease, and through business and transportation shutdowns and restrictions on people’s movement and congregation.

As a result of the pandemic, we have experienced, and continue to experience, weakened demand for our CBD products. Many of our wholesale and retail customers have been unable to sell our products in their stores due to government-mandated closures and have deferred or significantly reduced orders for our products. We expect these trends to continue until such closures are significantly curtailed or lifted. In addition, the pandemic has reduced foot traffic in their stores where our products are sold that remain open, and the global economic impact of the pandemic has temporarily reduced consumer demand for our products as they focus on purchasing essential goods.

Given these factors, the Company anticipates that the greatest impact from the COVID-19 pandemic will occur in the third and fourth quarters of fiscal 2020 and first quarter of fiscal 2021 and will most likely result in a significant delay in the buildout of our Markets on Main operations.

In addition, certain of our suppliers and the manufacturers of certain of our products were adversely impacted by COVID-19. As a result, we faced delays or difficulty sourcing products, which negatively affected our business and financial results. Even if we are able to find alternate sources for such products, they may cost more and cause delays in our supply chain, which could adversely impact our profitability and financial condition.

We have taken actions to protect our employees in response to the pandemic, including closing our corporate office and requiring our office employee to work from home. At the manufacturing facility where our HMNRTH CBD products are produced, certain practices have been taken into effect to safeguard workers, including a staggered work schedule, and shortening of the work week. If this were to continue, it may significantly delay our ability to have product produced for delivery.

Prior Operational History

From inception until March 2011, Global Technologies was a technology portfolio company that acquired nascent technology and related innovations, inventions and IP assets to enhance their growth and development. The Company built revenues and asset value through a model of continuous growth, income from or sale of its portfolio holdings, and technology licensing or distribution agreements.

The Company invested primarily in innovative and promising clean/renewable energy or bio-tech technologies that had reached the stage in the critical Technology Development & Demonstration phase of the Innovative Cycle, which includes Prototype, Demonstration and Market Analysis.

In March 2011, the Company abandoned its operations. Mr. Jimmy Wayne Anderson, our sole officer and director, was appointed a director of the Company in December 2017 and an officer in January 2018.

Current Operations

Global Technologies, Ltd (“Global”) is a holding corporation, which through its subsidiaries, has operations engaged in the online sales of CBD and hemp related products, the acquisition of intellectual property in the safety and security space and as a portal for entrepreneurs to provide immediate access to live shopping, e-commerce, product placement in brick and mortar retail outlets and logistics.

On November 30, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) for the purchase of TCBM Holdings, LLC (“TCBM”). Under the terms of the Agreement, the Company issued a Convertible Promissory Note in the amount of $2,000,000 to Jetco Holdings, LLC for the purchase of all issued and outstanding membership units of TCBM and its subsidiaries, HMNRTH, LLC and 911 Help Now, LLC.

On March 11, 2020, the Company, through its two wholly owned subsidiaries, HMNRTH, LLC (the “Seller”) and TCBM Holdings, LLC (the “Owner”) (together Seller and Owner the “Selling Parties”) entered into an Asset Purchase Agreement (the “Agreement”) with Edison Nation, Inc. and its wholly owned subsidiary, Scalematix, LLC (together the “Buyer”), for the sale of certain assets in the health and wellness industry and related consumer products industry. Under the terms of the Agreement, Buyer was to remit $70,850 via wire transfer at Closing and issue to a representative of the Selling Parties Two Hundred Thirty-Eight Thousand Seven Hundred and Fifty (238,750) shares of restricted common stock. In addition, the Selling Parties shall have the right to additional earn out compensation based upon the following metrics: (i) at such time as the purchased assets achieve cumulative revenue of $2,500,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock; and (ii) at such time as the purchased assets achieve cumulative revenue of $5,000,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock. The Closing of the transaction occurred on March 11, 2020. As of the date of this filing, the Company has received the 238,750 shares of restricted common stock valued at $477,500 and the $70,850 in cash compensation due under the terms of the Agreement. The shares and cash compensation were subsequently transferred to the principal of Jetco Holdings, LLC as payment against the November 30, 2019 convertible note. Please see NOTE F - NOTES PAYABLE, THIRD PARTIES for further information.

Our wholly owned subsidiaries:

About TCBM Holdings, LLC

TCBM Holdings, LLC (“TCBM”) was formed as a Delaware limited liability company on August 10, 2017. TCBM is a holding corporation, which operated through its two wholly owned subsidiaries, HMNRTH, LLC and 911 Help Now, LLC.

About HMNRTH, LLC

HMNRTH, LLC (“HMN”) was formed as a Delaware limited liability company on July 30, 2019. HMNRTH operates as an online store selling a variety of hemp and CBD related products. The Company’s business model is to bridge the gap between the lifestyle and knowledge components within the cannabis industry. The Company’s goal is to educate every consumer while cultivating an experience by providing quality products, branded cutting-edge content, and diversified product lines for any purpose. Most importantly, we want our clients to discover their inner HMN, redefine their inner HMN and Empower their inner HMN.

In September 2019, the Company entered into a Quality Agreement with Nutralife Biosciences for the development and production of its CBD line of products. The Company’s product line includes hemp derived, full spectrum cannabidiol tinctures and creams in varying sizes. The Company’s ecommerce website can be found at www.hmnrth.com.

In order for the Company to generate revenue through HMNRTH, we will need to: (i) produce additional inventory for retail sales through the Company’s ecommerce site or sales, or (ii) sales to third party distributors, or (iii) direct sales to brick and mortar CBD retail outlets, or (iv) generate additional CBD formulas to be utilized in new products At present, the Company does not have the required capital to move forward with any of the options and there is no guarantee that we will be able to raise the required funds.

Regulation of HMNRTH products:

The manufacture, labeling and distribution of our products is regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to sell our products in the future. The FDA regulates our nutraceutical and wellness products to ensure that the products are not adulterated or misbranded.

We are subject to additional regulation as a result of our CBD products. The shifting compliance environment and the need to build and maintain robust systems to comply with different compliance in multiple jurisdictions increase the possibility that we may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Our advertising is subject to regulation by the FTC under the FTCA. Additionally, some states also permit advertising and labeling laws to be enforced by private attorney generals, who may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by us. Any actions against us by governmental authorities or private litigants could have a material adverse effect on our business, financial condition and results of operations.

About 911 Help Now, LLC

911 Help Now, LLC (“911”) was formed as a Delaware limited liability company on February 2, 2018. 911 was a holding company of intellectual property in the safety and security space. At present, we own no intellectual property within our 911 subsidiary. In order to generate future revenue within 911, we will need to identify and either acquire or license intellectual property. In the event of an acquisition, we will then need to either develop products utilizing our intellectual property or license out our intellectual property to a third party. There is no guarantee that we will be successful with an acquisition or licensing of any intellectual property.

About Markets on Main, LLC

Markets on Main, LLC (“MOM”) was formed as a Florida limited liability company on April 2, 2020. MOM is A full service, sales and distribution, third-party logistics provider and portal to multi-channel sales opportunities. MOM’s focus is on bringing small businesses and entrepreneurs to large opportunities and distribution. MOM will provide the following services to its clients: inventory management, brand management, fulfillment and drop-ship capabilities, retail distribution and customer service. MOM’s website can be found at www.marketsonmain.com.

Consultants

On January 2, 2020, the Company entered into a Consulting Agreement (the “Agreement”) with Timothy Cabrera (the “Consultant”). Under the terms of the Agreement, the Consultant is to provide services to further the business plan of the Company’s subsidiaries, seek and advise the Company on the acquisition of potential products, seek acquisition candidates and on the sale of any inventory. The Agreement has a term of one (1) year and the Consultant is to be compensated Two Hundred Fifty Thousand and NO/100 Dollars ($250,000).

On January 2, 2020, the Company entered into a Consulting Agreement (the “Agreement”) with Brian McFadden (the “Consultant”). Under the terms of the Agreement, the Consultant is to provide services to manage the Company’s HMNRTH subsidiary, manage the process of new CBD formulas from development to sale, seek and advise the Company on the acquisition of potential products and on the sale of any inventory. The Agreement has a term of one (1) year and the Consultant is to be compensated Two Hundred Fifty Thousand and NO/100 Dollars ($250,000).

On August 22, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with Sylios Corp (the “Consultant”), an entity controlled by the Company’s President, Jimmy Wayne Anderson. Under the terms of the Agreement, the Consultant is to provide services related to acquisitions, mergers and certain day to day tasks of managing a public company. As compensation, the Company shall pay Consultant $50,000 through the issuance of ten (10) shares of the Company’s Series L Preferred Stock. The Company issued the shares of Series L Preferred Stock on September 2, 2019. The Agreement has a term of six (6) months or until the Consultant completes the services requested.

REVENUE

For the years ended June 30, 2020 and 2019, we had $548,350 and $0 in revenue. Our revenue for the twelve months ended June 30, 2020 was 100% comprised of the sale of hemp and CBD inventory through our subsidiary. HMNRTH, LLC.

RESEARCH AND DEVELOPMENT

For the twelve months ended June 30, 2020 and 2019, we had $0 and $0 research and development costs, respectively.

Employees

Currently, Global Technologies has one part-time employee who devotes approximately 10-15 hours per week to the Company’s operations. We intend on retaining additional officers, ancillary staff and consultants during the calendar year 2020 as our operational subsidiaries further their business plans.

Our Business Plan

Our business plan is to operate through our wholly owned subsidiaries for the foreseeable future, while seeking potential acquisition, joint venture and merger candidates.

Our wholly owned subsidiaries:

About TCBM Holdings, LLC

TCBM Holdings, LLC (“TCBM”) was formed as a Delaware limited liability company on August 10, 2017. TCBM is a holding corporation, which operated through its two wholly owned subsidiaries, HMNRTH, LLC and 911 Help Now, LLC.

About HMNRTH, LLC

HMNRTH, LLC (“HMN”) was formed as a Delaware limited liability company on July 30, 2019. HMNRTH operates as an online store selling a variety of hemp and CBD related products. The Company’s business model is to bridge the gap between the lifestyle and knowledge components within the cannabis industry. The Company’s goal is to educate every consumer while cultivating an experience by providing quality products, branded cutting-edge content, and diversified product lines for any purpose. Most importantly, we want our clients to discover their inner HMN, redefine their inner HMN and Empower their inner HMN.

In September 2019, the Company entered into a Quality Agreement with Nutralife Biosciences for the development and production of its CBD line of products. The Company’s product line includes hemp derived, full spectrum cannabidiol tinctures and creams in varying sizes. The Company’s ecommerce website can be found at www.hmnrth.com.

In order for the Company to generate revenue through HMNRTH, we will need to: (i) produce additional inventory for retail sales through the Company’s ecommerce site or sales, or (ii) sales to third party distributors, or (iii) direct sales to brick and mortar CBD retail outlets, or (iv) generate additional CBD formulas to be utilized in new products At present, the Company does not have the required capital to initiate any of the options and there is no guarantee that we will be able to raise the required funds.

Regulation of HMNRTH products:

The manufacture, labeling and distribution of our products is regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to sell our products in the future. The FDA regulates our nutraceutical and wellness products to ensure that the products are not adulterated or misbranded.

We are subject to additional regulation as a result of our CBD products. The shifting compliance environment and the need to build and maintain robust systems to comply with different compliance in multiple jurisdictions increase the possibility that we may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Our advertising is subject to regulation by the FTC under the FTCA. Additionally, some states also permit advertising and labeling laws to be enforced by private attorney generals, who may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by us. Any actions against us by governmental authorities or private litigants could have a material adverse effect on our business, financial condition and results of operations.

About 911 Help Now, LLC

911 Help Now, LLC (“911”) was formed as a Delaware limited liability company on February 2, 2018. 911 was a holding company of intellectual property in the safety and security space. At present, we own no intellectual property within our 911 subsidiary. In order to generate future revenue within 911, we will need to identify and either acquire or license intellectual property. In the event of an acquisition, we will then need to either develop products utilizing our intellectual property or license out our intellectual property to a third party. There is no guarantee that we will be successful with an acquisition or licensing of any intellectual property.

About Markets on Main, LLC

Markets on Main, LLC (“MOM”) was formed as a Florida limited liability company on April 2, 2020. MOM is A full service, sales and distribution, third-party logistics provider and portal to multi-channel sales opportunities. MOM’s focus is on bringing small businesses and entrepreneurs to large opportunities and distribution. MOM will provide the following services to its clients: inventory management, brand management, fulfillment and drop-ship capabilities, retail distribution and customer service. MOM’s website can be found at www.marketsonmain.com.

Potential Future Acquisitions

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our sole director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such acquisition would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered an inactive company.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of our stockholders.

As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

With respect to any merger or acquisition, and depending upon, among other things, the target company’s assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

There are no guarantees that we will be successful in Closing any additional acquisitions or mergers.

Competition

We believe we are an insignificant participant among the firms, which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

In reference to our subsidiary 911 Help Now (“911”), the Personal Emergency Response marketplace is a large and fragmented market, which has many competitors with larger financial resources than us. Our differentiating factor in this space is our no monthly fee sales model. At present, we own no intellectual property within our 911 subsidiary. In order to generate future revenue within 911, we will need to identify and either acquire or license intellectual property. In the event of an acquisition, we will then need to either develop products utilizing our intellectual property or license out our intellectual property to a third party. There is no guarantee that we will be successful with an acquisition or licensing of any intellectual property.

In reference to our subsidiary HMNRTH (“HMNRTH”), the market for the sale of CBD-based products is fragmented and intensely competitive. Currently, in the United States, we do not believe that there are any businesses that can demonstrate or claim a dominant market share of the growing CBD products market. Our competitors in the retail location sales of CBD-based products include Green Roads, PlusCBD, and Select CBD, and in the digital space include Diamond CBD, CBDistillery, and Lazarus Natural. We expect that the quantity and composition of the competitive environment will continue to evolve as the industry matures and new customers enter the marketplace. In order for the Company to generate revenue through HMNRTH, we will need to: (i) produce additional inventory for retail sales through the Company’s ecommerce site or sales, or (ii) sales to third party distributors, or (iii) direct sales to brick and mortar CBD retail outlets, or (iv) generate additional CBD formulas to be utilized in new products At present, the Company does not have the required capital to move forward with any of the options and there is no guarantee that we will be able to raise the required funds.

In reference to our newly formed business operation through our subsidiary Markets on Main (“MOM”), the Company’s goal is to become a leader in sales and distribution of entrepreneur driven products, in a highly competitive industry. We compete with companies from all industries, some of which have substantially more resources, stronger name recognition, and longer operating histories than us, and which benefit from greater economies of scale.

We target products that leverage some sort of intellectual property that we may own or license from the entrepreneurs. Under the Company’s business plan, we anticipate that certain of our licensors will have reserved the right to manufacture, distribute and sell similar or identical products. Some of these products could directly compete with our products and could be sold to our customers or directly to consumers at lower prices than those at which our products are sold. Our competitors for MOM include Funko, Inc. and Edison Nation, Inc. to name a few. We anticipate generating revenue through MOM during the current fiscal quarter through our fulfillment relationships with QVC and TBD Safety.

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the “1940 Act”) insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the 1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

Intellectual Property

We own no intellectual property.

Factors Effecting Future Performance

Rather than an operating business, our goal is to obtain debt and/or equity financing to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

Although there is no assurance that this series of events will be successfully completed, we believe we can successfully complete an acquisition or merger which will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

The factors affecting our future performance are listed and explained below under the section “Risk Factors” below:

Item 1A. Risk Factors.

You should carefully consider the risks described below and other information in this prospectus, including the financial statements and related notes that appear at the end of this prospectus, before deciding to invest in our securities. These risks should be considered in conjunction with any other information included herein, including in conjunction with forward-looking statements made herein. If any of the following risks actually occur, they could materially adversely affect our business, financial condition, operating results or prospects. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects.

Risks Relating to Our Company

We have incurred significant losses and anticipate future losses.

As of June 30, 2020, we had an accumulated deficit of $160,937,361 and a stockholders’ deficit of approximately $1,489,010.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended June 30, 2020 and 2019, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our existing financial resources are insufficient to meet our ongoing operating expenses.

We have no sources of income at this time and no existing cash balances to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and/or equity we shall be unable to meet our ongoing operating expenses. On a longer-term basis, we intend to raise the debt and/or equity to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

Scarcity of, and competition for, business opportunities and combinations.

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

We may be negatively affected by adverse general economic conditions.

Current conditions in domestic and global economies are extremely uncertain. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat of terrorism and war, and other factors capable of affecting economic conditions. Such changes could have a material adverse effect on our business, financial condition, and results of operations.

Because our principal shareholder controls our activities, he may cause us to act in a manner that is most beneficial to himself and not to other shareholders which could cause us not to take actions that outside investors might view favorably.

Our principal shareholder, our sole officer and director, has voting authority for ninety six percent (96%) of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

Our director may have conflicts of interest which may not be resolved favorably to us.

Certain conflicts of interest may exist between our sole director and us. Our sole Director has other business interests to which he devotes his attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See “Directors and Executive Officers” (page 30 below), and “Conflicts of Interest.” (page 31 below).

We may depend upon outside advisors; who may not be available on reasonable terms and as needed.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

We may not be able to meet the filing and internal control reporting requirements imposed by the Securities and Exchange Commission, which may result in a decline in the price of our common shares and an inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, as amended by SEC Release No. 33-8934 on June 26, 2008, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements may have to also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. We may be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

●	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

●	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year-end; and

●	Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, our independent registered public accounting firm may be required to file its attestation on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. In the event that we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the SEC, which could also adversely affect the market price of our common stock and our ability to secure additional financing as needed.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly and may increase substantially.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

We are working with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, we anticipate that the expenses that will be required in order to adequately prepare for being a public company could be material. We estimate that the aggregate cost of increased legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; consultants to design and implement internal controls; and financial printing alone will be a few hundred thousand dollars per year and could be several hundred thousand dollars per year. In addition, if and when we retain independent directors and/or additional members of senior management, we may incur additional expenses related to director compensation and/or premiums for directors’ and officers’ liability insurance, the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be material.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

We have material weakness in our controls and procedures.

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2020 and 2019 for the reasons discussed below:

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2020:

●	The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked personnel with accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

●	Material Weakness – Inadequate segregation of duties.

The management of the Company believes that these material weaknesses will remain until such time that the Company has the resources to increase the number of personnel committed to the performance of its financial duties that such weaknesses can be specifically addressed. This will include, but not limited to, the following:

●	Hiring of additional personnel to adequately segregate financial reporting duties.

●	The retention of outside consultants to review our controls and procedures

General Business Risks

Conflicts of interest may arise from other business activities of our directors and officers.

Our sole officer and director, Jimmy Wayne Anderson, currently serves in the role as President and Chairman of another publicly traded entity, Sylios Corp (a fully-reporting company “UNGS” on the OTC Markets “PINK”). Mr. Anderson also serves as the President and Chairman of AMDAQ Corp, a spin-off of Sylios Corp. As such, Mr. Anderson may not be able to dedicate the required time to the Company to further its operations.

We are highly dependent on the services of key executives, the loss of whom could materially harm our business and our strategic direction. If we lose key management or significant personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.

We are highly dependent on our management team, specifically Jimmy Wayne Anderson, who we currently anticipate will be able to devote 10-15 hours per week to the Company’s operations. If we lose key employees, our business may suffer. Furthermore, our future success will also depend in part on the continued service of our management personnel and our ability to identify, hire, and retain additional key personnel. We do not carry “key-man” life insurance on the lives of any of our executives, employees or advisors. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly.

We will need to raise additional capital to continue operations over the coming year.

We anticipate the need to raise approximately $1,000,000 in capital to fund our operations through December 31, 2021. We expect to use these cash proceeds, primarily to identify new business opportunities and possible acquisitions. We cannot guarantee that we will be able to raise these required funds or generate sufficient revenue to remain operational.

We may be unable to manage growth, which may impact our potential profitability.

Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

●	Establish definitive business strategies, goals and objectives;
●	Maintain a system of management controls; and
●	Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees.

If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.

Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

We may in the future be subject to additional litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance. While neither Delaware law nor our Articles of Incorporation or bylaws require us to indemnify or advance expenses to our officers and directors involved in such a legal action, we have entered into an indemnification agreement with our President and intend to enter into similar agreements with other officers and directors in the future. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

If we are unable to maintain effective internal control over our financial reporting, the reputational effects could materially adversely affect our business.

Under the provisions of Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted rules requiring public companies to perform an evaluation of Internal Control over Financial Reporting (Internal Controls) and to report on our evaluation in our Annual Report on Form 10-K. Our Internal Controls constitute a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. In the event we discover material weakness in our internal controls and our remediation of such reported material weakness is ineffective, or if in the future we are unable to maintain effective Internal Controls, additional resulting material restatements could occur, regulatory actions could be taken, and a resulting loss of investor confidence in the reliability of our financial statements could occur.

We expect to incur substantial expenses to meet our reporting obligations as a public company. In addition, failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

We estimate that it will cost approximately $50,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

If the registration of our common stock is revoked in the future, our business opportunities will cease to exist.

In the event our securities registration was to be revoked, we would not have the ability to raise money through the issuance of shares and would lose the ability to continue the business plan set out in this filing. Common stock issued and outstanding at that time would no longer be tradable.

Our business operations have been and may continue to be materially and adversely affected by the outbreak of the novel respiratory illness coronavirus (“COVID-19”).

On March 11, 2020, the World Health Organization declared the outbreak of the novel respiratory illness COVID-19 a pandemic. The new strain of COVID-19 is considered to be highly contagious and poses a serious public health threat.

Any outbreak of such epidemic illness or other adverse public health developments may materially and adversely affect the global economy, our markets and our business.

We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook for retail and online sales, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.”

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carry-forwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Associated with Our Subsidiary, HMNRTH, LLC

All strains of cannabis other than hemp remain illegal under Federal law.

Despite the development of a legal cannabis industry under the laws of certain states and the legalization of hemp under the Agriculture Improvement Act of 2018, the state laws legalizing medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a “Schedule-I” controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. However, the Obama Administration determined that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical and recreational cannabis. There is no guarantee that the current or any future Administration will not change the Federal government’s stated policy regarding the low-priority enforcement of Federal laws in states where cannabis has been legalized. Any such change in the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our shareholders.

We recently entered the CBD Market and as a result, we are subject to numerous potential regulatory matters, which could negatively impact our operations.

The Drug Enforcement Administration (“DEA”) which enforces the controlled substances laws of the United States has issued various rules and announcements concerning various items considered to be marijuana extracts which may encompass Cannabinoids. The uncertainty involves the extent to which the DEA will try to restrict the marketing or distribution of hemp finished/CBD products which we manufacture and distribute. If the DEA or other government agency were to take any action concerning our CBD products, it would have a negative impact on our revenues and financial condition.

Because we are subject to numerous laws and regulations, we could incur substantial costs.

The manufacture, labeling and distribution of our products is regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to sell our products in the future. The FDA regulates our nutraceutical and wellness products to ensure that the products are not adulterated or misbranded.

We are subject to additional regulation as a result of our CBD products. The shifting compliance environment and the need to build and maintain robust systems to comply with different compliance in multiple jurisdictions increase the possibility that we may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Our advertising is subject to regulation by the FTC under the FTCA. Additionally, some states also permit advertising and labeling laws to be enforced by private attorney generals, who may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by us. Any actions against us by governmental authorities or private litigants could have a material adverse effect on our business, financial condition and results of operations.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations.

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Until we have developed and launched our products at commercial levels, there is uncertainty of market acceptance and the efficacy of the commercialization strategy.

While we have launched the sale of our CBD products on our ecommerce website, natural, hemp-based consumer products are new to the marketplace and it is not yet determined whether such products will gain consumer acceptance. Until we have consistent, proven sales, there is uncertainty of product acceptance in the intended markets and our ability to commercialize our products. As with any transformational product, there will be a time before customers embrace the product and recognize its full value. If there are no, or only low levels of, product acceptance and sales, we may have to alter our business plan. As is typical of any new business concept, demand and market acceptance for newly introduced products and services is subject to great uncertainty. Achieving market acceptance will require us to undertake substantial marketing efforts and to make significant expenditures to create awareness of and demand for our products. We have limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities. Our efforts will be subject to all of the risks associated with the commercialization of new products, including unanticipated delays, expenses and the evolution of industry standards. There can be no assurance that markets for our products will not be limited, or that our strategies will result in successful product commercialization or in initial or continued market acceptance for our products.

Due to controversy over the cannabis plant within the United States, we face challenges getting our products into stores.

Some of our products are intended for ingestion purposes. There are potential significant health benefits to consuming hemp-based products, however, all products derived from the cannabis plant are controversial. Our products contain only trace amounts of THC and are below the legal limit for ingestion within the U.S. However, we anticipate that we may face scrutiny and experience resistance in getting our products into stores due to hesitation by food chains to carry any product even affiliated with the cannabis plant.

We face substantial risk of product liability claims and potential adverse product publicity.

Like any other retailer, distributor or manufacturer of products that are designed to be ingested, we face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. In the event we do not have adequate insurance or contractual indemnification, product liability claims could have a material adverse effect on the Company. The Company is not currently a named defendant in any product liability lawsuit; however, other manufacturers and distributors of nutritional supplements currently are or have been named as defendants in such lawsuits. The successful assertion or settlement of any uninsured claim, a significant number of insured claims, or a claim exceeding the Company’s insurance coverage could have a material adverse effect on the Company.

Government regulation of cannabis and hemp is constantly evolving, and unfavorable developments could have an adverse effect on our operating results.

Any changes in laws or regulations relating to cannabis and hemp could adversely affect our business, results of operations and our business prospects.

Risks Associated with Our Subsidiary, Markets on Main, LLC

An inability to develop and introduce products in a timely and cost-effective manner may damage our business.

Our sales and profitability depend on our ability to bring products to market to meet customer demands and before consumers begin to lose interest in a given property. There is no guarantee that we will be able to manufacture, source and ship new or continuing products in a timely manner and on a cost-effective basis to meet constantly changing consumer demands. This risk is heightened by our customers’ increasingly compressed shipping schedules and the seasonality of our business. Moreover, unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, manufacturing delays or changes in anticipated consumer demand for our products and new brands may cause the introduction date for products to be later than anticipated, may reduce or eliminate the profitability of such products or, in some situations, may cause a product or new brand introduction to be discontinued.

Our success will depend on the reliability and performance of third-party distributors, manufacturers and suppliers.

We compete with other companies for the production capacity of third-party suppliers for components. Certain of these competing companies have substantially greater financial and other resources than we have, and we may be at a competitive disadvantage in seeking to procure production capacity. Our inability to contract with third-party manufacturers and suppliers to provide a sufficient supply of our products on acceptable terms and on a timely basis could negatively impact our relationships with existing customers and cause us to lose revenue-generating opportunities with potential customers. We also rely on operators and distributors to market and distribute our products. If our operators or distributors are unsuccessful, we may miss revenue-generating opportunities that might otherwise have been recognized.

We are increasingly dependent on information technology, and potential cyberattacks, security problems or other disruption and expanding social media vehicles present new risks.

We rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, billing and operating data. We may purchase some of our information technology from vendors, on whom our systems will depend, and we rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information. We depend upon the secure transmission of this information over public networks. Our networks and storage applications could be subject to unauthorized access by hackers or others through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it will be difficult to anticipate or immediately detect such incidents and the damage they cause. Any significant breakdown, invasion, destruction, interruption or leakage of information from our systems could harm our reputation and business.

In addition, the use of social media could cause us to suffer brand damage or information leakage. Negative posts or comments about us on any social networking website could damage our or our brands’ reputations. Employees or others might disclose non-public sensitive information relating to our business through external media channels, including through the use of social media. The continuing evolution of social media will present us with new challenges and risks.

Defects in products we develop internally or for clients could reduce our revenue, increase our costs, burden our engineering and marketing resources, involve us in litigation and adversely affect us.

Our success will depend on our ability to avoid, detect and correct defects in our products. We may not be able to maintain products that are free from defects. Although we have taken steps to prevent defects, our products could suffer such defects. The occurrence of such defects or malfunctions could result in physical harm to the patrons of our customers and the subsequent termination of agreements, cancellation of orders, product returns and diversion of our resources. Even if our customers do not suffer financial losses, customers may replace our products if they do not perform according to expectations. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and/or loss of sales. In addition, the occurrence of defects in our products may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other disciplinary action by regulatory authorities that could include suspension or revocation of our ability to do business in certain jurisdictions.

Our success depends, in part, on our ability to successfully manage our future inventories.

We must maintain sufficient inventory levels to operate our business successfully, but we must also avoid accumulating excess inventory, which increases working capital needs and lowers gross margin. We must typically order our CBD products well in advance of the time these products will be offered for sale to our customers. As a result, it may be difficult to respond to changes in consumer preferences and market conditions, which, for pop culture products, can change rapidly. If we do not accurately anticipate the popularity of certain products, then we may not have sufficient inventory to meet demand. Alternatively, if demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.

We may also be negatively affected by changes in retailers’ inventory policies and practices. As a result of the desire of retailers to more closely manage inventory levels, there is a growing trend to make purchases on a “just-in-time” basis. This requires us to more closely anticipate demand and could require us to carry additional inventory. Policies and practices of individual retailers may adversely affect us as well, including those relating to access to and time on shelf space, price demands, payment terms and favoring the products of our competitors. Our retail customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any retailer can therefore freely reduce its overall purchase of our products, including the number and variety of our products that it carries, and reduce the shelf space allotted for our products. If demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.

An inability to develop and introduce products in a timely and cost-effective manner may damage our business.

Our sales and profitability for our CBD products depend on our ability to bring products to market to meet customer demands before consumers begin to lose interest in a given property. There is no guarantee that we will be able to source our manufacturing and ship new or continuing products in a timely manner or on a cost-effective basis to meet constantly changing consumer demands. This risk is heightened by our customers’ increasingly compressed shipping schedules and the seasonality of our business. These time constraints may lead our customers to reduce their demand for these products in order to minimize their inventory risk. Moreover, unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, manufacturing or distribution delays or changes in anticipated consumer demand for our products and new brands, or the related third party content, may cause the introduction date for new CBD products to be later than anticipated, may reduce or eliminate the profitability of such products or, in some situations, may cause a product or new brand introduction to be discontinued.

Risk to Our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities in the secondary market.

Companies trading on the Over the Counter Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get relisted on the OTC Bulletin Board, which may have an adverse material effect on the Company.

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies

Rule 144 is not available for the resale of securities initially issued by shell companies (other than business combination related shell companies) or issuers that have been at any time previously a shell company. However, Rule 144 also includes an important exception to this prohibition if the following conditions are met:

●	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

●	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

●	the issuer of the securities has filed all Exchange Act reports and materials required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, the Company is classified as a “shell company” under Rule 405 of the Securities Act. As such, all restricted securities presently held by the founders of the Company may not be resold in reliance on Rule 144 until: (i) the Company files Form 10 information with the SEC when it ceases to be a “shell company”; (ii) the Company has filed all reports as required by Section 13 and 15(d) of the Securities Act for 12 consecutive months; and (iii) one (1) year has elapsed from the time the Company files the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

We do not expect to pay dividends in the future; any return on investment may be limited to the value of our common stock.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. On July 16, 2019, the Company’s Board of Directors approved the designation of two new series of preferred stock, Series K Super Voting Preferred Stock and Series L Preferred Stock. On August 2, 2019, the Company issued three (3) shares of its Series K Super Voting Preferred Stock to its sole officer and director, Jimmy Wayne Anderson.

On September 2, 2019, the Company issued ten (10) shares of its Series L Preferred Stock to Sylios Corp, an entity controlled by the Company’s sole officer and director. In the event of issuance of additional shares, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. At present, we have authorized 5,000,000 shares of Preferred Stock with 13 and 0 shares outstanding at June 30, 2020 and 2019, respectively. Please see NOTE I - CAPITAL STOCK for further information.

The market price for our common stock may be particularly volatile given our status as a relatively unknown company, with a limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

Our stock price may be particularly volatile when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats. The volatility in our share price will be attributable to a number of factors. First, our common stock will be compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand. Second, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time. Moreover, the OTC Bulletin Board is not a liquid market in contrast to the major stock exchanges. We cannot assure you as to the liquidity or the future market prices of our common stock if a market does develop. If an active market for our common stock does not develop, the fair market value of our common stock could be materially adversely affected.

Existing stockholders will experience significant dilution from our sale of shares under potential Securities Purchase Agreements.

The sale of shares pursuant to any Securities Purchase Agreements executed by the Company in the future will have a dilutive impact on our stockholders. As a result, the market price of our common stock could decline significantly, as we sell shares pursuant to the Securities Purchase Agreement. In addition, for any particular advance, we will need to issue a greater number of shares of common stock under the Securities Purchase Agreement as our stock price declines. If our stock price is lower, then our existing stockholders would experience greater dilution.

The Company May Issue Shares of Preferred Stock with Greater Rights than Common Stock.

The Company’s charter authorizes the Board of Directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of the Company’s common stock. Any preferred stock that is issued may rank ahead of the Company’s common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than the Company’s common stock.

Being a Public Company Significantly Increases the Company’s Administrative Costs.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and listing requirements subsequently adopted by the NYSE Amex in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. Although the Company is a relatively small public company, these rules, regulations, and requirements for the most part apply to the same extent as they apply to all major publicly traded companies. As a result, they have significantly increased the Company’s legal, financial, compliance and administrative costs, and have made certain other activities more time consuming and costly, as well as requiring substantial time and attention of our senior management. The Company expects its continued compliance with these and future rules and regulations to continue to require significant resources. These rules and regulations also may make it more difficult and more expensive for the Company to obtain director and officer liability insurance in the future and could make it more difficult for it to attract and retain qualified members for the Company’s Board of Directors, particularly to serve on its audit committee.

Our shares are subject to the U.S. “Penny Stock” Rules and investors who purchase our shares may have difficulty re-selling their shares as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.

Our stock is subject to U.S. “Penny Stock” rules, which may make the stock more difficult to trade on the open market. Our common shares are not currently traded on the OTC Bulletin Board, but it is the Company’s plan that the common shares be quoted on the OTC Bulletin Board. A “penny stock” is generally defined by regulations of the U.S. Securities and Exchange Commission (“SEC”) as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US $5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i)	the equity security is listed on NASDAQ or a national securities exchange;

(ii)	the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US $5,000,000, or (b) average annual revenue of at least US $6,000,000; or

(iii)	the issuer of the equity security has been in continuous operation for more than three years and has net tangible assets of at least US $2,000,000.

Our common stock does not currently fit into any of the above exceptions.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock will be subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share. Since our common stock is currently deemed penny stock regulations, it may tend to reduce market liquidity of our common stock, because they limit the broker/dealers’ ability to trade, and a purchaser’s ability to sell, the stock in the secondary market.

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker’s commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, the Company’s shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and experience further dilution.

We are authorized to issue up to 14,991,000,000 shares of common stock, of which 12,189,293,609 shares of common stock are issued and outstanding as of June 30, 2020 and June 30, 2019. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future. Please see NOTE-I CAPITAL STOCK for further information.

A reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by a reverse stock split given the reduced number of shares that will be outstanding following a reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.

Following a reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, we cannot assure you that a reverse stock split will result in a share price that will attract new investors.

You may be diluted by conversions of the Company’s convertible notes and future conversions of the Company’s Series L Preferred Stock.

As of June 30, 2020, we had (i) outstanding Convertible Promissory Notes in an aggregate principal amount of $1,417,827, which are convertible for up to 24,906,204,762 shares of our Class A Common Stock based on a closing stock price of $0.0001 and inherit conversion features; (iii) 10 shares of Series L Preferred Stock outstanding, which are convertible into 714,285,714 shares of our Class A Common Stock based on a closing stock price of $0.0001 and the inherit conversion feature.

The conversion of the Convertible Promissory Notes and Series L Preferred Stock will result in further dilution of your investment. In addition, you may experience additional dilution if we issue common stock in the future. As a result of this dilution, you may receive significantly less in net tangible book value than the full purchase price you paid for the shares in the event of liquidation. As of the date of this filing, the Company does not have a sufficient number of authorized but unissued shares to issue in the event our noteholders and the holder of our Series L Preferred stock were to elect to convert into shares of our Class A Common Stock. The Company may be required to file an Amendment to its Articles of Incorporation to increase the number of authorized shares of Class A Common Stock or to effect a reverse stock split to satisfy the requested conversions.

Issuances of shares of common stock or securities convertible into or exercisable for shares of common stock following this offering, will dilute your ownership interests and may adversely affect the future market price of our common stock.

The issuance of additional shares of our common stock or securities convertible into or exchangeable for our common stock could be dilutive to stockholders if they do not invest in future offerings. We may seek additional capital through a combination of private and public offerings in the future.

The Company’s shares of common stock are quoted on the OTC Pink Sheet market, which limits the liquidity and price of the Company’s common stock.

The Company’s shares of Common Stock are traded on the OTC Pink Sheet market under the symbol “GTLL.” Quotation of the Company’s securities on the OTC Pink Sheet market limits the liquidity and price of the Company’s Common Stock more than if the Company’s shares of Common Stock were listed on The Nasdaq Stock Market or a national exchange. There is currently no active trading market in the Company’s Common Stock. There can be no assurance that there will be an active trading market for the Company’s Common Stock following a business combination. In the event that an active trading market commences, there can be no assurance as to the market price of the Company’s shares of Common Stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

We are classified as a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company.” Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings.

Because directors and officers currently and for the foreseeable future will continue to control Global Technologies, it is not likely that you will be able to elect directors or have any say in the policies of the Company

Our shareholders are not entitled to cumulative voting rights. Consequently, the election of directors and all other matters requiring shareholder approval will be decided by majority vote. The directors, officers and affiliates of Global Technologies beneficially own approximately 30% of our outstanding common stock either through direct ownership or through another class of capital stock that may be convertible into shares of our common stock. Due to such significant ownership position held by our insiders, new investors may not be able to effect a change in our business or management, and therefore, shareholders would have no recourse as a result of decisions made by management. Our President, Jimmy Wayne Anderson, owns 900,000,000 shares of the Company’s Class A Common Stock and 3 shares of Series K Super Voting Preferred stock. Sylios Corp, an entity controlled by Mr. Anderson, owns 10 shares of Series L Preferred stock convertible into 714,285,714 at a stock price of $0.0001. Our President is also the control person for one of the entities, Around the Clock Partners, LP (“ATC”), that holds a Convertible Promissory Note issued by the Company. If the entire Note, in the amount of $124,800, were converted into shares of the Company’s Class A Common Stock, the Company would be required to issue 3,120,000,000 shares. As of the date of this filing, our President would have voting rights equal to 98,414,348,976 shares (900,000,000 shares of common, 48,757,174,488 votes through the issuance of the Company’s Series L Preferred Stock and 48,757,174,488 votes through the issuance of the Company’s Series K Preferred Stock for a total of 98,414,348,976 votes) out of a total of 109,703,642,585 votes available to vote on matters brought before shareholders, or 89.70%. This total excludes shares issuable upon the conversion of the Note held by ATC.

Cautionary Note

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Properties.

Currently, the Company shares office space with Sylios Corp at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and is not required to reimburse Sylios Corp for monthly rent. The Company anticipates that this relationship will change as we expand on our business plan and with the addition of key employees.

The Company’s third-party manufacturing and warehouse facility for its HMNRTH product line is located in Coconut Creek, FL. The Company was not required to enter into a lease for the warehouse facility.

Item 3. Legal Proceedings.

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted under the symbol “GTLL” on the OTC Markets “PINK.” The following information reflects the high and low bid prices of the Company’s common stock on the OTC Markets “PINK.”

Quarterly period	Low	High
Fiscal year ended June 30, 2020:
First Quarter	$0.000001	$0.0001
Second Quarter	$0.000001	$0.0001
Third Quarter	$0.000001	$0.0001
Fourth Quarter	$0.000001	$0.0001

Fiscal year ended June 30, 2019:
First Quarter	$0.000001	$0.0001
Second Quarter	$0.000001	$0.0001
Third Quarter	$0.000001	$0.0001
Fourth Quarter	$0.000001	$0.0001

Holders of Record

The Company had approximately 149 holders of record of our Class A Common Stock as of December 7, 2020.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently maintain any Equity Compensation Plans.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the following transactions under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, in that such sales and issuances did not involve a public offering, or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701. All of the purchasers of unregistered securities for which we relied on Section 4(a)(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

Class A Common Stock:

2020

None

2019

None

Warrants

On December 17, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Armada Capital Partners, LLC (“Armada”) wherein the Company issued Armada a Convertible Promissory Note (the “Note”) in the amount of $11,000 ($1,000 OID). The Note has a term of one (1) year (due on December 13, 2020) and bears interest at 8% annually. As part and parcel of the foregoing transaction, Armada was issued a warrant granting the holder the right to purchase up to 560,800 shares of the Company’s common stock at an exercise price of $0.024 for a term of 5-years. The transaction closed on December 17, 2019.

Penny Stock

Penny Stock Regulation Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our securities have become subject to the penny stock rules, investors may find it more difficult to sell their securities.

Item 6. Selected Financial Data

Not required for smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion and analysis contain forward-looking statements that are based upon current expectations and involve risks, assumptions and uncertainties.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words that, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filing with the Securities and Exchange Commission. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus.

Although the forward-looking statements in this annual report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in herein and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Our financial statements are stated in United States Dollars (USD or US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

Overview

Global Technologies, Ltd is a publicly quoted company that was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd. Our principal executive offices are located at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and our telephone number is (727) 482-1505. Our website address is www.globaltechnologiesltd.info.

Prior Operational History

From inception until March 2011, Global Technologies was a technology portfolio company that acquired nascent technology and related innovations, inventions and IP assets to enhance their growth and development. The Company built revenues and asset value through a model of continuous growth, income from or sale of its portfolio holdings, and technology licensing or distribution agreements.

The Company invested primarily in innovative and promising clean/renewable energy or bio-tech technologies that had reached the stage in the critical Technology Development & Demonstration phase of the Innovative Cycle, which includes Prototype, Demonstration and Market Analysis.

In March 2011, the Company abandoned its operations. Mr. Jimmy Wayne Anderson, our sole officer and director, was appointed a director of the Company in December 2017 and an officer in January 2018.

Current Operations

Global Technologies, Ltd (“Global”) is a holding corporation, which through its subsidiaries, has operations engaged in the online sales of CBD and hemp related products, the acquisition of intellectual property in the safety and security space and as a portal for entrepreneurs to provide immediate access to live shopping, e-commerce and product placement in brick and mortar retail outlets.

On November 30, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) for the purchase of TCBM Holdings, LLC (“TCBM”). Under the terms of the Agreement, the Company issued a Convertible Promissory Note in the amount of $2,000,000 to Jetco Holdings, LLC for the purchase of all issued and outstanding membership units of TCBM and its subsidiaries, HMNRTH, LLC and 911 Help Now, LLC.

On March 11, 2020, the Company, through its two wholly owned subsidiaries, HMNRTH, LLC (the “Seller”) and TCBM Holdings, LLC (the “Owner”) (together Seller and Owner the “Selling Parties”) entered into an Asset Purchase Agreement (the “Agreement”) with Edison Nation, Inc. and its wholly owned subsidiary, Scalematix, LLC (together the “Buyer”), for the sale of certain assets in the health and wellness industry and related consumer products industry. Under the terms of the Agreement, Buyer was to remit $70,850 via wire transfer at Closing and issue to a representative of the Selling Parties Two Hundred Thirty-Eight Thousand Seven Hundred and Fifty (238,750) shares of restricted common stock. In addition, the Selling Parties shall have the right to additional earn out compensation based upon the following metrics: (i) at such time as the purchased assets achieve cumulative revenue of $2,500,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock; and (ii) at such time as the purchased assets achieve cumulative revenue of $5,000,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock. The Closing of the transaction occurred on March 11, 2020. As of the date of this filing, the Company has received the initial shares of restricted common stock and cash compensation of $70,850 due under the terms of the Agreement.

Our wholly owned subsidiaries:

About TCBM Holdings, LLC

TCBM Holdings, LLC (“TCBM”) was formed as a Delaware limited liability company on August 10, 2017. TCBM is a holding corporation, which operated through its two wholly owned subsidiaries, HMNRTH, LLC and 911 Help Now, LLC.

About HMNRTH, LLC

HMNRTH, LLC (“HMN”) was formed as a Delaware limited liability company on July 30, 2019. HMNRTH operates as an online store selling a variety of hemp and CBD related products. The Company’s business model is to bridge the gap between the lifestyle and knowledge components within the cannabis industry. The Company’s goal is to educate every consumer while cultivating an experience by providing quality products, branded cutting-edge content, and diversified product lines for any purpose. Most importantly, we want our clients to discover their inner HMN, redefine their inner HMN and Empower their inner HMN. The Company’s ecommerce website can be found at www.hmnrth.com.

In order for the Company to generate revenue through HMNRTH, we will need to: (i) produce additional inventory for retail sales through the Company’s ecommerce site or sales, or (ii) sales to third party distributors, or (iii) direct sales to brick and mortar CBD retail outlets, or (iv) generate additional CBD formulas to be utilized in new products At present, the Company does not have the required capital to initiate any of the options and there is no guarantee that we will be able to raise the required funds.

About 911 Help Now, LLC

911 Help Now, LLC (“911”) was formed as a Delaware limited liability company on February 2, 2018. 911 was a holding company of intellectual property in the safety and security space. At present, we own no intellectual property within our 911 subsidiary. In order to generate future revenue within 911, we will need to identify and either acquire or license intellectual property. In the event of an acquisition, we will then need to either develop products utilizing our intellectual property or license out our intellectual property to a third party. There is no guarantee that we will be successful with an acquisition or licensing of any intellectual property.

About Markets on Main, LLC

Markets on Main, LLC (“MOM”) was formed as a Florida limited liability company on April 2, 2020. MOM is A full service, sales and distribution, third-party logistics provider and portal to multi-channel sales opportunities. MOM’s focus is on bringing small businesses and entrepreneurs to large opportunities and distribution. MOM will provide the following services to its clients: inventory management, brand management, fulfillment and drop-ship capabilities, retail distribution and customer service. MOM’s website can be found at www.marketsonmain.com.

Plan of Operation

Our plan of operations is to raise capital through the issuance of debt and/or equity to meet our ongoing operating expenses and attempt to identify acquisition candidates to create value for our shareholders. There can be no assurance that we will successfully complete any additional acquisitions. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

Financing Needs

In order to fund our operations, we rely upon direct investments, partnerships and joint ventures with accredited investors. Once the Company becomes profitable, we intend to fund our operations from free cash flow.

At present, the Company only has sufficient funds to conduct its operations for two to three months. There can be no assurance that additional financing will be available in amounts or on terms acceptable to the Company, if at all.

If we are not successful in generating sufficient liquidity from Company operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition.

The Company presently does not have any available credit, bank financing or other external sources of liquidity. Due to its brief history under its current business model and historical operating losses, the Company’s operations have not been a source of liquidity. The Company will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding.

The Company will need additional investments in order to continue operations. Additional investments are being sought, but the Company cannot guarantee that it will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. In the event there is a downturn in the U.S. stock and debt markets, this could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed to it, or experience unexpected cash requirements that would force it to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders.

Results from Operations – For the years ended June 30, 2020 and June 30, 2019.

Our results of operations for the years ended June 30, 2020 and 2019 are summarized below:

	June 30, 2020	June 30, 2019
Gross revenues	$548,350	$-
Cost of goods sold	70,850	-
Total Operating expenses	709,736	207,644
Income (loss) from Operations	(232,236)	(207,644)
Other (Expense)	(318,705)	(562,441)
Net Loss	(550,941)	(770,085)
Net loss per share- basic and diluted	$(0.00)	$(0.00)

Revenues

Since our inception on January 20, 1999, we have generated minimal revenue from our operations. We cannot guarantee we will be successful in our business operations. We have limited financial resources and limited operations until such time that we are able to begin to generate revenue from our own operations. Our business is subject to risks inherent in the establishment of a new business plan through the acquisition of TCBM Holdings, LLC and the formation of Markets on Main, LLC, including the financial risks associated with the limited capital resources currently available to us and risks associated with the implementation of our business strategies.

For the years ended June 30, 2020 and 2019, we generated $548,350 and $0 in revenue, respectively. Our revenue for the year ended June 30, 2020 was 100% comprised of the sale of hemp and CBD inventory through our subsidiary. HMNRTH, LLC. The sale of inventory was part of the normal operations of the Company and it is anticipated that we will recognize similar operating activity with other customers.

For the years ended June 30, 2020 and 2019, our cost of goods sold was $70,850 and $0, respectively. The makeup of the cost of goods sold for the year ended June 30, 2020 was 100% comprised of costs for the development and production of the hemp and CBD products sold.

Operating Expenses

Our operating expenses were $709,736 and $207,644 for years ended June 30, 2020 and 2019, respectively.

We incurred $0 and $0 in advertising expenses for the years ended June 30, 2020 and 2019, respectively.

We incurred $80,000 and $80,000 in officer and director related expenses for years ended June 30, 2020 and 2019, respectively. The Company anticipates that these expenses will increase during fiscal 2021 due to the acquisition of TCBM, LLC as the Company will need to expand its management and ancillary staff.

Loss from Operations

The Company’s loss from operations increased to $232,236 for fiscal year 2020 from $207,644 in 2019, an increase of $24,592, due to an increase in consulting services expense.

Other Income (Expenses)

Other Income (Expenses) included interest expense, interest income, gain on derivative liability and amortization of debt discounts in the amount of $(318,705) during fiscal year 2020 as compared to $(562,441) during fiscal year 2019. The decrease in other income (expenses) in fiscal year 2020 is attributed to the Company’s gain on derivative liability in the amount of $2,190,053.

Net Income (Loss)

For the fiscal year ended 2020, our net loss decreased to $(550,941), as compared to a net loss of $(770,085) for the fiscal year ended 2019, a decrease of $219,144. The decrease in net loss is attributed to the Company’s calculation of its gain on derivative liability.

Liquidity and Capital Resources

Cash on Hand

Our cash on hand as of June 30, 2020 and June 30, 2019 was $25 and $0, respectively.

We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on the sale of our securities or issuance of debt to fund our operations and will remain so until we generate sufficient revenues to pay for our operating costs. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

If we are unable to raise the funds, we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to raise the capital we need for our operations from the sale of our securities. We have not located any sources for these funds and may not be able to do so in the future. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. Please see NOTE L- GOING CONCERN UNCERTAINTY for further information.

Notes payable, third parties

Our Notes payable third parties were $1,293,027 and $140,650 June 30, 2020 and June 30, 2019, respectively. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for a full schedule of all notes payable to third parties, including issue date, maturity date and interest rate.

Notes payable, related parties

Our Note payable related party was $124,800 and $124,800 June 30, 2020 and June 30, 2019, respectively. Please see NOTE G – NOTE PAYABLE, RELATED PARTY for a full schedule of all notes payable to related parties, including issue date, maturity date and interest rate.

Use of Cash

We had net cash provided (used) in operating activities for the years ended June 30, 2020 and June 30, 2019 of $(176,789) and $-, respectively.

We had net cash provided (used) in investing activities for the years ended June 30, 2020 and June 30, 2019 of $- and $-, respectively.

We had net cash provided (used) from financing activities for the years ended June 30, 2020 and June 30, 2019 of $176,814 and $-, respectively.

Our cash flows for the years ended June 30, 2020 and 2019 are summarized below:

	Year Ended June 30, 2020	Year Ended June 30, 2019
Net cash provided (used) in operating activities	$(176,789)	$-
Net cash (used) by investing activities	$-	$-
Net cash provided from financing activities	$176,814	$-
Net Change in Cash	$25	$-
Cash at beginning of period	$-	$-
Cash at end of period	$25	$-

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Global Technologies, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Technologies, Ltd. (“the Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years in the two-year period ended June 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

Spokane, Washington
December 18, 2020

F-1

GLOBAL TECHNOLOGIES, LTD

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	June 30, 2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25	$-
Accounts receivable	70,580	-
Loans receivable	104,812	-
Receivable, other	8,691	-
Total current assets	184,108	-
Property and equipment, less accumulated depreciation of $3,030	33,333	-
Goodwill	1,346,646	-
Total other assets	1,379,979	-
TOTAL ASSETS	$1,564,087	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$512,585	$2,028
Bank overdrafts	-	8,997
Accrued interest	75,510	15,331
Accrued director’s compensation	79,803	39,803
Notes payable-third parties	1,293,027	140,650
Loan payable, related party	525	-
Note payable-related party	124,800	124,800
Debt discounts	(453,608)	(8,890)
Derivative liability	1,420,455	715,350
Total current liabilities	3,053,097	1,038,069

TOTAL LIABILITIES	$3,053,097	$1,038,069

STOCKHOLDERS’ DEFICIENCY
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series K; 3 shares authorized, par value $0.01, as of June 30, 2020 and 2019, there are 3 and 0 shares outstanding, respectively	-	-
Series L; 500,000 shares authorized, par value $0.01, as of June 30, 2020 and 2019, there are 10 and 0 shares outstanding, respectively	-	-
Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of June 30, 2020 and 2019, there are 12,189,293,609 and 12,189,293,609 shares outstanding, respectively	1,218,929	1,218,929
Additional paid- in capital Class A common stock	158,069,422	158,069,422
Additional paid- in capital Class B common stock	-	-
Additional paid- in capital preferred stock	60,000	-
Common stock to be issued	100,000	60,000
Accumulated deficit	(160,937,361)	(160,386,420)
Total stockholders’ deficiency	(1,489,010)	(1,038,069)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,564,087	$-

The accompanying notes are an integral part of these consolidated financial statements.

F-2

GLOBAL TECHNOLOGIES, LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2020 and 2019

	2020	2019
Revenue earned
Revenue	$548,350	$-
Cost of goods sold	70,850	-
Gross profit	477,500	-

Operating Expenses
Officer and director compensation, including stock-based compensation of $40,000 and $40,000, respectively	80,000	80,000
Consulting services	550,000	124,800
Depreciation expense	3,030	-
Professional services	25,636	500
Selling, general and administrative	51,070	2,344

Total operating expenses	709,736	207,644

Loss from operations	(232,236)	(207,644)

Other income (expense)
Gain on derivative liability	2,190,053	-
Interest income	1,860	-
Interest expense	(60,179)	(14,011)
Loss on issuance of convertible notes	(873,048)	(309,250)
Amortization of debt discounts	(1,577,391)	(239,180)

Total other income (expense)	(318,705)	(562,441)

Loss before provision for income taxes	(550,941)	(770,085)

Provision for income taxes	-	-

Net loss	$(550,941)	$(770,085)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	12,189,293,609	12,189,293,609

The accompanying notes are an integral part of these consolidated financial statements.

F-3

GLOBAL TECHNOLOGIES, LTD
CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)

For the years ended June 30, 2020 and 2019

	Series K Preferred		Series L Preferred				Common Stock to	Additional
	stock		stock		Common Stock		be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at June 30, 2018	-	$-	-	$-	12,189,293,609	$1,218,929	20,000	$158,069,422	$(159,616,335)	$(307,984)
Common stock for services	-	-	-	-	-	-	40,000	-	-	40,000
Net loss for the year ended June 30, 2019	-	-	-	-	-	-	-	-	(770,085)	(770,085)
Balances at June 30, 2019	-	$-	-	$-	12,189,293,609	$1,218,929	60,000	$158,069,422	$(160,386,420)	$(1,038,069)
Issuance of Series L preferred stock in satisfaction of compensation due for consulting fees	-	-	10	-	-	-	-	50,000	-	50,000
Issuance of Series K preferred stock in satisfaction of services rendered as an officer	3	-	-	-	-	-	-	10,000	-	10,000
Common stock for services	-	-	-	-	-	-	40,000	-	-	40,000
Net loss for the year ended June 30, 2020	-	-	-	-	-	-	-	-	(550,941)	(550,941)
Balances at June 30, 2020	3	$-	10	$-	12,189,293,609	$1,218,929	100,000	$158,129,422	$(160,937,361)	$(1,489,010)

The accompanying notes are an integral part of these consolidated financial statements.

F-4

GLOBAL TECHNOLOGIES, LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2020 and 2019

	June 30, 2020	June 30, 2019

OPERATING ACTIVITIES:
Net (loss)	$(550,941)	$(770,085)
Adjustment to reconcile net loss to net cash provided by operating activities:
Issuance of common stock for services rendered on behalf of the Company	-	-
Issuance of Series L Preferred stock for consulting services	50,000	-
Issuance of Series K Preferred stock for consulting services	10,000	-
Issuance of related party note for services rendered on behalf of the Company	-	124,800
Issuance of third-party notes for services rendered on behalf of the Company	-	-
Common stock to be issued	40,000	40,000
Transfer of shares of common stock received in sale of HMNRTH products to Jetco noteholder	(477,500)	-
Inventory from acquisition	70,580	-
Derivative liability (gain) loss	(2,190,053)	-
Loss on issuance of note payable	873,048	309,250
Depreciation	3.030	-
Amortization of debt discounts	1,577,391	239,180
Changes in operating assets and liabilities:
Note receivable officer	-	1,689
Accounts and loans receivable	(184,083)	-
Bank overdrafts	(8,997)	-
Accounts payable	510,557	1,352
Accrued interest	60,179	14,011
Accrued director’s compensation	40,000	39,803
Net cash provided by operating activities	(176,789)	-

INVESTING ACTIVITIES:
Investment in subsidiaries	-	-
Purchase of equipment	-	-
Net cash (used) by investing activities	-	-

FINANCING ACTIVITIES:
Payments on convertible notes	(401,122)	-
Borrowings from notes payable	31,525	-
Cash from acquisition	546,411	-
Net cash provided from financing activities	176,814	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25	$-

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Issuance of convertible note for acquisition	$1,453,589	$-
Transfer of shares of common stock received in sale of HMNRTH products to Jetco noteholder	$477,500	$-

The accompanying notes are an integral part of these consolidated financial statements

F-5

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2020 and 2019

NOTE A – ORGANIZATION

Overview

Global Technologies, Ltd. (hereinafter the “Company”, “Our”, “We”, or “Us”) is a publicly quoted company that was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd. Our principal executive offices are located at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and our telephone number is (727) 482-1505. Our website address is www.globaltechnologiesltd.info. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report solely as an inactive textual reference.

Prior Operational History

From inception until March 2011, Global Technologies was a technology portfolio company that acquired nascent technology and related innovations, inventions and IP assets to enhance their growth and development. The Company built revenues and asset value through a model of continuous growth, income from or sale of its portfolio holdings, and technology licensing or distribution agreements.

The Company invested primarily in innovative and promising clean/renewable energy or bio-tech technologies that had reached the stage in the critical Technology Development & Demonstration phase of the Innovative Cycle, which includes Prototype, Demonstration and Market Analysis.

In March 2011, the Company abandoned its operations. Mr. Jimmy Wayne Anderson, our sole officer and director, was appointed a director of the Company in December 2017 and an officer in January 2018.

Current Operations

Global Technologies, Ltd (“Global”) is a holding corporation, which through its subsidiaries, has operations engaged in the online sales of CBD and hemp related products, the acquisition of intellectual property in the safety and security space and as a portal for entrepreneurs to provide immediate access to live shopping, e-commerce, product placement in brick and mortar retail outlets and logistics.

On November 30, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) for the purchase of TCBM Holdings, LLC (“TCBM”). Under the terms of the Agreement, the Company issued a Convertible Promissory Note in the amount of $2,000,000 to Jetco Holdings, LLC for the purchase of all issued and outstanding membership units of TCBM and its subsidiaries, HMNRTH, LLC and 911 Help Now, LLC.

On March 11, 2020, the Company, through its two wholly owned subsidiaries, HMNRTH, LLC (the “Seller”) and TCBM Holdings, LLC (the “Owner”) (together Seller and Owner the “Selling Parties”) entered into an Asset Purchase Agreement (the “Agreement”) with Edison Nation, Inc. and its wholly owned subsidiary, Scalematix, LLC (together the “Buyer”), for the sale of certain assets in the health and wellness industry and related consumer products industry. Under the terms of the Agreement, Buyer was to remit $70,850 via wire transfer at Closing and issue to a representative of the Selling Parties Two Hundred Thirty-Eight Thousand Seven Hundred and Fifty (238,750) shares of restricted common stock. In addition, the Selling Parties shall have the right to additional earn out compensation based upon the following metrics: (i) at such time as the purchased assets achieve cumulative revenue of $2,500,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock; and (ii) at such time as the purchased assets achieve cumulative revenue of $5,000,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock. The Closing of the transaction occurred on March 11, 2020. As of the date of this filing, the Company has received the 238,750 shares of restricted common stock valued at $477,500 and the $70,850 in cash compensation due under the terms of the Agreement. The shares and cash compensation were subsequently transferred to the principal of Jetco Holdings, LLC as payment against the November 30, 2019 convertible note. Please see NOTE F - NOTES PAYABLE, THIRD PARTIES for further information.

Our wholly owned subsidiaries:

About TCBM Holdings, LLC

TCBM Holdings, LLC (“TCBM”) was formed as a Delaware limited liability company on August 10, 2017. TCBM is a holding corporation, which operated through its two wholly owned subsidiaries, HMNRTH, LLC and 911 Help Now, LLC.

About HMNRTH, LLC

HMNRTH, LLC (“HMN”) was formed as a Delaware limited liability company on July 30, 2019. HMNRTH operates as an online store selling a variety of hemp and CBD related products. The Company’s business model is to bridge the gap between the lifestyle and knowledge components within the cannabis industry. The Company’s goal is to educate every consumer while cultivating an experience by providing quality products, branded cutting-edge content, and diversified product lines for any purpose. Most importantly, we want our clients to discover their inner HMN, redefine their inner HMN and Empower their inner HMN.

In September 2019, the Company entered into a Quality Agreement with Nutralife Biosciences for the development and production of its CBD line of products. The Company’s product line includes hemp derived, full spectrum cannabidiol tinctures and creams in varying sizes. The Company’s ecommerce website can be found at www.hmnrth.com.

In order for the Company to generate revenue through HMNRTH, we will need to: (i) produce additional inventory for retail sales through the Company’s ecommerce site or sales, or (ii) sales to third party distributors, or (iii) direct sales to brick and mortar CBD retail outlets, or (iv) generate additional CBD formulas to be utilized in new products At present, the Company does not have the required capital to initiate any of the options and there is no guarantee that we will be able to raise the required funds.

Regulation of HMNRTH products:

The manufacture, labeling and distribution of our products is regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to sell our products in the future. The FDA regulates our nutraceutical and wellness products to ensure that the products are not adulterated or misbranded.

We are subject to additional regulation as a result of our CBD products. The shifting compliance environment and the need to build and maintain robust systems to comply with different compliance in multiple jurisdictions increase the possibility that we may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Our advertising is subject to regulation by the FTC under the FTCA. Additionally, some states also permit advertising and labeling laws to be enforced by private attorney generals, who may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by us. Any actions against us by governmental authorities or private litigants could have a material adverse effect on our business, financial condition and results of operations.

About 911 Help Now, LLC

911 Help Now, LLC (“911”) was formed as a Delaware limited liability company on February 2, 2018. 911 was a holding company of intellectual property in the safety and security space. At present, we own no intellectual property within our 911 subsidiary. In order to generate future revenue within 911, we will need to identify and either acquire or license intellectual property. In the event of an acquisition, we will then need to either develop products utilizing our intellectual property or license out our intellectual property to a third party. There is no guarantee that we will be successful with an acquisition or licensing of any intellectual property.

About Markets on Main, LLC

Markets on Main, LLC (“MOM”) was formed as a Florida limited liability company on April 2, 2020. MOM is A full service, sales and distribution, third-party logistics provider and portal to multi-channel sales opportunities. MOM’s focus is on bringing small businesses and entrepreneurs to large opportunities and distribution. MOM will provide the following services to its clients: inventory management, brand management, fulfillment and drop-ship capabilities, retail distribution and customer service. MOM’s website can be found at www.marketsonmain.com.

Consultants

On January 2, 2020, the Company entered into a Consulting Agreement (the “Agreement”) with Timothy Cabrera (the “Consultant”). Under the terms of the Agreement, the Consultant is to provide services to further the business plan of the Company’s subsidiaries, seek and advise the Company on the acquisition of potential products, seek acquisition candidates and on the sale of any inventory. The Agreement has a term of one (1) year and the Consultant is to be compensated Two Hundred Fifty Thousand and NO/100 Dollars ($250,000).

On January 2, 2020, the Company entered into a Consulting Agreement (the “Agreement”) with Brian McFadden (the “Consultant”). Under the terms of the Agreement, the Consultant is to provide services to manage the Company’s HMNRTH subsidiary, manage the process of new CBD formulas from development to sale, seek and advise the Company on the acquisition of potential products and on the sale of any inventory. The Agreement has a term of one (1) year and the Consultant is to be compensated Two Hundred Fifty Thousand and NO/100 Dollars ($250,000).

On August 22, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with Sylios Corp (the “Consultant”), an entity controlled by the Company’s President, Jimmy Wayne Anderson. Under the terms of the Agreement, the Consultant is to provide services related to acquisitions, mergers and certain day to day tasks of managing a public company. As compensation, the Company shall pay Consultant $50,000 through the issuance of ten (10) shares of the Company’s Series L Preferred Stock. The Company issued the shares of Series L Preferred Stock on September 2, 2019. The Agreement has a term of six (6) months or until the Consultant completes the services requested.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Global Technologies. All inter-company balances and transactions have been eliminated in consolidation.

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At June 30, 2020 and 2019, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Accounts receivable – related party and allowance for doubtful accounts

Accounts receivable – related party are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable – related party at June 30, 2020.

Concentrations of Risks

Concentration of Accounts Receivable –At June 30, 2020, one customer accounted for 100% of the Company’s total accounts receivable.

Concentration of Revenues – For the year ended June 30, 2020, one customer accounted for 100% of the Company’s total revenues.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s CBD products.

Concentration of Loans Receivable – At June 30, 2020, one borrower accounted for 100% of the Company’s total loans receivable.

Income Taxes

In accordance with Accounting Standards Codification (ASC) 740 - Income Taxes, the provision for income taxes is computed using the asset and liability method. The asset and liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is not more likely than not that a deferred tax asset will be realized.

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2020, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

F-6

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2020 and 2019

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Financial Instruments and Fair Value of Financial Instruments

We adopted ASC Topic 820, Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC Topic 820 establishes a common definition for fair value to be applied to existing US GAAP that requires the use of fair value measurements that establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC Topic 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. Except for the derivative liability, we had no financial assets or liabilities carried and measured at fair value on a recurring or nonrecurring basis during the periods presented.

Derivative Liabilities

We evaluate convertible notes payable, stock options, stock warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity.

The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. Please see NOTE H - DERIVATIVE LIABILITY for further information.

Long-lived Assets

Long-lived assets such as property and equipment and intangible assets are periodically reviewed for impairment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Marketable Equity Securities

Marketable equity securities are stated at lower of cost or market value with unrealized gains and losses included in operations. The Company has classified its marketable equity securities as trading securities.

Deferred Financing Costs

Deferred financing costs represent costs incurred in the connection with obtaining debt financing. These costs are amortized ratably and charged to financing expenses over the term of the related debt.

Revenue recognition

Generally, the Company considers all revenues as arising from contracts with customers. Revenue is recognized based on the five-step process outlined in the Accounting Standards Codification (“ASC”) 606:

Step 1 – Identify the Contract with the Customer – A contract exists when (a) the parties to the contract have approved the contract and are committed to perform their respective obligations, (b) the entity can identify each party’s rights regarding the goods or services to be transferred, (c) the entity can identify the payment terms for the goods or services to be transferred, (d) the contract has commercial substance and it is probably that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Step 2 – Identify Performance Obligations in the Contract – Upon execution of a contract, the Company identifies as performance obligations each promise to transfer to the customer either (a) goods or services that are distinct, or (b) a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. To the extent a contract includes multiple promised goods or services, the Company must apply judgement to determine whether the goods or services are capable of being distinct within the context of the contract. If these criteria are not met, the goods or services are accounted for as a combined performance obligation.

Step 3 – Determine the Transaction Price – When (or as) a performance obligation is satisfied, the Company shall recognize as revenue the amount of the transaction price that is allocated to the performance obligation. The contract terms are used to determine the transaction price. Generally, all contracts include fixed consideration. If a contract did include variable consideration, the Company would determine the amount of variable consideration that should be included in the transaction price based on expected value method. Variable consideration would be included in the transaction price, if in the Company’s judgement, it is probable that a significant future reversal of cumulative revenue under the contract would not occur.

Step 4 – Allocate the Transaction Price – After the transaction price has been determined, the next step is to allocate the transaction price to each performance obligation in the contract. If the contract only has one performance obligation, the entire transaction price will be applied to that obligation. If the contract has multiple performance obligations, the transaction price is allocated to the performance obligations based on the relative standalone selling price (SSP) at contract inception.

Step 5 – Satisfaction of the Performance Obligations (and Recognize Revenue) – Revenue is recognized when (or as) goods or services are transferred to a customer. The Company satisfies each of its performance obligations by transferring control of the promised good or service underlying that performance obligation to the customer. Control is the ability to direct the use of and obtain substantially all of the remaining benefits from an asset. It includes the ability to prevent other entities from directing the use of and obtaining the benefits from an asset. Indicators that control has passed to the customer include: a present obligation to pay; physical possession of the asset; legal title; risks and rewards of ownership; and acceptance of the asset(s). Performance obligations can be satisfied at a point in time or over time.

Substantially all of the Company’s revenues continue to be recognized when control of the goods is transferred to the customer, which is upon shipment of the finished goods to the customer. All sales have fixed pricing and there are currently no material variable components included in the Company’s revenue. Additionally, the Company will issue credits for defective merchandise, historically these credits for defective merchandise have not been material. Based on the Company’s analysis of the new revenue standards, revenue recognition from the sale of finished goods to customers, which represents substantially all of the Company’s revenues, was not impacted by the adoption of the new revenue standards.

F-7

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2020 and 2019

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Stock-Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718 and, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the condensed consolidated statements of operations.

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASU 2018-07.

Related Parties

A party is considered to be related to us if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with us. Related parties also include our principal owners, our management, members of the immediate families of our principal owners and our management and other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties, or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests, is also a related party.

Advertising Costs

Advertising costs are expensed as incurred. For the periods presented, we had no advertising costs.

Loss per Share

We compute net loss per share in accordance with FASB ASC 260. The ASC specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the years ended June 30, 2020 and 2019, the Company excluded 25,621,051,276 and 5,309,000,000, respectively, shares relating to convertible notes payable to third parties, convertible notes payable related parties, shares issuable upon the exercise of the Armada warrant and share issuable upon conversion of the Company’s series L Preferred stock.

Recently Enacted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. As amended by the FASB in July 2015, the standard is effective for annual periods beginning after December 15, 2017 for public companies, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). ASU 2014-09 was adopted on July 1, 2019.

F-8

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2020 and 2019

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  We are currently evaluating the impact of the adoption of ASU 2016-13 on our financial statements.

In July 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2017-11. Among other things, ASU 2017-11 provides guidance that eliminates the requirement to consider “down round” features when determining whether certain financial instruments or embedded features are indexed to an entity’s stock and need to be classified as liabilities. ASU 2017-11 provides for entities to recognize the effect of a down round feature only when it is triggered and then as a dividend and a reduction to income available to common stockholders in basic earnings per share. The guidance is effective for annual periods beginning after December 15, 2018; early adoption is permitted. The Company has adopted ASU 2017-11. As a result, we have not recognized the fair value of the warrants containing down round features as liabilities.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock.  As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions.  In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on May 1, 2022, including interim periods within those fiscal years.  Adoption is either a modified retrospective method or a fully retrospective method of transition. We are currently evaluating the impact of the adoption of ASU 2020-06 on our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments included in the Company’s financial statements include cash, accounts payable and accrued expenses, accrued interest payable, loans payable to related parties, notes payable to third parties, notes payable to related parties and derivative liability. Unless otherwise disclosed in the notes to the financial statements, the carrying value of financial instruments is considered to approximate fair value due to the short maturity and characteristics of those instruments. The carrying value of debt approximates fair value as terms approximate those currently available for similar debt instruments.

Goodwill

After completing the purchase price allocation, any residual of cost over fair value of the net identifiable assets and liabilities was assigned to the unidentifiable asset, goodwill. Formerly subject to mandatory amortization, this now is not permitted to be amortized at all, by any allocation scheme and over any useful life. Impairment testing, using a methodology at variance with that set forth in FAS 144 (which, however, continues in effect for all other types of long-lived assets and intangibles other than goodwill), must be applied periodically, and any computed impairment will be presented as a separate line item in that period’s income statement, as a component of income from continuing operations (unless associated with discontinued operations, in which case, the impairment would, net of income tax effects, be combined with the remaining effects of the discontinued operations. In accordance with Statement No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill, but performs impairment tests of the carrying value at least periodically.

Intangible Assets

Intangible assets are stated at the lesser of cost or fair value. Please see NOTE C – ACQUISITION OF TCBM HOLDINGS, LLC for further information.

NOTE C – ACQUISITION OF TCBM HOLDINGS, LLC

On November 30, 2019, the Company acquired 100% ownership of TCBM Holdings, LLC (“TCBM”) and TCBM’s two wholly owned subsidiaries, HMNRTH, LLC and 911 Help Now, LLC. The combination has been accounted for in the accompanying consolidated financial statements as an “acquisition” transaction. Accordingly, the financial position and results of operation of the Company prior to November 30, 2019 has been excluded from the accompanying consolidated financial statements. The Company acquired a 100% interest in exchange for a Convertible Promissory Note in the amount of $2,000,000.

Details regarding the book values and fair values of the net assets acquired are as follows:

	Book Value	Fair Value	Difference

Cash	$546,411	$546,411	$-
Inventory	70,580	70,580	-
Property and Equipment	36,363	36,363	-
Total	$653,354	$653,354	$-

Goodwill and Intangibles

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Intangible assets other than goodwill are recorded at fair value at the time acquired or at cost, if applicable. Intangible assets that do not have indefinite lives are amortized in line with the pattern in which the economic benefits of the intangible asset are consumed. If the pattern of economic benefit cannot be reliably determined, the intangible assets are amortized on a straight-line basis over the shorter of the legal or estimated life. Goodwill and indefinite-lived intangibles assets are not amortized but are tested for impairment in the fourth quarter using the same dates each year or more frequently if changes in circumstances or the occurrence of events indicate potential impairment.

In performing the annual impairment test, the fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. For goodwill, the Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is required only if the Company concludes that it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. For quantitative testing, the Company compares the fair value of each reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

Fair values are determined using established business valuation techniques and models developed by the Company, estimates of market participant assumptions of future cash flows, future growth rates and discount rates to value estimated cash flows. Changes in economic and operating conditions, actual growth below the assumed market participant assumptions or an increase in the discount rate could result in an impairment charge in a future period.

Acquisitions

Upon acquisition of a business, the Company uses the income, market or cost approach (or a combination thereof) for the valuation as appropriate. The valuation inputs in these models and analyses are based on market participant assumptions.  Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability.

Fair value estimates are based on a series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Management values acquired intangible assets using the relief from royalty method or excess earnings method, forms of the income approach supported by observable market data for peer companies. The significant assumptions used to estimate the value of the acquired intangible assets include discount rates and certain assumptions that form the basis of future cash flows (such as revenue growth rates, customer attrition rates, and royalty rates). Acquired inventories are marked to fair value for valuation of the total purchase price. For certain items, the carrying value is determined to be a reasonable approximation of fair value based on information available to the Company.

Assets acquired	As of November 30, 2019

Cash	$546,411
Inventory (i)	70,580
Property, plant and equipment (ii)	36,363
653,354
Goodwill (iii)	1,346,646
Total purchase price	$2,000,000

(i)	Inventories acquired were sold on March 11, 2020
(ii)	Property, plant and equipment acquired includes computers, software and other office equipment.
(iii)	Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from November 30, 2019 through June 30, 2020 were as follows:

Balance as of November 30, 2019	$1,346,646
Additions and adjustments	-
Balance as of June 30, 2020	$1,346,646

NOTE D - PROPERTY AND EQUIPMENT

	06/30/2020	06/30/2019

Property and Equipment (i)	$36,363	$-
Less: accumulated depreciation (ii)	(3,030)
Total	$33,333	$-

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the years ended June 30, 2020 and 2019 was $3,030 and $-, respectively.

NOTE E – ACCRUED OFFICER AND DIRECTOR COMPENSATION

Accrued officer and director compensation is due to Wayne Anderson, the sole officer and director of the Company, and consists of:

	06/30/2020	06/30/2019

Pursuant to January 26, 2018 Board of Directors Service Agreement	$79,803	$39,803
Total	$79,803	$39,803

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2020 and 2019

NOTE E – ACCRUED OFFICER AND DIRECTOR COMPENSATION (cont’d)

For the years ended June 30, 2020 and 2019, the balance of accrued officer and director compensation changed as follows:

	Pursuant to Employment Agreements	Pursuant to Board of Directors Services Agreements	Total

Balance, June 30, 2018	-	-	-
Officer’s/director’s compensation for year ended June 30, 2019 (including stock-based compensation of $40,000 accrued as Stock to be Issued)	-	39,803	39,803
Balance June 30, 2019	-	39,803	39,803
Officer’s/director’s compensation for the year ended June 30, 2020 (including stock-based compensation of $40,000 accrued as Stock to be Issued)	-	40,000	40,000
Balances at June 30, 2020	$-	$79,803	$79,803

(i)	As of June 30, 2020 and June 30, 2019, total shares of common stock accrued as “Stock to be Issued” to Mr. Anderson as per the terms of the Board of Director’s Services Agreement is 100,000 and 60,000, respectively.

NOTE F - NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	June 30, 2020	June 30, 2019

Convertible Promissory Note dated January 24, 2018 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 24, 2019-less unamortized debt discount of $0 and $0 at June 30, 2020 and June 30, 2019, respectively (i)	$15,750	$15,750
Convertible Promissory Note dated February 16, 2018 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 16, 2019-less unamortized debt discount of $0 and $0 at June 30, 2020 and June 30, 2019, respectively (ii)	8,000	8,000
Convertible Promissory Note dated June 3, 2018 payable to Valvasone Trust (“Valvasone”), interest at 5%, default rate of 15%, due June 3, 2019-less unamortized debt discount of $0 and $0 at June 30, 2020 and June 30, 2019, respectively (iii)	91,900	91,900
Convertible Promissory Note dated June 29, 2018 payable to Jody A. DellaDonna (“JDD”), interest at 5%, default rate of 15%, due June 29, 2019-less unamortized debt discount of $0 and $0 at June 30, 2020 and June 30, 2019, respectively (iv)	25,000	25,000
Convertible Promissory Note dated November 30, 2019 payable to Jetco Holdings, LLC (“Jetco”), interest at 3%, due November 30, 2020-less unamortized debt discount of $433,199 and $0 at June 30, 2020 and June 30, 2019, respectively (v)	688,177	-
Convertible Promissory Note dated December 17, 2019 payable to Armada Investment Fund, LLC (“Armada”), interest at 8%, due December 17, 2020-less unamortized debt discount of $5,998 and $0 at, June 30, 2020 and June 30, 2019, respectively (vi)	5,002	-
Convertible Promissory Note dated March 20, 2020 payable to Jetco Holdings, LLC (“Jetco”), interest at 3%, due March 20, 2021-less unamortized debt discount of $14,411 and $0 at, June 30, 2020 and June 30, 2019, respectively (vii)	5,589	-
Totals	$839,418	$140,650

(i)	On January 24, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC in the principal amount of $15,750. The Convertible Note was fully funded on January 24, 2018. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 24, 2019) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). If at any time, one or multiple times, during the Valuation Period the number of Estimated Shares delivered to Holder is less than the Notice Shares, the company must immediately deliver enough shares equal to the difference. A Conversion Amount will not be considered fully converted until the end of the Valuation Period for that Conversion Amount. “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities The Convertible Note has a term of one (1) year and bears interest at 10% annually. As of June 30, 2020, $15,750 principal plus $3,829 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2020 and 2019

(ii)	On February 16, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC in the principal amount of $8,000. The Convertible Note was fully funded on February 16, 2018. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 16, 2019) at the option of the holder at the Variable Conversion Price, which shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice, and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note has a term of one (1) year and bears interest at 10% annually. As of June 30, 2020, $8,000 principal plus $1,894 interest were due.

(iii)	On June 3, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Valvasone Trust in the principal amount of $91,900. The Convertible Note was issued for compensation due for consulting services. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (June 3, 2019) at the option of the holder at the conversion price which shall be equal to the lower of: (a) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note or (b) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the Effective Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. As of June 30, 2020, $91,900 principal plus $16,814 interest were due.

(iv)	On June 29, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Jody A. DellaDonna in the principal amount of $25,000. The Convertible Note was issued for compensation due for consulting services. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (June 29, 2019) at the option of the holder at the conversion price which shall be equal to the lower of: (a) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note or (b) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the Effective Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. As of June 30, 2020, $25,000 principal plus $4,362 interest were due.

(v)	On November 30, 2019, the Company executed a Convertible Note (the “Convertible Note”) payable to Jetco Holdings, LLC in the principal amount of $2,000,000. The Convertible Note was Issued as part of the Purchase and Sale Agreement for the acquisition of TCBM Holdings, LLC. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (November 30, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. As of June 30, 2020, $1,121,376 principal plus $27,388 interest were due.

(vi)

On December 17, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Armada Capital Partners, LLC (“Armada”) wherein the Company issued Armada a Convertible Promissory Note (the “Convertible Note”) in the amount of $11,000 ($1,000 OID). The Convertible Note has a term of one (1) year (due on December 17, 2020) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 20, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 60% multiplied by the Market Price (as defined herein)(representing a discount rate of 40%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. As part and parcel of the foregoing transaction, Armada was issued a warrant granting the holder the right to purchase up to 560,800 shares of the Company’s common stock at an exercise price of $0.024 for a term of 5-years. The transaction closed on December 17, 2019. In addition, 10,000,000 shares of the Company’s common stock have been reserved at Pacific Stock Transfer Corporation for possible issuance upon the conversion of the Note into shares of our common stock. As of June 30, 2020, $11,000 principal plus $472 interest were due.

(vii)	On March 20, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Jetco Holdings, LLC in the principal amount of $20,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 20, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. As of June 30, 2020, $20,000 principal plus $168 interest were due.

(viii)	As of the date of this filing, all notes payable to third parties remain outstanding.

NOTE G - NOTE PAYABLE, RELATED PARTY

Notes payable to related parties consist of:

	June 30, 2020	June 30, 2019

Unsecured Convertible Promissory Notes dated July 27, 2018, payable to Around the Clock Partners, LP (entity controlled by Wayne Anderson), interest at 5%, default rate of 15%, due July 27, 2019- less unamortized debt discount of $0 and $8,890 at June 30, 2020 and June 30, 2019, respectively (i)	$124,800	$115,910
Total	$124,800	$115,910

(i)	On July 27, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Around the Clock Partners, LP in the principal amount of $124,800. The Convertible Note was issued for compensation due for consulting services. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (July 27, 2019) at the option of the holder at the conversion price which shall be equal to the lower of: (a) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note or (b) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the Effective Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. As of June 30, 2020, $124,800 principal plus $20,583 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2020 and 2019

NOTE H - DERIVATIVE LIABILITY

The derivative liability at June 30, 2020 and June 30, 2019 consisted of:

	June 30, 2020	June 30, 2019

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	$213,933	$173,500
Convertible Promissory Note payable to Valvasone Trust. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	150,619	229,750
Convertible Promissory Notes payable to Jody A. DellaDonna. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	40,974	62,500
Convertible Promissory Note payable to Around the Clock Partners, LP. Please see NOTE G – NOTES PAYABLE, RELATED PARTIES for further information	204,540	249,600
Convertible Promissory Notes payable to Jetco Holdings, LLC. Please see NOTE G – NOTES PAYABLE, RELATED PARTIES for further information	800,452	-
Convertible Promissory Note payable to Armada Investment Fund, LLC. Please see NOTE G – NOTES PAYABLE, RELATED PARTIES for further information	9,877	-
Total derivative liability	$1,420,455	$715,350

The Convertible Promissory Notes (the “Notes”) contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion features as a derivative liability at the respective issuance dates of the notes and charged the applicable amounts to debt discounts (limited to the face value of the respective notes) and the remainder to other expenses. The increase (decrease) in the fair value of the derivative liability from the respective issue dates of the notes to the measurement dates is charged (credited) to other expense (income).

The fair value of the derivative liability was measured at the respective issuance dates and at June 30, 2020, and June 30, 2019 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2020 were (1) stock price of $0.0001 per share, (2) conversion prices ranging from $0.00001 to $0.00007 per share, (3) term of 6 months to 1 year, (4) expected volatility of 113.19% to 139.74%, and (5) risk free interest rate of 0.16%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2019 were (1) stock price of $0.0001 per share, (2) conversion price of $0.00005 per share, (3) terms ranging from 1 month to 6 months, (4) expected volatility of 1950.57%, and (5) risk free interest rates ranging from 2.09% to 2.18%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at June 30, 2018	$281,300
Additions	249,600
Loss	184,450
Balance at June 30, 2019	715,350
Additions	2,904,047
Gain	(2,190,052)
Balance at June 30, 2020	$1,420,455

NOTE I - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. At June 30, 2020 and 2019, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At June 30, 2020 and 2019, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2020 and 2019

NOTE I - CAPITAL STOCK (cont’d)

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At June 30, 2020 and 2019, the Company had 0 and 0 shares issued and outstanding, respectively.

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At June 30, 2020 and 2019, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At June 30, 2020 and 2019, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. At June 30, 2020 and 2019, the Company had 3 and 0 shares issued and outstanding, respectively.

Dividends. Initially, there will be no dividends due or payable on the Series K Super Voting Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation. Any and all such future terms concerning dividends shall be reflected in an amendment to this Certificate, which the Board shall promptly file or cause to be filed.

Liquidation and Redemption Rights. Upon the occurrence of a Liquidation Event (as defined below), the holders of Series K Super Voting Preferred Stock are entitled to receive net assets on a pro-rata basis. Each holder of Series K Super Voting Preferred Stock is entitled to receive ratably any dividends declared by the Board, if any, out of funds legally available for the payment of dividends. As used herein, “Liquidation Event” means (i) the liquidation, dissolution or winding-up, whether voluntary or involuntary, of the Corporation, (ii) the purchase or redemption by the Corporation of shares of any class of stock or the merger or consolidation of the Corporation with or into any other corporation or corporations, unless (a) the holders of the Series K Super Voting Preferred Stock receive securities of the surviving Corporation having substantially similar rights as the Series K Super Voting Preferred Stock and the stockholders of the Corporation immediately prior to such transaction are holders of at least a majority of the voting securities of the successor Corporation immediately thereafter (the “Permitted Merger”), unless the holders of the shares of Series K Super Voting Preferred Stock elect otherwise or (b) the sale, license or lease of all or substantially all, or any material part of, the Corporation’s assets, unless the holders of Series K Super Voting Preferred Stock elect otherwise.

Conversion. No conversion of the Series K Super Voting Preferred Stock is permitted.

Rank. All shares of the Series K Super Voting Preferred Stock shall rank (i) senior to the Corporation’s (A) Common Stock, par value $0.0001 per share (“Common Stock”), and any other class or series of capital stock of the Corporation hereafter created, except as otherwise provided in clauses (ii) and (iii) of this Section 4, (ii) pari passu with any class or series of capital stock of the Corporation hereafter created and specifically ranking, by its terms, on par with the Series K Super Voting Preferred-Stock and (iii) junior to any class or series of capital stock of the Corporation hereafter created specifically ranking, by its terms, senior to the Series K Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary.

Voting Rights.

A. If at least one share of Series K Super Voting Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series K Super Voting Preferred Stock at any given time, regardless of their number, shall have voting rights equal to 20 times the sum of: i) the total number of shares of Common stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of any and all Preferred stocks which are issued and outstanding at the time of voting.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2020 and 2019

NOTE I - CAPITAL STOCK (cont’d)

B. Each individual share of Series K Super Voting Preferred Stock shall have the voting rights equal to:

[twenty times the sum of: {all shares of Common stock issued and outstanding at the time of voting + all shares of any other Preferred stocks issued and outstanding at the time of voting}]

Divided by:

[the number of shares of Series K Super Voting Preferred Stock issued and outstanding at the time of voting]

With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series K Super Voting Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Certificate of Incorporation or By-laws.

Series L Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series L Preferred Stock, par value $0.01. The designation of the new Series L Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue five hundred thousand (500,000) shares of the Series L Preferred Stock. At June 30, 2020 and 2019, the Company had 10 and 0 shares issued and outstanding, respectively.

Dividends. The holders of Series L Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.

Voting.

a. If at least one share of Series L Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series L Preferred Stock at any given time, regardless of their number, shall have voting rights equal to four times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of all series of Preferred Stock which are issued and outstanding at the time of voting.

b. Each individual share of Series L Preferred Stock shall have the voting rights equal to:

[four times the sum of: {all shares of Common Stock issued and outstanding at time of voting + the total number of shares of all series of Preferred Stock issued and outstanding at time of voting}]

divided by:

[the number of shares of Series L Preferred Stock issued and outstanding at the time of voting]

Conversion Rights.

a) Outstanding. If at least one share of Series L Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series L Preferred Stock at any given time, regardless of their number, shall be convertible into the number of shares of Common Stock defined by the formula set forth is section 4.b.

b) Method of Conversion.

i. Procedure- Before any holder of Series L Preferred Stock shall be entitled to convert the same into shares of common stock, such holder shall surrender the certificate or certificates therefore, duly endorsed, at the office of the Company or of any transfer agent for the Series L Preferred Stock, and shall give written notice 5 business days prior to date of conversion to the Company at its principal corporate office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of common stock are to be issued. The Company shall, within five business days, issue and deliver at such office to such holder of Series L Preferred Stock, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of common stock to which such holder shall be entitled as aforesaid. Conversion shall be deemed to have been effected on the date when delivery of notice of an election to convert and certificates for shares is made, and such date is referred to herein as the “Conversion Date.”

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2020 and 2019

NOTE I - CAPITAL STOCK (cont’d)

ii. Issuance- Shares of Series L Preferred Stock may only be issued in exchange for the partial or full retirement of debt held by Management, Employees, Consultants or as directed by a majority vote of the Board of Directors. The number of Shares of Series L Preferred Stock to be issued to each qualified person (member of Management, Employee or Consultant) holding a Note shall be determined by the following formula:

For retirement of debt: One (1) share of Series L Preferred stock shall be issued for each Five Thousand Dollar ($5,000) tranche of outstanding liability. As an example: If an officer has accrued wages due to him or her in the amount of $25,000, the officer can elect to accept 5 shares of Series L Preferred stock to satisfy the outstanding obligation of the Company.

iii. Calculation for conversion into Common Stock- Each individual share of Series L Preferred Stock shall be convertible into the number of shares of Common Stock equal to:

[5000]

divided by:

[.50 times the lowest closing price of the Company’s common stock for the immediate five-day period prior to the receipt of the Notice of Conversion remitted to the Company by the Series L Preferred stockholder]

Common Stock

Class A and Class B:

Identical Rights. Except as otherwise expressly provided in ARTICLE FIVE of the Company’s Amended and Restated Certificate of Incorporation dated August 13, 1999, all Common Shares shall be identical and shall entitle the holders thereof to the same rights and privileges.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2020 and 2019

NOTE I - CAPITAL STOCK (cont’d)

Stock Splits. The Corporation shall not in any manner subdivide (by any stock split, reclassification, stock dividend, recapitalization, or otherwise) or combine the outstanding shares of one class of Common Shares unless the outstanding shares of all classes of Common Shares shall be proportionately subdivided or combined.

Liquidation Rights. Upon any voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Corporation, after payment shall have been made to holders of outstanding Preferred Shares, if any, of the full amount to which they are entitled pursuant to the Certificate of Incorporation, the holders of Common Shares shall be entitled, to the exclusion of the holders of the Preferred Shares, if any, to share ratably, in accordance with the number of Common Shares held by each such holder, in all remaining assets of the Corporation available for distribution among the holders of Common Shares, whether such assets are capital, surplus, or earnings. For the purposes of this paragraph, neither the consolidation or merger of the Corporation with or into any other corporation or corporations in which the stockholders of the Corporation receive capital stock and/or securities (including debt securities) of the acquiring corporation (or of the direct or indirect parent corporation of the acquiring corporation) nor the sale, lease or transfer of the Corporation, shall be deemed to be a voluntary or involuntary liquidation, dissolution, or winding up of the Corporation as those terms are used in this paragraph.

Voting Rights.

(a) The holders of the Class A Shares and the Class B Shares shall vote as a single class on all matters submitted to a vote of the stockholders, with each Class A Share being entitled to one (1) vote and each Class B Share being entitled to six (6) votes, except as otherwise provided by law.

(b) The holders of Class A Shares and Class B Shares are not entitled to cumulative votes in the election of any directors.

Preemptive or Subscription Rights. No holder of Common Shares shall be entitled to preemptive or subscription rights.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2020 and 2019

NOTE I - CAPITAL STOCK (cont’d)

Conversion Rights.

(a) Automatic Conversion. Each Class B Share shall (subject to receipt of any and all necessary approvals) convert automatically into one fully paid and non-assessable Class A Share (i) upon its sale, gift, or other transfer to a party other than a Principal Stockholder (as defined below) or an Affiliate of a Principal Stockholder (as defined below), (ii) upon the death of the Class B Stockholder holding such Class B Share, unless the Class B Shares are transferred by operation of law to a Principal Stockholder or an Affiliate of a Principal Stockholder, or (iii) in the event of a sale, gift, or other transfer of a Class B Share to an Affiliate of a Principal Stockholder, upon the death of the transferor. Each of the foregoing automatic conversion events shall be referred to hereinafter as an “Event of Automatic Conversion.” For purposes of this ARTICLE FIVE, “Principal Stockholder” includes any of Donald H. Goldman, Steven M. Fieldman, Lance Fieldman, Yuri Itkis, Michall Itkis and Boris Itkis and an “Affiliate of a Principal Stockholder” is a person that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the person specified. For purposes of this definition, “control,” when used with respect to any specified person, means the power to direct or cause the direction of the management, and policies of such person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise. Without limitation, an Affiliate also includes the estate of such individual.

(b) Voluntary Conversion. Each Class B Share shall be convertible at the option of the holder, for no additional consideration, into one fully paid and non-assessable Class A Share at any time.

(c) Conversion Procedure. Promptly upon the occurrence of an Event of Automatic Conversion such that Class B shares are converted automatically into Class A Shares, or upon the voluntary conversion by the holder, the holder of such shares shall surrender the certificate or certificates therefor, duly endorsed in blank or accompanied by proper instruments of transfer, at the office of the Corporation or of any transfer agent for the Class A Shares, and shall give written notice to the Corporation at such office (i) stating that the shares are being converted pursuant to an Event of Automatic Conversion into Class A Shares as provided in subparagraph 5.6(a) hereof or a voluntary conversion as provided in subparagraph 5.6(b) hereof, (ii) specifying the Event of Automatic Conversion (and, if the occurrence of such event is within the control of the transferor, stating the transferor’s intent to effect an Event of Automatic Conversion) or whether such conversion is voluntary, (iii) identifying the number of Class B Shares being converted, and (iv) setting out the name or names (with addresses) and denominations in which the certificate or certificates for Class A Shares shall be issued and including instructions for delivery thereof. Delivery of such notice together with the certificates representing the Class B Shares shall obligate the Corporation to issue such Class A Shares and the Corporation shall be justified in relying upon the information and the certification contained in such notice and shall not be liable for the result of any inaccuracy with respect thereto. Thereupon, the Corporation or its transfer agent shall promptly issue and deliver at such stated address to such holder or to the transferee of Class B Shares a certificate or certificates for the number of Class A Shares to which such holder or transferee is entitled, registered in the name of such holder, the designee of such holder or transferee, as specified in such notice. To the extent permitted by law, conversion pursuant to (i) an Event of Automatic Conversion shall be deemed to have been effected as of the date on which the Event of Automatic Conversion occurred or (ii) a voluntary conversion shall be deemed to have been effected as of the date the Corporation receives the written notice pursuant to this subparagraph (c) (each date being the “Conversion Date”). The person entitled to receive the Class A Shares issuable upon such conversion shall be treated for all purposes as the record holder of such Class A Shares at and as of the Conversion Date, and the right of such person as the holder of Class B Shares shall cease and terminate at and as of the Conversion Date, in each case without regard to any failure by the holder to deliver the certificates or the notice by this subparagraph (c).

(d) Unconverted Shares. In the event of the conversion of fewer than all of the Class B Shares evidenced by a certificate surrendered to the Corporation in accordance with the procedures of this Paragraph 5.6, the Corporation shall execute and deliver to or upon the written order of the holder of such certificate, without charge to such holder, a new certificate evidencing the number of Class B Shares not converted.

(e) Reissue of Shares. Class B Shares that are converted into Class A Shares as provided herein shall be retired and canceled and shall not be reissued.

(f) Reservation. The Corporation hereby reserves and shall at all times reserve and keep available, out of its authorized and unissued Class A Shares, for the purpose of effecting conversions, such number of duly authorized Class A Shares as shall from time to time be sufficient to effect the conversion of all outstanding Class B Shares. The Corporation covenants that all the Class A Shares so issuable shall, when so issued, be duly and validly issued, fully paid and non-assessable, and free from liens and charges with respect to the issue. The Corporation will take all such action as may be necessary to assure that all such Class A Shares may be so issued without violation of any applicable law or regulation, or any of the requirements of any national securities exchange upon which the Class A Shares may be listed. The Corporation will not take any action that results in any adjustment of the conversion ratio if the total number of Class A Shares issued and issuable after such action upon conversion of the Class B Shares would exceed the total number of Class A Shares then authorized by the Amended and Restated Certificate of Incorporation, as amended.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2020 and 2019

NOTE I - CAPITAL STOCK (cont’d)

At June 30, 2020 and 2019, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At June 30, 2020 and 2019, the Company has 12,189,293,609 and 12,189,293,609 shares issued and outstanding, respectively. At June 30, 2020 and 2019, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At June 30, 2020 and 2019, the Company has 0 and 0 shares issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the twelve months ended June 30, 2020 and June 30, 2019, the Company issued and/or sold the following unregistered securities:

Common Stock:

2020

None

2019

None

Preferred Stock:

On August 2, 2019, the Company issued three (3) shares of its Series K Super Voting Preferred Stock to its sole officer and director, Jimmy Wayne Anderson.

On September 2, 2019, the Company issued ten (10) shares of its Series L Preferred Stock to Sylios Corp, an entity controlled by the Company’s sole officer and director.

Warrants and Options:

On December 17, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Armada Capital Partners, LLC (“Armada”) wherein the Company issued Armada a Convertible Promissory Note (the “Note”) in the amount of $11,000 ($1,000 OID). The Note has a term of one (1) year (due on December 17, 2020) and bears interest at 8% annually. As part and parcel of the foregoing transaction, Armada was issued a warrant granting the holder the right to purchase up to 560,800 shares of the Company’s common stock at an exercise price of $0.024 for a term of 5-years. The transaction closed on December 17, 2019. Please see NOTE F - NOTES PAYABLE, THIRD PARTIES for further information.

NOTE J - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at June 30, 2020 and 2019.

The provision (benefit) for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

Significant components of the Company’s deferred tax assets and liabilities are calculated at an estimated effective tax rate of 21%. (35% for tax year 2017)

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the year ended June 30, 2020 and 2019. The sources of the difference are as follows:

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2020 and 2019

NOTE J - INCOME TAXES (cont’d)

	Year Ended
	June 30, 2020	June 30, 2019
Expected tax at 21% and 21%, respectively	$(115,698)	$(161,718)
Non-deductible stock-based compensation	21,000	8,400
Non-deductible loss (nontaxable income) from derivative liability	(276,571)	64,943
Non-deductible amortization of debt discounts	331,252	50,228
Increase (decrease) in Valuation allowance	40,017	38,147
Provision for (benefit from) income taxes	$-	$-

(a)	As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018.

All tax years remain subject to examination by the Internal Revenue Service.

Significant components of the Company’s deferred income tax are as follows:

	June 30, 2020	June 30, 2019
Unpaid accrued officer and director compensation	$16,759	$8,359
Net operating loss carry-forwards	29,383,089	29,329,836
Valuation allowance	(29,399,848)	(29,338,195)
Net non-current deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $29,366,076 attributable to the future utilization of the $16,759 timing difference relating to unpaid officer and director compensation and the $29,366,076 net operating loss carryforward as of June 30, 2020 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2020. The Company will continue to review this valuation allowance and make adjustments as appropriate. $28,980,000 of the net operating loss carryforward expires in the year 2022.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE K - COMMITMENTS AND CONTINGENCIES

Occupancy

Currently, the Company shares office space with Sylios Corp at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and is not required to reimburse Sylios Corp for monthly rent. The Company anticipates that this relationship will change with the additional employees and it will be required to enter into a lease for a separate office space.

Employment and Director Agreements

On January 26, 2018, the Company executed a new Board of Directors Service Agreement with Jimmy Wayne Anderson. Under the terms of the Agreement, commencing the first calendar quarter of 2018 the Company is to pay Mr. Anderson $10,000 per quarter for which Mr. Anderson serves on the Board of Directors. In addition to cash compensation, the Company is to issue Mr. Anderson the equivalent of $10,000 of the Company’s common stock on the last calendar day of each quarter. The calculation for the number of shares to be issued to Mr. Anderson shall be as follows: $10,000/(Closing stock price on the last trading day of each quarter x .80). Please see NOTE E – ACCRUED OFFICER AND DIRECTOR COMPENSATION for further information.

NOTE L - GOING CONCERN UNCERTAINTY

Under ASC 205-40, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, our evaluation shall initially not take into consideration the potential mitigating effects of our plans that have not been fully implemented as of the date the financial statements are issued.

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of June 30, 2020 and June 30, 2019, we had an accumulated deficit of $160,937,361 and $160,386,420, respectively. For the year ended June 30, 2020 and June 30, 2019, we had cash used in operating activities of $176,789 and $-, respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources that may include establishing corporate partnerships, establishing licensing revenue agreements, issuing additional convertible debentures and issuing public or private equity securities, including selling common stock through an at-the-market facility (ATM).

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through September 2021.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2020 and 2019

NOTE L - GOING CONCERN UNCERTAINTY (cont’d)

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our failure to continue as a going concern.

NOTE M - SUBSEQUENT EVENTS

On September 3, 2020, the Company entered into a Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest in order to facilitate the transfer of 25 Membership Units (the “Units”) issued by Global Clean Solutions, LLC (“Global”) and held in the name of Graphene Holdings, LLC (“Graphene”) to the Company. In exchange for the transfer of the Units to the Company, the Company issued to Graphene a Convertible Promissory Note (the “Note”) in the amount of $250,000. The Note has a term of 6 months, is due on March 3, 2021 and accrues interest at 3% per annum. The Note is convertible, in whole or in part, at any time and from time to time before maturity (March 3, 2021) at the option of the Holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (representing a discount rate of 30%), The transaction closed on September 9, 2020.

At any time after the Closing Date, until the Note is no longer outstanding, the Note shall be convertible, in whole or in part, into shares of Common Stock at the option of the Holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date.

On September 9, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Graphene Holdings, LLC (the “Investor”) wherein the Company issued the Investor a Convertible Promissory Note (the “Note”) in the amount of $20,000. The Note has a term of six (6) months, is due on March 9, 2021 and accrues interest at 3% per annum. The Note is convertible, in whole or in part, at any time and from time to time before maturity (March 9, 2021) at the option of the Holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (representing a discount rate of 30%), The transaction closed on September 17, 2020.

On September 22, 2020, the Company issued 596,785,387 shares of restricted common stock with a fair market value of $59,679 to a noteholder for $29,839 in penalties against the note dated January 24, 2018.

On November 5, 2020, the Company, through its wholly owned subsidiary Markets on Main, LLC (“Licensor”), entered into a Platform License Agreement (the “License Agreement”) with Honey Badger Media, LLC (the “Licensee”). Under the terms of the License Agreement, the Company grants the Licensee a perpetual, non-exclusive license to operate the Platform, fulfillment opportunities and its related technologies. In consideration for the License, the Licensee shall pay to the Licensor a fee equal to twenty percent (20%) of the Net Profits generated from Licensee’s clients through the Platform.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2020 or 2019.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present accurately, in material respects, our financial position and results of operations in fairness and conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate, and that the assumptions and opinions in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management’s and directors’ authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2020 and June 30, 2019 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2020 and June 30, 2019:

●	The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked personnel with accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

●	Material Weakness – Inadequate segregation of duties.

We expect to be materially dependent on a third party that can provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements, which could lead to a restatement of those financial statements. Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and maintained, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must account for resource constraints. In addition, the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, can and will be detected.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Notes to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

Loss Contingencies

The Company is subject to various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company regularly evaluates current information available to us to determine whether such accruals should be adjusted.

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions and immediately expense acquisition-related costs and fees associated with business combinations.

Income Taxes

The Company recognizes deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.

Recent Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. As amended by the FASB in July 2015, the standard is effective for annual periods beginning after December 15, 2017 for public companies, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). ASU 2014-09 was adopted on July 1, 2019.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  We are currently evaluating the impact of the adoption of ASU 2016-13 on our financial statements.

In July 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2017-11. Among other things, ASU 2017-11 provides guidance that eliminates the requirement to consider “down round” features when determining whether certain financial instruments or embedded features are indexed to an entity’s stock and need to be classified as liabilities. ASU 2017-11 provides for entities to recognize the effect of a down round feature only when it is triggered and then as a dividend and a reduction to income available to common stockholders in basic earnings per share. The guidance is effective for annual periods beginning after December 15, 2018; early adoption is permitted. The Company has adopted ASU 2017-11. As a result, we have not recognized the fair value of the warrants containing down round features as liabilities.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock.  As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions.  In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on May 1, 2022, including interim periods within those fiscal years.  Adoption is either a modified retrospective method or a fully retrospective method of transition. We are currently evaluating the impact of the adoption of ASU 2020-06 on our financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Share-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505, Equity Based Payments to Non-Employees, we account for share-based payment using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is readily determinable.

PART III

Item 10. Directors and Executive Officers.

Directors and Executive Officers

The names and ages of our Directors and Executive Officers are set forth below. Our By-Laws provide for not less than one Director. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are elected by our Board.

Name	Age	Position and Term
Jimmy Wayne Anderson	54	President, Principal Financial Officer and Chairman of the Board (January 2018 to present)

Jimmy Wayne Anderson, President, Principal Financial Officer, Director and Chairman of the Board – Mr. Anderson is the acting President and Chairman of the Board of Global Technologies. Mr. Anderson was appointed to the Board in December 2017 and assumed the role of President and Principal Financial Officer in January 2018. Mr. Anderson leverages nearly 15 years of business experience inclusive of corporate filings, filings with the Securities and Exchange Commission and corporate action filings with the Financial Industry Regulatory Authority (“FINRA”). Mr. Anderson completed his undergraduate education at the University of Georgia and received his Doctorate degree from Temple University.

Prior to joining the Company, Mr. Anderson held the following roles:

1.	From inception in 2008 to the President, Mr. Anderson has served as the sole officer and director of Sylios Corp, a publicly traded company listed on the OTC Markets “PINK” under the symbol “UNGS.” Sylios Corp is a holding corporation with a market capitalization of under $1 million that has operations engaged in the exploration and development of oil and natural gas properties, purchase of royalty and working interest units in producing properties (oil and natural gas) and alternative land development projects. The Company maintains equity investments in our two spin-offs (The Greater Cannabis Company, Inc. and AMDAQ Corp) catering to the medical and recreational marijuana industry and blockchain technology. Sylios Corp is a fully reporting entity with the SEC that is currently delinquent in its filings.

2.	From 2017 to the present (except for a 6-month period in 2018), Mr. Anderson has served as the sole officer and director of AMDAQ Corp. AMDAQ Corp is a spin-off from Sylios Corp that is currently in the process of filing a Registration Statement on Form S-1. AMDAQ’s multi-faceted business model will allow the company to take advantage of the significant emerging opportunities being developed utilizing blockchain technology. On March 8, 2019, the Company expanded its presence within the blockchain sector by acquiring Arch Exchange Transfer, LLC (“Arch”). Arch, a registered stock transfer agent, has been formed as a decentralized transfer & exchange service. The Company’s technology is being created on the Ethereum block chain with an associated token to help facilitate transactions and payments. This application-based technology utilizes a cryptographically stored ledger in an open source peer-to-peer environment. AMDAQ Corp’s current assets are under $1 million.
3.	From inception in 2014 through July 31, 2018, Mr. Anderson served as the sole officer and director of The Greater Cannabis Company, Inc., a publicly traded company listed on the OTC Markets “QB” under the symbol “GCAN.” The Greater Cannabis Company, Inc. is a biopharmaceutical company that is focused on the development and commercialization of cannabinoid delivery systems with a market capitalization of under $1 million.
4.	From April 10, 2018 through April 24, 2018, Mr. Anderson also served as the sole officer and director of Soligen Technologies, Inc., a publicly traded company listed on the OTC Markets “PINK” under the symbol “SGTN.” Mr. Anderson resigned as a director of Soligen Technologies, Inc. on January 13, 2019.

The Company anticipates that its management team will be replaced upon a successful acquisition or merger.

Family Relationships

There are no family relationships among the directors and executive officers.

Conflicts of Interest- General

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While our sole officer and director of our business is engaged in business activities outside of our business, he devotes to our business such time as he believes to be necessary.

Conflicts of Interest- Corporate Opportunities

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

Committees to the Board of Directors

In the ordinary course of business, the board of directors maintains a compensation committee and an audit committee.

The primary function of the compensation committee is to review and make recommendations to the board of directors with respect to the compensation, including bonuses, of our officers and to administer the grants under our stock option plan.

The functions of the audit committee are to review the scope of the audit procedures employed by our independent auditors, to review with the independent auditors our accounting practices and policies and recommend to whom reports should be submitted, to review with the independent auditors their final audit reports, to review with our internal and independent auditors our overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters and to recommend the selection of the independent auditors.

In the absence of a separate audit committee our board of directors’ functions as audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

(1) had a petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) has been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) has been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (3)(i) above, or to be associated with persons engaged in any such activity;

(5) has been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) has been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) has been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) has been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth with respect to the named executive officer, compensation made through the twelve months ended June 30, 2020:

Name and Principal Position	Year	Salary- Paid or accrued ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(a)	(b)	(c)(3)	(d)			(e)

Jimmy Wayne Anderson, President, Treasurer, Secretary, Chairman (1)(2)(3)	2020	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0
	2018	0	0	90,000	0	0	0	0	90,000

(1)	On December 15, 2017, Jimmy Wayne Anderson was appointed to the Company’s Board of Directors.

(2)	On January 25, 2018, Mr. Anderson assumed the roles as the Company’s President, Treasurer and Secretary.

(3)	On August 2, 2019, the Company issued 3 shares of its Series K Super Voting Preferred stock (“Series K”) to the Company’s sole officer and director, Jimmy Wayne Anderson, as consideration for services provided as an officer of the Company. The Company’s Series K has no monetary value as there is no conversion feature, and the Company is not required to purchase the Series K from its holder.

(a)	Accrued salary and salary paid. Please see NOTE G - ACCRUED OFFICER AND DIRECTOR COMPENSATION for further information.

(b)	Accrued bonus to employee for execution of employment agreement.

(c)	Delivery of common stock to officer for services rendered. Mr. Anderson received 900,000,000 shares of the Company’s common stock.

(d)	Options issued to employee for execution of employment agreement. More details on Options noted under Employment Agreements section below.

(e)	Equity compensation received as a Director of the Company.

Directors’ Compensation

On January 26, 2018, the Company executed a new Board of Directors Service Agreement with Wayne Anderson. Under the terms of the Agreement, commencing the first calendar quarter of 2018 the Company is to pay Mr. Anderson $10,000 per quarter for which Mr. Anderson serves on the Board of Directors. In addition to cash compensation, the Company is to issue Mr. Anderson the equivalent of $10,000 of the Company’s common stock on the last calendar day of each quarter. The calculation for the number of shares to be issued to Mr. Anderson shall be as follows: $10,000/(Closing stock price on the last trading day of each quarter x .80). The Agreement is in effect so long as Mr. Anderson serves on the Board.

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made through the twelve months ended June 30, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Jimmy Wayne Anderson (2020)(1)	$40,000	$40,000					$80,000
Jimmy Wayne Anderson (2019)(1)	$40,000	$40,000	-	-	-	-	$80,000
Jimmy Wayne Anderson (2018)(1)	$20,000	$20,000	-	-	-	-	$40,000

(1)	On January 26, 2018, the Company executed a new Board of Directors Service Agreement with Wayne Anderson. Under the terms of the Agreement, commencing the first calendar quarter of 2018 the Company is to pay Mr. Anderson $10,000 per quarter for which Mr. Anderson serves on the Board of Directors. In addition to cash compensation, the Company is to issue Mr. Anderson the equivalent of $10,000 of the Company’s common stock on the last calendar day of each quarter. The calculation for the number of shares to be issued to Mr. Anderson shall be as follows: $10,000/(Closing stock price on the last trading day of each quarter x .80). Please see NOTE G - ACCRUED OFFICER AND DIRECTOR COMPENSATION for further information.

Employment Agreements

The Company does not have any written agreements with any of its executive officers.

Stock Option Plan and other Employee Benefits Plans

The Company does not maintain a Stock Option Plan or other Employee Benefit Plans.

Overview of Compensation Program

We currently do not maintain a Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable, and competitive.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of December 17, 2020, the Company had authorized 14,991,000,000 shares of Class A Common Stock, 4,000,000 Class B Common Stock and 5,000,000 shares of Preferred Stock. There were 12,776,078,996 shares of Class A Common Stock, 0 shares of Class B Common Stock and 13 shares of Preferred Stock issued and outstanding as of December 17, 2020.

The following table sets forth certain information, as of December 17, 2020, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table below shows the number of shares beneficially owned as of December 17, 2020 by each of our individual directors and executive officers, by other holders of 5% or more of the outstanding Class A common stock and by all our current directors and executive officers as a group.

	Class A Common Stock	Percentage of
Name of Beneficial Owner (1)	Beneficially Owned	Common Stock (3)
Jimmy Wayne Anderson (3)(4)	4,734,285.714	28.50%
Fortis Holdings LTD (5)	2,026,000,000	12.20%

Officers and Directors as a Group	4,734,285,714	28.50%

(1)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 17, 2020 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any person. Percentages are based on a total of shares of Class A common stock outstanding on December 17, 2020, and the shares issuable upon exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 17, 2020.

(2)	The number of common shares outstanding used in computing the percentages is 16,610,364,710.

(3)	Included within Mr. Anderson’s beneficial ownership includes 900,000,000 shares of common stock issued to Mr. Anderson for services rendered on behalf of the Company, 3,120,000,000 shares issuable upon the conversion of the Convertible Promissory Note issued to Around the Clock Partners, LP and 714,285,714 shares issuable upon the conversion of the 10 shares of Series L Preferred Stock issued to Sylios Corp. Mr. Anderson is the controlling entity for both Around the Clock Partners, LP and Sylios Corp.

(4)	The address for Mr. Anderson, Sylios Corp and Around the Clock Partners, LP is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701.

(5)	The address for Fortis Holdings LTD is Capital City Building, Suite 305, Victoria, Mahe, Seychelles. The last known principal for Fortis was Anthony Welch up until his death in 2014.

	Series K Preferred Stock	Percentage of
	Beneficially	Series K
Name of Beneficial Owner	Owned (3)(4)	Preferred Stock
Jimmy Wayne Anderson (5)	3	100.00%

Officers and Directors as a Group	3	100.00%

	Series L Preferred Stock	Percentage of
	Beneficially	Series L
Name of Beneficial Owner	Owned (1)(2)	Preferred Stock
Sylios Corp (6)(7)	10	100.00%

Total	10	100.00%

(1)	Each share of the Company’s Series L Preferred stock can be converted into shares of the Company’s Class A Common stock based on the following formula: $5,000 divided by .70 times the lowest closing price of the Company’s Class A Common Stock for the immediate five-day period prior to the receipt of the Notice of Conversion.

(2)	The number of Series L Preferred shares outstanding used in computing the percentages is 10.

(3)	The Company’s Series K Super Voting Preferred Stock has no conversion feature.

(4)	The number of Series K Preferred shares outstanding used in computing the percentages is 3.

(5)	The address for Mr. Anderson is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701.

(6)	Sylios Corp is a Florida corporation controlled by the Company’s President.

(7	The address for Sylios Corp is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701.

Please see NOTE I – CAPITAL STOCK for further information.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On September 2, 2019, the Company issued 10 shares of its Series L Preferred stock to Sylios Corp, an entity controlled by the Company’s sole officer and director, Jimmy Wayne Anderson.

On August 22, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with Sylios Corp (the “Consultant”), an entity controlled by the Company’s President, Jimmy Wayne Anderson. Under the terms of the Agreement, the Consultant is to provide services related to acquisitions, mergers and certain day to day tasks of managing a public company. As compensation, the Company shall pay Consultant $50,000 through the issuance of ten (10) shares of the Company’s Series L Preferred Stock. The Company issued the shares of Series L Preferred Stock on September 2, 2019. The Agreement has a term of six (6) months or until the Consultant completes the services requested.

On August 2, 2019, the Company issued 3 shares of its Series K Super Voting Preferred stock to the Company’s sole officer and director, Jimmy Wayne Anderson, as consideration for services provided as an officer of the Company.

On July 27, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Around the Clock Partners, LP, and entity controlled by Mr. Anderson, in the principal amount of $124,800. The Convertible Note was issued for compensation due for consulting services. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (July 27, 2019) at the option of the holder at the conversion price which shall be equal to the lower of: (a) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note or (b) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the Effective Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. As of March 31, 2020, $124,800 principal plus $10,471 interest were due.

During the year ended June 30, 2018, the Company issued 900,000,000 shares of its Class A Common Stock to its sole officer and director, Jimmy Wayne Anderson.

Promoters and Certain Control Persons

None.

List of Parents

None.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by Fruci & Associates for professional accounting services rendered for the fiscal years ended June 30, 2020 and 2019.

	Fiscal Year 2020	Fiscal Year 2019
Audit Fees (1)	$17,500	$15,000
Audit-Related Fees	-	2,500
Tax Fees (2)	-	-
Other Fees (3)	-	-
Total	$17,500	$17,500

(1) Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10–Q. Other fees consist of comfort letter service fees.

(2) Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns.

(3) Other fees consist of fees billed for professional services related to non-recurring fees for the initial public offering and the acquisitions completed during the year.

Director Independence

The Company has one director, Jimmy Wayne Anderson, who also serves as the Company’s sole officer. All current directors are shareholders of the Company.

Item 15. Financial Statements and Exhibits.

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.2	Amended and Restated Certificate of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.3	Certificate of Designation, Rights, Preferences and Limitations of Series A 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.4	Certificate of Designation, Rights, Preferences and Limitations of Series B 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.5	Certificate of Merger of Interactive Flight Technologies, Inc. into Global Technologies, Ltd (previously filed with Form 10 on June 8, 2020)
3.6	Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.7	Certificate of Designation, Rights, Preferences and Limitations of Series D Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.8	Certificate of Designation, Rights, Preferences and Limitations of Series E 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.9	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (previously filed with Form 10 on June 8, 2020)
3.10	Foreign Profit Corporation Articles of Continuance filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.11	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.12	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.13	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Delaware (previously filed with Amendment No. 1 to Form 10 on July 24, 2020)
3.14	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Delaware (previously filed with Form 10 on June 8, 2020)
4.1	Specimen Certificate common stock (previously filed with Form 10 on June 8, 2020)
10.1	Board of Directors Services Agreement with Jimmy Wayne Anderson dated January 26, 2018 (previously filed with Form 10 on June 8, 2020)
10.2	Convertible Note between the Company and Tri-Bridge Ventures, LLC dated January 24, 2018 (previously filed with Form 10 on June 8, 2020)
10.3	Convertible Note between the Company and Tri-Bridge Ventures, LLC dated February 16, 2018 (previously filed with Form 10 on June 8, 2020)
10.4	Convertible Note between the Company and Valvasone Trust dated June 3 2018 (previously filed with Form 10 on June 8, 2020)
10.5	Convertible Note between the Company and Jody A. DellaDonna dated June 29, 2018 (previously filed with Form 10 on June 8, 2020)
10.6	Convertible Note between the Company and Around the Clock Partners, LP dated July 27, 2018 (previously filed with Form 10 on June 8, 2020)
10.7	Indemnification Agreement between the Company and Jimmy Wayne Anderson dated January 25, 2018 (previously filed with Form 10 on June 8, 2020)
10.8	Consulting Agreement between Global Technologies, Ltd and Sylios Corp dated August 22, 2019 (previously filed with Form 10 on June 8, 2020)
10.9	Securities Purchase Agreement between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.10	Convertible Promissory Note between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.11	Common Stock Purchase Warrant Agreement between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.12	TCBM, LLC Purchase and Sale Agreement dated November 30, 2019 (previously filed with Form 10 on June 8, 2020)
10.13	Convertible Promissory Note between Global Technologies, Ltd and Jetco Holdings, LLC dated March 20, 2020 (previously filed with Form 10 on June 8, 2020)
10.14	Securities Purchase Agreement between Global Technologies, Ltd and Jetco Holdings, LLC dated March 20, 2020 (previously filed with Form 10 on June 8, 2020)
10.15	Consulting Agreement between Global Technologies, Ltd and Brian McFadden dated January 2, 2020 (previously filed with Form 10 on June 8, 2020)
10.16	Consulting Agreement between Global Technologies, Ltd and Timothy Cabrera dated January 2, 2020 (previously filed with Form 10 on June 8, 2020)
10.17	Asset Purchase Agreement between HMNRTH, LLC, TCBM Holdings, LLC and Edison Nation, Inc. and Scalematix, LLC dated March 11, 2020 (previously filed with Form 10 on June 8, 2020)
10.18	Quality Agreement between HMNRTH, LLC and Nutralife Biosciences dated September 23, 2019 (previously filed with Amendment No. 2 to Form 10 on August 10, 2020)
10.19	Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest (previously filed with Form 8-K on September 4, 2020)
10.20	Convertible Promissory Note between Global Technologies, Ltd. and Graphene Holdings, LLC dated September 3, 2020 (previously filed with Form 8-K on September 4, 2020)
10.21	Securities Purchase Agreement between Global Technologies, Ltd and Graphene Holdings, LLC dated September 9, 2020 (previously filed with Form 8-K on September 22, 2020)
10.22	Convertible Promissory Note between Global Technologies, Ltd and Graphene Holdings, LLC dated September 9, 2020 (previously filed with Form 8-K on September 22, 2020)
10.23*	Platform License Agreement between Markets on Main, LLC and Honey Badger Media, LLC dated November 5, 2020
21.1	Articles of Organization for Markets on Main, LLC dated April 2, 2020 (previously filed with Form 10 on June 8, 2020)
21.2	Certificate of Formation TCBM Holdings, LLC dated (previously filed with Form 10 on June 8, 2020)
21.3	Certificate of Formation of HMNRTH, LLC dated July 30, 2019 (previously filed with Form 10 on June 8, 2020)
21.4	Certificate of Formation of 911 Help Now, LLC dated February 2, 2018 (previously filed with Form 10 on June 8, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 18, 2020

GLOBAL TECHNOLOGIES, LTD.

By:	/s/ Jimmy Wayne Anderson
Jimmy Wayne Anderson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jimmy Wayne Anderson
Jimmy Wayne Anderson	President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	December 18, 2020

