Form 10-Q
period 2020-09-30
GLOBAL TECHNOLOGIES LTD
filed 2021-01-15
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-25668

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	GTLL	OTC Markets “PINK”

As of January 15, 2021, there were 14,785,683,162 shares of registrant’s Class A common stock outstanding.

GLOBAL TECHNOLOGIES, LTD

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

i

USE OF MARKET AND INDUSTRY DATA

This Quarterly Report on Form 10-Q includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Quarterly Report on Form 10-Q are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Quarterly Report on Form 10-Q or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Quarterly Report on Form 10-Q to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Quarterly Report on Form 10-Q.

Solely for convenience, we refer to trademarks in this Quarterly Report on Form 10-Q without the ® or the ™ or symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our own trademarks. Other service marks, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, if any, are the property of their respective owners, although for presentational convenience we may not use the ® or the ™ symbols to identify such trademarks.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Quarterly Report on Form 10-Q, the terms “Global Technologies” “we,” “us,” “our,” the “Company” and similar terms refer to Global Technologies, Ltd, a Delaware corporation, and all of our subsidiaries and affiliates.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2020 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plan;

●	Our ability to manage our expansion, growth and operating expenses;

●	Our ability to protect our brands and reputation;

●	Our ability to repay our debts;

●	Our ability to rely on third-party suppliers outside of the United States;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in a highly competitive and evolving industry;

●	Our ability to respond and adapt to changes in technology and customer behavior;

●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;

●	Risks related to the anticipated timing of the closing of any potential acquisitions; and

●	Risks related to the integration with regards to potential or completed acquisitions.

●	Various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 (“COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

This Quarterly Report on Form 10-Q also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Quarterly Report on Form 10-Q and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to preserve our expertise in consumer product development; that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms; that we may be unable to maintain or grow sources of revenue; that we may be unable maintain profitability; that we may be unable to attract and retain key personnel; or that we may not be able to effectively manage, or to increase, our relationships with customers; that we may have unexpected increases in costs and expenses. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

iii

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	June 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,439	$25
Accounts receivable	-	70,580
Loans receivable	104,812	104,812
Receivable, other	8,282	8,691
Total current assets	126,533	184,108
Property and equipment, less accumulated depreciation of $3,788 and $3,030	32,575	33,333
Investment in Global Clean Solutions, LLC	250,000	-
Goodwill	1,346,646	1,346,646
Total other assets	1,629,221	1,379,979
TOTAL ASSETS	$1,755,754	$1,564,087

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$516,229	$512,585
Accrued interest	92,453	75,510
Accrued director’s compensation	89,803	79,803
Notes payable-third parties	1,492,176	1,293,027
Loan payable, related party	7,755	525
Note payable-related party	124,800	124,800
Debt discounts-third parties	(412,200)	(453,608)
Derivative liability	1,809,710	1,420,455
Total current liabilities	3,720,726	3,053,097

TOTAL LIABILITIES	$3,720,726	$3,053,097

STOCKHOLDERS’ DEFICIENCY
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series K; 3 shares authorized, par value $0.01, as of September 30, 2020 and June 30, 2020, there are 3 and 3 shares outstanding, respectively	-	-
Series L; 500,000 shares authorized, par value $0.01, as of September 30, 2020 and June 30, 2020, there are 10 and 10 shares outstanding, respectively	-	-
Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of September 30, 2020 and June 30, 2020, there are 12,786,078,996 and 12,189,293,609 shares outstanding, respectively	1,278,608	1,218,929
Additional paid- in capital Class A common stock	158,039,583	158,069,422
Additional paid- in capital Class B common stock	-	-
Additional paid- in capital preferred stock	60,000	60,000
Common stock to be issued	110,000	100,000
Accumulated deficit	(161,453,163)	(160,937,361)
Total stockholders’ deficiency	(1,964,972)	(1,489,010)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,755,754	$1,564,087

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended September 30, 2020 and 2019

	2020	2019
Revenue earned
Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating Expenses
Officer and director compensation, including stock-based compensation of $10,000 and $10,000, respectively	20,000	20,000
Depreciation expense	758	-
Consulting services	-	60,000
Professional services	9,000	7,500
Selling, general and administrative	38,437	1,833

Total operating expenses	68,195	89,333

Loss from operations	(68,195)	(89,333)

Other expenses
Gain (loss) on derivative liability	(3,965)	(126,400)
Gain (loss) on issuance on notes payable	(115,290)	-
Interest expense	(16,943)	(3,615)
Amortization of debt discounts	(311,409)	(8,890)

Total other expenses	(447,607)	(138,905)

Loss before provision for income taxes	(515,802)	(228,238)

Provision for income taxes	-	-

Net loss	$(515,802)	$(228,238)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	12,242,347,830	12,189,293,609

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)

(UNAUDITED)

For the three months ended September 30, 2020 and 2019

	Series K Preferred		Series L Preferred				Common Stock to	Additional
	stock		stock		Common Stock		be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at July 1, 2020	3	$-	10	$-	12,189,293,609	$1,218,929	100,000	$158,129,422	$(160,937,361)	$(1,489,010)
Issuance of common stock to a noteholder in lieu of cash payment for fees in the amount of $29,839	-	-	-	-	596,785,387	59,679	-	(29,839)	-	29,840
Common stock for services	-	-	-	-	-	-	10,000	-	-	10,000
Net loss for the three months September 30, 2020	-	-	-	-	-	-	-	-	(515,802)	(515,802)
Balances at September 30, 2020	3	$-	10	$-	12,786,078,996	$1,278,608	110,000	$158,099,583	$(161,453,163)	$(1,964,972)

Balances at July 1, 2019	3	-	-	-	12,189,293,609	1,218,929	60,000	158,069,422	(160,386,420)	(1,038,065)
Common stock for services	-	-	-	-	-	-	10,000	-	-	10,000
Issuance of Series L preferred stock in satisfaction of compensation due for consulting fees	-	-	10	-	-	-	-	50,000	-	50,000
Issuance of Series K preferred stock in satisfaction of services rendered as an officer	3	-	-	-	-	-	-	10,000	-	10,000
Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	-	-	(228,238)	(228,238)
Balances at September 30, 2019	3	$-	10	$-	12,189,293,609	$1,218,929	70,000	$158,129,422	$(160,614,658)	$(1,196,307)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended September 30, 2020 and 2019

	September 30, 2020	September 30, 2019

OPERATING ACTIVITIES:
Net (loss)	$(515,802)	$(228,238)
Adjustment to reconcile net loss to net cash provided by operating activities:
Issuance of common stock for conversion fees	29,839	-
Common stock to be issued for director fees	10,000	10,000
Issuance of Series L Preferred stock for consulting services	-	50,000
Issuance of Series K Preferred stock for consulting services	-	10,000
Derivative liability loss (gain)	3,965	126,400
Loss on issuance of notes payable	115,290	-
Depreciation	758	-
Amortization of debt discounts	311,409	8,890
Changes in operating assets and liabilities:
Accounts receivable	70,580	-
Receivable, other	409	-
Accounts payable	3,643	3,869
Accrued interest	16,676	3,615
Accrued director’s compensation	10,000	10,000
Net cash provided (used) by operating activities	56,767	(5,464)

INVESTING ACTIVITIES:
Net cash provided (used) by investing activities	-	-

FINANCING ACTIVITIES:
Borrowings from loans payable-related parties	7,227	5,464
Repayments under note payable	(70,580)	-
Borrowings from notes payable	20,000	-
		-
Net cash (used in) provided by financing activities	(43,353)	5,464

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,414	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,439	$-

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Issuance of convertible note for acquisition of Global Clean Solutions, LLC membership units	$250,000	$-

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020 and 2019

(Unaudited)

NOTE A – ORGANIZATION

Overview

Global Technologies, Ltd. (hereinafter the “Company”, “Our”, “We”, or “Us”) is a publicly quoted company that was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd. Our principal executive offices are located at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and our telephone number is (727) 482-1505. Our website address is www.globaltechnologiesltd.info. The information contained on, or that can be accessed through, our website is not a part of this Registration Statement. We have included our website address in this Registration Statement solely as an inactive textual reference.

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

On November 30, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) for the purchase of TCBM Holdings, LLC (“TCBM”). Under the terms of the Agreement, the Company issued a Convertible Promissory Note (the “Note”) in the amount of $2,000,000 to Jetco Holdings, LLC for the purchase of all issued and outstanding membership units of TCBM and its subsidiaries, HMNRTH, LLC and 911 Help Now, LLC.

On March 11, 2020, the Company, through its two wholly owned subsidiaries, HMNRTH, LLC (the “Seller”) and TCBM Holdings, LLC (the “Owner”) (together Seller and Owner the “Selling Parties”) entered into an Asset Purchase Agreement (the “Agreement”) with Edison Nation, Inc. and its wholly owned subsidiary, Scalematix, LLC (together the “Buyer”), for the sale of certain assets in the health and wellness industry and related consumer products industry. Under the terms of the Agreement, Buyer was to remit $70,850 via wire transfer at Closing and issue to a representative of the Selling Parties Two Hundred Thirty-Eight Thousand Seven Hundred and Fifty (238,750) shares of restricted common stock. In addition, the Selling Parties shall have the right to additional earn out compensation based upon the following metrics: (i) at such time as the purchased assets achieve cumulative revenue of $2,500,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock; and (ii) at such time as the purchased assets achieve cumulative revenue of $5,000,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock. The Closing of the transaction occurred on March 11, 2020. As of the date of this filing, the Company has received the 238,750 shares of restricted common stock valued at $477,500 and cash compensation of $70,850 due under the terms of the Agreement. The shares were subsequently transferred to the principal of Jetco Holdings, LLC as payment against the November 30, 2019 Convertible Promissory Note issued by the Company. Please see NOTE F - NOTES PAYABLE, THIRD PARTIES for further information.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020 and 2019

(Unaudited)

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

Investment:

About Global Clean Solutions, LLC

Global Clean Solutions was founded as a special purpose entity in the Personal Protective Equipment Industry during the initial stages of the pandemic in 2020. Its management set out with a simple mission; deliver customers PPE while removing the panic from the pandemic. Global Clean Solutions has created a solid and repeatable foundation and is able to satisfy the needs of both government municipalities and corporations that many companies have tried, and few have succeeded.

●	Direct to factory relationships
●	Proprietary hand sanitizer ready to ship
●	Funding programs available
●	Government contract expertise
●	Overseas production capabilities
●	Distribution centers in CA and FL

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

On August 22, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with Sylios Corp (the “Consultant”), an entity controlled by the Company’s President, Jimmy Wayne Anderson. Under the terms of the Agreement, the Consultant is to provide services related to acquisitions, mergers and certain day to day tasks of managing a public company. As compensation, the Company shall pay Consultant $50,000 through the issuance of ten (10) shares of the Company’s Series L Preferred Stock. The Company issued the shares of Series L Preferred Stock on September 2, 2019. The Agreement has a term of six (6) months or until the Consultant completes the services requested. The Agreement has continued past the six-month term and shall continue for the foreseeable future.

NOTE B – BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2020 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 as filed with the Securities and Exchange Commission on December 21, 2020. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2020, and updated, as necessary, in this Quarterly Report on Form 10-Q.

As used herein, the terms the “Company,” “Global Technologies” “we,” “us,” “our” and similar refer to Global Technologies, Ltd, a corporation that was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd.

As of September 30, 2020, Global Technologies had four wholly-owned subsidiaries: TCBM Holdings, LLC (“TCBM”), HMNRTH, LLC (“HMNRTH”), 911 Help Now, LLC (“911”) and Markets on Main, LLC (“MOM”).

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended June 30, 2020 filed with the Securities and Exchange Commission on December 21, 2020.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020 and 2019

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2020 and 2019, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Management believes that the accounts receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable – related party at September 30, 2020.

Concentrations of Risks

Concentration of Accounts Receivable –At September 30, 2020, the Company had no accounts receivable.

Concentration of Revenues – For the three months ended September 30, 2020, the Company had no revenue.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s CBD products.

Concentration of Loans Receivable – At September 30, 2020, one borrower accounted for 100% of the Company’s total loans receivable.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2020, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020 and 2019

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. Please see NOTE I - DERIVATIVE LIABILITY for further information.

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

Accounting for Investments - The Company accounts for investments based upon the type and nature of the investment and the availability of current information to determine its value. Investments in marketable securities in which there is a trading market will be valued at market value on the nearest trading date relative to the Company’s financial reporting requirements. Investments in which there is no trading market from which to obtain recent pricing and trading data for valuation purposes will be valued based upon management’s review of available financial information, disclosures related to the investment and recent valuations related to the investment’s fundraising efforts.

On September 03, 2020, the Company entered into a Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest in order to facilitate the transfer of 25 Membership Units (the “Units”), representing a twenty five percent ownership, issued by Global Clean Solutions, LLC (“Global”) and held in the name of Graphene Holdings, LLC (“Graphene”) to the Company. The Company reviews its investments for impairment on a quarterly basis. After reviewing the status of Global’s financial condition, the Company has determined that no impairment of its investment is necessary for the three months ended September 30, 2020. For the three months ended September 30, 2020, there were no similar transactions with third-parties and no downward or upward adjustments were appropriate during the quarter.

	09/03/2020	09/30/2020

Global Clean Solutions, LLC	$250,000	$250,000
Total investments	$250,000	$250,000

The above investment does not have a readily determinable fair value, as identified in ASC 321-10-35-2, and each investment is measured at cost less impairment. The Company monitors the investment for any changes in observable prices from orderly transactions.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020 and 2019

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Stock-Based Compensation

We account for share-based awards to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity”, wherein such awards are expensed over the period in which the related services are rendered.

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the three months ended September 30, 2020 and 2019, the Company excluded 24,631,204,762 and 8,417,500,000, respectively, shares relating to convertible notes payable to third parties (Please see NOTE G - NOTES PAYABLE, THIRD PARTIES for further information).

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020 and 2019

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Intangible Assets

Intangible assets are stated at the lesser of cost or fair value less accumulated amortization. Please see NOTE D – ACQUISITION OF TCBM HOLDINGS, LLC for further information.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020 and 2019

(Unaudited)

NOTE D – ACQUISITION OF TCBM HOLDINGS, LLC

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

Details regarding the book values and fair values of the net assets acquired are as follows:

	Book Value	Fair Value	Difference
	(Unaudited)	(Unaudited)	(Unaudited)
Cash	$546,411	$546,411	$-
Inventory	70,580	70,580	-
Property and Equipment	36,363	36,363	-
Total	$653,354	$653,354	$-

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

Assets acquired	As of November 30, 2019

Cash	$546,411
Inventory (i)	70,580
Property, plant and equipment (ii)	36,363
653,354
Goodwill (iii)	1,346,646
Total purchase price	$2,000,000

(i)	Inventories acquired were sold on March 11, 2020
(ii)	Property, plant and equipment acquired includes computers, software and other office equipment.
(iii)	Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from November 30, 2019 through September 30, 2020 were as follows:

Balance as of November 30, 2019	$1,346,646
Additions and adjustments	-
Balance as of September 30, 2020	$1,346,646

NOTE E - PROPERTY AND EQUIPMENT

	09/30/2020	06/30/2020

Property and Equipment	$36,363	$36,363
Less: accumulated depreciation	(3,788)	(3,030)
Total	$32,575	$33,333

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the three months ended September 30, 2020 and 2019 was $758 and $-, respectively.

NOTE F – ACCRUED OFFICER AND DIRECTOR COMPENSATION

Accrued officer and director compensation is due to Wayne Anderson, the sole officer and director of the Company, and consists of:

	09/30/2020	06/30/2020

Pursuant to January 26, 2018 Board of Directors Service Agreement	$89,803	$79,803
Total	$89,803	$79,803

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020 and 2019

(Unaudited)

NOTE F – ACCRUED OFFICER AND DIRECTOR COMPENSATION (cont’d)

For the three months ended September 30, 2020 and year ended June 30, 2020, the balance of accrued officer and director compensation changed as follows:

	Pursuant to Employment Agreements	Pursuant to Board of Directors Services Agreements	Total

Balances at June 30, 2019	-	39,803	39,803
Officer’s/director’s compensation for the year ended June 30, 2020 (not including stock-based compensation of $40,000 accrued as Stock to be Issued)	-	40,000	40,000
Balances at June 30, 2020	-	79,803	79,803
Officer’s/director’s compensation for the three months ended September 30, 2020 (not including stock-based compensation of $10,000 accrued as Stock to be Issued)	-	10,000	10,000
Balances at September 30, 2020	$-	$89,803	$89,803

(i)	As of September 30, 2020 and June 30, 2020, total shares of common stock accrued as “Stock to be Issued” to Mr. Anderson as per the terms of the Board of Director’s Services Agreement is 110,000 and 100,000, respectively.

NOTE G – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	September 30, 2020	June 30, 2020
	(Unaudited)
Convertible Promissory Note dated January 24, 2018 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 24, 2019, in technical default-less unamortized debt discount of $0 and $0 at September 30, 2020 and June 30, 2020, respectively (i)	$15,750	$15,750
Convertible Promissory Note dated February 16, 2018 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 16, 2019, in technical default-less unamortized debt discount of $0 and $0 at September 30, 2020 and June 30, 2020, respectively (ii)	8,000	8,000
Convertible Promissory Note dated June 3, 2018 payable to Valvasone Trust (“Valvasone”), interest at 5%, due June 3, 2019, in technical default-less unamortized debt discount of $0 and $0 at September 30, 2020 and June 30, 2020, respectively (iii)	91,900	91,900
Convertible Promissory Note dated June 29, 2018 payable to Jody A. DellaDonna (“JDD”), interest at 5%, due June 29, 2019, in technical default-less unamortized debt discount of $0 and $0 at September 30, 2020 and June 30, 2020, respectively (iv)	25,000	25,000
Convertible Promissory Note dated November 30, 2019 payable to Jetco Holdings, LLC (“Jetco”), interest at 3%, due November 30, 2020-less unamortized debt discount of $168,517 and $433,199 at September 30, 2020 and June 30, 2020, respectively (v)	882,009	688,177
Convertible Promissory Note dated December 17, 2019 payable to Armada Investment Fund, LLC (“Armada”), interest at 8%, due December 17, 2020-less unamortized debt discount of $2,253 and $5,998 at, September 30, 2020 and June 30, 2020, respectively (vi)	8,747	5,002
Convertible Promissory Note dated March 20, 2020 payable to Jetco Holdings, LLC (“Jetco”), interest at 3%, due March 20, 2021-less unamortized debt discount of $9,466 and $14,411 at, September 30, 2020 and June 30, 2020, respectively (vii)	10,534	5,589
Convertible Promissory Note dated September 3, 2020 payable to Graphene Holdings, LLC (“Graphene”), interest at 3%, due March 3, 2021-less unamortized debt discount of $213,115 and $0 at, September 30, 2020 and June 30, 2020, respectively (viii)	36,885	-
Convertible Promissory Note dated September 9, 2020 payable to Graphene Holdings, LLC (“Graphene”), interest at 3%, due March 9, 2021-less unamortized debt discount of $18,849 and $0 at, September 30, 2020 and June 30, 2020, respectively (ix)	1,151	-
Totals	$1,079,976	$839,418

(i)	On January 24, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC in the principal amount of $15,750. The Convertible Note was fully funded on January 24, 2018. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 24, 2019) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). If at any time, one or multiple times, during the Valuation Period the number of Estimated Shares delivered to Holder is less than the Notice Shares, the company must immediately deliver enough shares equal to the difference. A Conversion Amount will not be considered fully converted until the end of the Valuation Period for that Conversion Amount. “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities The Convertible Note has a term of one (1) year and bears interest at 10% annually. As of September 30, 2020, $15,750 principal plus $4,229 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020 and 2019

(Unaudited)

NOTE G – NOTES PAYABLE, THIRD PARTIES (cont’d)

(ii)	On February 16, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC in the principal amount of $8,000. The Convertible Note was fully funded on February 16, 2018. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 16, 2019) at the option of the holder at the Variable Conversion Price, which shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice, and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note has a term of one (1) year and bears interest at 10% annually. As of September 30, 2020, $8,000 principal plus $2,094 interest were due.

(iii)	On June 3, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Valvasone Trust in the principal amount of $91.900. The Convertible Note was issued for compensation due for consulting services. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (June 3, 2019) at the option of the holder at the conversion price which shall be equal to the lower of: (a) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note or (b) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the Effective Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. As of September 30, 2020, $91,900 principal plus $19,672 interest were due.

(iv)	On June 29, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Jody A. DellaDonna in the principal amount of $25,000. The Convertible Note was issued for compensation due for consulting services. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (June 29, 2019) at the option of the holder at the conversion price which shall be equal to the lower of: (a) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note or (b) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the Effective Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. As of September 30, 2020, $25,000 principal plus $5,141 interest were due.

(v)	On November 30, 2019, the Company executed a Convertible Note (the “Convertible Note”) payable to Jetco Holdings, LLC in the principal amount of $2,000,000. The Convertible Note was Issued as part of the Purchase and Sale Agreement for the acquisition of TCBM Holdings, LLC. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (November 30, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. As of September 30, 2020, $1,050,526 principal plus $35,267 interest were due.

(vi)

On December 17, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Armada Capital Partners, LLC (“Armada”) wherein the Company issued Armada a Convertible Promissory Note (the “Convertible Note”) in the amount of $11,000 ($1,000 OID). The Convertible Note has a term of one (1) year (due on December 17, 2020) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 20, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 60% multiplied by the Market Price (as defined herein)(representing a discount rate of 40%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. As part and parcel of the foregoing transaction, Armada was issued a warrant granting the holder the right to purchase up to 560,800 shares of the Company’s common stock at an exercise price of $0.024 for a term of 5-years. The transaction closed on December 17, 2019. In addition, 10,000,000 shares of the Company’s common stock have been reserved at Pacific Stock Transfer Corporation for possible issuance upon the conversion of the Note into shares of our common stock. As of September 30, 2020, $11,000 principal plus $692 interest were due.

(vii)	On March 20, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Jetco Holdings, LLC in the principal amount of $20,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 20, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. As of September 30, 2020, $20,000 principal plus $318 interest were due.

(viii)	On September 3, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Graphene Holdings, LLC in the principal amount of $250,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 3, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. As of September 30, 2020, $250,000 principal plus $555 interest were due.

(ix)	On September 9, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Graphene Holdings, LLC in the principal amount of $20,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 9, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. As of September 30, 2020, $20,000 principal plus $21 interest were due.

NOTE H - NOTE PAYABLE, RELATED PARTY

Notes payable to related parties consist of:

	September 30, 2020	June 30, 2020

Unsecured Convertible Promissory Notes dated July 27, 2018, payable to Around the Clock Partners, LP (entity controlled by Wayne Anderson), interest at 5%, due July 27, 2019, in technical default- less unamortized debt discount of $0 and $8,890 at September 30, 2020 and June 30, 2020, respectively (i)	$124,800	$124,800
Total	$124,800	$124,800

(i)	On July 27, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Around the Clock Partners, LP in the principal amount of $124,800. The Convertible Note was issued for compensation due for consulting services. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (July 27, 2019) at the option of the holder at the conversion price which shall be equal to the lower of: (a) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note or (b) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the Effective Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. As of September 30, 2020, $124,800 principal plus $24,471 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020 and 2019

(Unaudited)

NOTE I - DERIVATIVE LIABILITY

The derivative liability at September 30, 2020 and June 30, 2020 consisted of:

	September 30, 2020	June 30, 2020

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	$215,586	$213,993
Convertible Promissory Note payable to Valvasone Trust. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	165,244	150,619
Convertible Promissory Notes payable to Jody A. DellaDonna. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	44,952	40,974
Convertible Promissory Note payable to Around the Clock Partners, LP. Please see NOTE G – NOTES PAYABLE, RELATED PARTIES for further information	224,401	204,540
Convertible Promissory Notes payable to Jetco Holdings, LLC. Please see NOTE G – NOTES PAYABLE, THIRD PARTIES for further information	917,274	800,452
Convertible Promissory Note payable to Armada Investment Fund, LLC. Please see NOTE G – NOTES PAYABLE, THIRD PARTIES for further information	11,640	9,877
Convertible Promissory Notes payable to Graphene Holdings, LLC. Please see NOTE G – NOTES PAYABLE, THIRD PARTIES for further information	230,613	-
Total derivative liability	$1,809,710	$1,420,455

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

The fair value of the derivative liability was measured at the respective issuance dates and at September 30, 2020, and June 30, 2020 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at September 30, 2020 were (1) stock price of $0.0001 per share, (2) conversion prices ranging from $0.00001 to $0.00007 per share, (3) term of 5 to 6 months, (4) expected volatility of 128.37% to 139.74%, and (5) risk free interest rate of 0.18%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2020 were (1) stock price of $0.0001 per share, (2) conversion prices ranging from $0.00001 to $0.00007 per share, (3) term of 6 months to 1 year, (4) expected volatility of 113.19% and 139.74%, and (5) risk free interest rate of 0.16%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at June 30, 2020	$1,420,455
Additions	385,290
Gain	3,965
Balance at September 30, 2020	$1,809,710

NOTE J - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. At September 30, 2020 and June 30, 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At September 30, 2020 and June 30, 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020 and 2019

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At September 30, 2020 and June 30, 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At September 30, 2020 and June 30, 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At September 30, 2020 and June 30, 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. At September 30, 2020 and June 30, 2020, the Company had 3 and 3 shares issued and outstanding, respectively.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020 and 2019

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

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

Series L Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series L Preferred Stock, par value $0.01. The designation of the new Series L Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue five hundred thousand (500,000) shares of the Series L Preferred Stock. At September 30, 2020 and June 30, 2020, the Company had 10 and 10 shares issued and outstanding, respectively.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020 and 2019

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020 and 2019

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020 and 2019

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020 and 2019

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

At September 30, 2020 and June 30, 2020, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At September 30, 2020 and June 30, 2020, the Company has 12,786,078,996 and 12,189,293,609 shares issued and outstanding, respectively. At September 30, 2020 and June 30, 2020, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At September 30, 2020 and June 30, 2020, the Company has 0 and 0 shares issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the three months ended September 30, 2020 and year ended June 30, 2020, the Company issued and/or sold the following unregistered securities:

Common Stock:

Three months ended September 30, 2020

On September 22, 2020, the Company issued 596,785,387 shares of restricted common stock with a fair market value of $59,679 to a noteholder for $29,839 in penalties against the note dated January 24, 2018.

Fiscal year ended June 30, 2020

None

Preferred Stock:

Three months ended September 30, 2020

None

Fiscal year ended June 30, 2020

On August 2, 2019, the Company issued three (3) shares of its Series K Super Voting Preferred Stock to its sole officer and director, Jimmy Wayne Anderson.

On September 2, 2019, the Company issued ten (10) shares of its Series L Preferred Stock to Sylios Corp, an entity controlled by the Company’s sole officer and director.

Warrants and Options:

On December 17, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Armada Capital Partners, LLC (“Armada”) wherein the Company issued Armada a Convertible Promissory Note (the “Note”) in the amount of $11,000 ($1,000 OID). The Note has a term of one (1) year (due on December 17, 2020) and bears interest at 8% annually. As part and parcel of the foregoing transaction, Armada was issued a warrant granting the holder the right to purchase up to 560,800 shares of the Company’s common stock at an exercise price of $0.024 for a term of 5-years. The transaction closed on December 17, 2019. Please see NOTE G - NOTES PAYABLE, THIRD PARTIES for further information.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020 and 2019

(Unaudited)

NOTE K - COMMITMENTS AND CONTINGENCIES

Occupancy

Currently, the Company shares office space with Sylios Corp at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and is not required to reimburse Sylios Corp for monthly rent. The Company anticipates that this relationship will change with the additional employees and it will be required to enter into a lease for a separate office space.

Employment and Director Agreements

On January 26, 2018, the Company executed a new Board of Directors Service Agreement with Jimmy Wayne Anderson. Under the terms of the Agreement, commencing the first calendar quarter of 2018 the Company is to pay Mr. Anderson $10,000 per quarter for which Mr. Anderson serves on the Board of Directors. In addition to cash compensation, the Company is to issue Mr. Anderson the equivalent of $10,000 of the Company’s common stock on the last calendar day of each quarter. The calculation for the number of shares to be issued to Mr. Anderson shall be as follows: $10,000/(Closing stock price on the last trading day of each quarter x .80). Please see NOTE F – ACCRUED OFFICER AND DIRECTOR COMPENSATION for further information.

Consulting Agreements

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

On August 22, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with Sylios Corp (the “Consultant”), an entity controlled by the Company’s President, Jimmy Wayne Anderson. Under the terms of the Agreement, the Consultant is to provide services related to acquisitions, mergers and certain day to day tasks of managing a public company. As compensation, the Company shall pay Consultant $50,000 through the issuance of ten (10) shares of the Company’s Series L Preferred Stock. The Company issued the shares of Series L Preferred Stock on September 2, 2019. The Agreement has a term of six (6) months or until the Consultant completes the services requested. The Agreement has continued past the six-month term and shall continue for the foreseeable future.

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of September 30, 2020, we had an accumulated deficit of $161,453,163. For the three months ended September 30, 2020, we had cash used from operating activities of $2,644. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020 and 2019

(Unaudited)

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

On November 25, 2020, the Company issued 637,526,342 shares of restricted common stock with a fair market value of $63,753 to a noteholder for $31,876 in penalties against the note dated January 24, 2018.

On December 13, 2020, the Company issued 669,338,906 shares of restricted common stock with a fair market value of $200,802 to a noteholder for $33,467 in penalties against the note dated January 24, 2018.

On December 22, 2020, the Company issued 702,738,918 shares of restricted common stock with a fair market value of $281,096 to a noteholder for $35,137 in penalties against the note dated January 24, 2018.

On December 28, 2020, the Company, through its wholly owned subsidiary TCBM Holdings, LLC, entered into an Amendment to Management Agreement (the “Amendment”) by and between Vinco Ventures, Inc. (f/k/a Edison Nation, Inc.) and Scalematix, LLC (together, the “Company”), TCBM Holdings, LLC and Graphene Holdings, LLC. Under the terms of the Amendment, TCBM Holdings, LLC agreed to transfer all benefits and obligations under the Management Agreement dated August 12, 2019 to Graphene Holdings, LLC and its owner Timothy Cabrera in consideration for the reduction of outstanding principal in the amount of $400,000 against the Convertible Promissory Note issued to Jetco Holdings, LLC on November 3, 2019 by Global Technologies, Ltd, the parent of TCBM Holdings, LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, and in our subsequent filings with the SEC, and include, among others, the following: marijuana is illegal under federal law, the marijuana industry is subject to strong competition, our business is dependent on laws pertaining to the marijuana industry, the marijuana industry is subject to government regulation, our business model depends on the availability of private funding, we will be subject to general real estate risks, if debt payments to note holder are not made we could lose our investment in our real estate properties, terms and deployment of capital. The terms “Global Technologies, Ltd “Global Technologies,” “Global,” “we,” “us,” “our,” and the “Company” refer to Global Technologies, Ltd., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

Company Overview

Global Technologies, Ltd. (hereinafter the “Company”, “Our”, “We”, or “Us”) is a publicly quoted company that was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd. Our principal executive offices are located at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and our telephone number is (727) 482-1505. Our website address is www.globaltechnologiesltd.info. The information contained on, or that can be accessed through, our website is not a part of this Registration Statement. We have included our website address in this Registration Statement solely as an inactive textual reference.

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

On November 30, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) for the purchase of TCBM Holdings, LLC (“TCBM”) and its two wholly owned subsidiaries, HMNRTH, LLC and 911 Help Now, LLC. Under the terms of the Agreement, the Company issued a Convertible Promissory Note (the “Note”) in the amount of $2,000,000 to Jetco Holdings, LLC for the purchase of all issued and outstanding membership units of TCBM and its subsidiaries. Please see NOTE M - SUBSEQUENT EVENTS for further information.

On March 11, 2020, the Company, through its two wholly owned subsidiaries, HMNRTH, LLC (the “Seller”) and TCBM Holdings, LLC (the “Owner”) (together Seller and Owner the “Selling Parties”) entered into an Asset Purchase Agreement (the “Agreement”) with Edison Nation, Inc. and its wholly owned subsidiary, Scalematix, LLC (together the “Buyer”), for the sale of certain assets in the health and wellness industry and related consumer products industry. Under the terms of the Agreement, Buyer was to remit $70,850 via wire transfer at Closing and issue to a representative of the Selling Parties Two Hundred Thirty-Eight Thousand Seven Hundred and Fifty (238,750) shares of restricted common stock. In addition, the Selling Parties shall have the right to additional earn out compensation based upon the following metrics: (i) at such time as the purchased assets achieve cumulative revenue of $2,500,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock; and (ii) at such time as the purchased assets achieve cumulative revenue of $5,000,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock. The Closing of the transaction occurred on March 11, 2020. As of the date of this filing, the Company has received the 238,750 shares of restricted common stock valued at $477,500 and cash compensation of $70,850 due under the terms of the Agreement. The shares were subsequently transferred to the principal of Jetco Holdings, LLC as payment against the November 30, 2019 Convertible Promissory Note issued by the Company. Please see NOTE F - NOTES PAYABLE, THIRD PARTIES for further information.

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

On December 28, 2020, the Company, through its wholly owned subsidiary TCBM Holdings, LLC, entered into an Amendment to Management Agreement (the “Amendment”) by and between Vinco Ventures, Inc. (f/k/a Edison Nation, Inc.) and Scalematix, LLC (together, the “Company”), TCBM Holdings, LLC and Graphene Holdings, LLC. Under the terms of the Amendment, TCBM Holdings, LLC agreed to transfer all benefits and obligations under the Management Agreement dated August 12, 2019 to Graphene Holdings, LLC and its owner Timothy Cabrera in consideration for the reduction of outstanding principal in the amount of $400,000 against the Convertible Promissory Note issued to Jetco Holdings, LLC on November 3, 2019 by Global Technologies, Ltd, the parent of TCBM Holdings, LLC.

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

On November 30, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) for the purchase of TCBM Holdings, LLC (“TCBM”) and its two wholly owned subsidiaries, HMNRTH, LLC and 911 Help Now, LLC. Under the terms of the Agreement, the Company issued a Convertible Promissory Note (the “Note”) in the amount of $2,000,000 to Jetco Holdings, LLC for the purchase of all issued and outstanding membership units of TCBM and its subsidiaries.

Global Clean Solutions, LLC Acquisition

Global Clean Solutions was founded as a special purpose entity in the Personal Protective Equipment Industry during the initial stages of the pandemic in 2020. Its management set out with a simple mission; deliver customers PPE while removing the panic from the pandemic. Global Clean Solutions has created a solid and repeatable foundation and is able to satisfy the needs of both government municipalities and corporations that many companies have tried, and few have succeeded.

●	Direct to factory relationships
●	Proprietary hand sanitizer ready to ship
●	Funding programs available
●	Government contract expertise
●	Overseas production capabilities
●	Distribution centers in CA and FL

COVID-19

COVID-19 has caused and continues to cause significant loss of life and disruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease, and through business and transportation shutdowns and restrictions on people’s movement and congregation.

As a result of the pandemic, we have experienced, and continue to experience, weakened demand for our products. Many of our customers have been unable to sell our products in their stores due to government-mandated closures and have deferred or significantly reduced orders for our products. We expect these trends to continue until such closures are significantly curtailed or lifted. In addition, the pandemic has reduced foot traffic in the stores where our products are sold that remain open, and the global economic impact of the pandemic has temporarily reduced consumer demand for our products as they focus on purchasing essential goods.

Given these factors, the Company anticipates that the greatest impact from the COVID-19 pandemic in 2020 will occur in the second quarter of 2020 and will result in a significant net sales decline.

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

We have taken actions to protect our employees in response to the pandemic, including closing our corporate offices and requiring our office employees to work from home. At our grow facilities, certain practices are in effect to safeguard workers, including a staggered work schedule, and we are continuing to monitor direction from local and national governments carefully.

As a result of the impact of COVID-19 on our financial results, and the anticipated future impact of the pandemic, we have implemented cost control measures and cash management actions, including:

● Furloughing a significant portion of our employees; and

● Implementing 20% salary reductions across our executive team and other members of upper level management; and

● Executing reductions in operating expenses, planned inventory levels and non-product development capital expenditures; and

● Proactively managing working capital, including reducing incoming inventory to align with anticipated sales.

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended September 30, 2020.

Please see our Annual Report on Form 10-K for the year ended June 30, 2020 filed on December 18, 2020, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Components of our Results of Operations

Revenues

We sell consumer products either wholesale or direct to consumer through the Company’s ecommerce sites. In addition, we generate revenue through the logistics services we offer through our wholly owned subsidiary, Market on Main.

Cost of Revenues

Our cost of revenues includes inventory costs, materials and supplies costs, internal labor costs and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Interest Expense, Net

Interest expense includes the cost of our borrowings under our debt arrangements.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table sets forth information comparing the components of net (loss) income for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Period over Period Change
	2020	2019	$	%
Revenues, net	$-	$-	$-	-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
Selling, general and administrative	38,437	1,833	36,604	1,997.00%
Other operating expenses	29,758	87,500	(57,742)	-209.97%
Operating loss	(68,195)	(89,333)	(21,138)	-23.66%

Other (expense) income:
Gain (loss) on derivative liability	(3,965)	(126,400)	(122,435)	-96.86%
Gain (loss) on issuance of notes payable	(115,290)	-	115,290	100%
Amortization of debt discounts	(311,409)	(8,890)	302,519	3,402.91%
Interest expense	(16,943)	(3,615)	13,328	368.69%
Total other expenses	(447,607)	(138,905)	308,702	222.24%
Loss before income taxes	(515,802)	(228,238)	287,564	125.99%
Income tax expense	-	-	-	-
Net loss	(515,802)	(228,238)	287,564	125.99%

Revenue

There were no revenues generated for the three months ended September 30, 2020 or for the three months ended September 30, 2019.

Cost of Revenues

For the three months ended September 30, 2020 and 2019, cost of revenues was $- and $-, respectively.

Gross Profit

For the three months ended September 30, 2020 and 2019, gross profit was $- and $-, respectively.

Operating Expenses

Selling, general and administrative expenses were $38,437 and $1,833 for the three months ended September 30, 2020 and 2019, respectively, representing an increase of $36,604, or 1,997%. The Company’s selling, general and administrative expenses increased due to the initiated operations of the Company’s subsidiary, Market on Main, LLC.

Other Expenses

Other expenses were $447,607 and $138,905 for the three months ended September 30, 2020 and 2019, respectively, representing an increase of $308,702, or 222.24%. The other expenses for the three months ended September 30, 2020 included amortization of debt discounts of $311,409, interest expense of $16,943, loss on derivative liability of $3,965 and loss on issuance of notes payable of $115,290.

Income tax expense

There was no income tax expense for the three months ended September 30, 2020 and September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, the Company had $13,439 in cash. We had cash provided in operating activities of $56,767 for the three, months ended September 30, 2020, compared to cash used in operating activities of $5,464 for the three months ended September 30, 2019.

We had cash provided by investing activities of $- and $- for the three months ended September 30, 2020 and 2019, respectively

We had cash (used in) provided by financing activities of $(43,353) and $5,464 for the three months ended September 30, 2020 and 2019, respectively, of which $20,000 was from borrowings from a note payable and repayment of a note payable in the amount of $70,580 during the three months ended September 30, 2020.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

We do not consider our business to be seasonal.

Commitments and Contingencies

We are subject to the legal proceedings described in “Part II, Item 1. Legal Proceedings” of this report. There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended September 30, 2020 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective.

Due to resource constraints, material weaknesses are evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission, which is due to the lack of resources and segregation of duties. We lack sufficient personnel with the appropriate level of knowledge, experience and training in GAAP to meet the demands for a public company, including the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In addition, the Company has not established an audit committee, does not have any independent outside directors on the Company’s Board of Directors, and lacks documentation of its internal control processes.

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. I addition to the estimated loss, the liability includes probable and estimable legal cost associated with the claim or potential claim. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company business. There is no pending litigation involving the Company at this time.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

Issuance of common stock – Three months ended September 30, 2020

On September 22, 2020, the Company issued 596,785,387 shares of restricted common stock with a fair market value of $59,679 to a noteholder for $29,839 in penalties against the note dated January 24, 2018.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit	Description

3.1	Articles of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.2	Amended and Restated Certificate of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.3	Certificate of Designation, Rights, Preferences and Limitations of Series A 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.4	Certificate of Designation, Rights, Preferences and Limitations of Series B 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.5	Certificate of Merger of Interactive Flight Technologies, Inc. into Global Technologies, Ltd (previously filed with Form 10 on June 8, 2020)
3.6	Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.7	Certificate of Designation, Rights, Preferences and Limitations of Series D Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.8	Certificate of Designation, Rights, Preferences and Limitations of Series E 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.9	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (previously filed with Form 10 on June 8, 2020)
3.10	Foreign Profit Corporation Articles of Continuance filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.11	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.12	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.13	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Delaware (previously filed with Amendment No. 1 to Form 10 on July 24, 2020)
3.14	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Delaware (previously filed with Form 10 on June 8, 2020)
4.1	Specimen Certificate common stock (previously filed with Form 10 on June 8, 2020)
10.1	Board of Directors Services Agreement with Jimmy Wayne Anderson dated January 26, 2018 (previously filed with Form 10 on June 8, 2020)
10.2	Convertible Note between the Company and Tri-Bridge Ventures, LLC dated January 24, 2018 (previously filed with Form 10 on June 8, 2020)
10.3	Convertible Note between the Company and Tri-Bridge Ventures, LLC dated February 16, 2018 (previously filed with Form 10 on June 8, 2020)
10.4	Convertible Note between the Company and Valvasone Trust dated June 3 2018 (previously filed with Form 10 on June 8, 2020)
10.5	Convertible Note between the Company and Jody A. DellaDonna dated June 29, 2018 (previously filed with Form 10 on June 8, 2020)
10.6	Convertible Note between the Company and Around the Clock Partners, LP dated July 27, 2018 (previously filed with Form 10 on June 8, 2020)
10.7	Indemnification Agreement between the Company and Jimmy Wayne Anderson dated January 25, 2018 (previously filed with Form 10 on June 8, 2020)
10.8	Consulting Agreement between Global Technologies, Ltd and Sylios Corp dated August 22, 2019 (previously filed with Form 10 on June 8, 2020)
10.9	Securities Purchase Agreement between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.10	Convertible Promissory Note between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.11	Common Stock Purchase Warrant Agreement between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.12	TCBM, LLC Purchase and Sale Agreement dated November 30, 2019 (previously filed with Form 10 on June 8, 2020)
10.13	Convertible Promissory Note between Global Technologies, Ltd and Jetco Holdings, LLC dated March 20, 2020 (previously filed with Form 10 on June 8, 2020)
10.14	Securities Purchase Agreement between Global Technologies, Ltd and Jetco Holdings, LLC dated March 20, 2020 (previously filed with Form 10 on June 8, 2020)
10.15	Consulting Agreement between Global Technologies, Ltd and Brian McFadden dated January 2, 2020 (previously filed with Form 10 on June 8, 2020)
10.16	Consulting Agreement between Global Technologies, Ltd and Timothy Cabrera dated January 2, 2020 (previously filed with Form 10 on June 8, 2020)
10.17	Asset Purchase Agreement between HMNRTH, LLC, TCBM Holdings, LLC and Edison Nation, Inc. and Scalematix, LLC dated March 11, 2020 (previously filed with Form 10 on June 8, 2020)
10.18	Quality Agreement between HMNRTH, LLC and Nutralife Biosciences dated September 23, 2019 (previously filed with Amendment No. 2 to Form 10 on August 10, 2020)
10.19	Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest (previously filed with Form 8-K on September 4, 2020)
10.20	Convertible Promissory Note between Global Technologies, Ltd. and Graphene Holdings, LLC dated September 3, 2020 (previously filed with Form 8-K on September 4, 2020)
10.21	Securities Purchase Agreement between Global Technologies, Ltd and Graphene Holdings, LLC dated September 9, 2020 (previously filed with Form 8-K on September 22, 2020)
10.22	Convertible Promissory Note between Global Technologies, Ltd and Graphene Holdings, LLC dated September 9, 2020 (previously filed with Form 8-K on September 22, 2020)
10.23	Platform License Agreement between Markets on Main, LLC and Honey Badger Media, LLC dated November 5, 2020 (previously filed with Form 10-K on December 18, 2020)
10.24	Amendment to Management Agreement dated December 28, 2020 (previously filed with Form 8-K on January 7, 2021)
21.1	Articles of Organization for Markets on Main, LLC dated April 2, 2020 (previously filed with Form 10 on June 8, 2020)
21.2	Certificate of Formation TCBM Holdings, LLC dated (previously filed with Form 10 on June 8, 2020)
21.3	Certificate of Formation of HMNRTH, LLC dated July 30, 2019 (previously filed with Form 10 on June 8, 2020)
21.4	Certificate of Formation of 911 Help Now, LLC dated February 2, 2018 (previously filed with Form 10 on June 8, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

*	Filed herewith
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TECHNOLOGIES, LTD

By:	/s/ Jimmy Wayne Anderson
Jimmy Wayne Anderson
President

Date:	January 15, 2021

