Form 10-Q
period 2020-12-31
GLOBAL TECHNOLOGIES LTD
filed 2021-02-16
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

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

As of February 16, 2021, there were 14,980,293,609 shares of registrant’s Class A common stock outstanding.

GLOBAL TECHNOLOGIES, LTD

FORM 10-Q

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended December 31, 2020 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

iii

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	June 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,175	$25
Accounts receivable	-	70,580
Loans receivable	-	104,812
Receivable, other	8,282	8,691
Total current assets	13,457	184,108
Property and equipment, less accumulated depreciation of $4,546 and $3,030	31,817	33,333
Investment in Global Clean Solutions, LLC	250,000	-
Goodwill	946,646	1,346,646
Total other assets	1,228,463	1,379,979
TOTAL ASSETS	$1,241,920	$1,564,087

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$512,178	$512,585
Accrued interest	166,914	75,510
Accrued director’s compensation	99,803	79,803
Notes payable-third parties	987,364	1,293,027
Loan payable, related party	7,888	525
Note payable-related party	124,800	124,800
Debt discounts-third parties	(101,430)	(453,608)
Derivative liability	20,310,378	1,420,455
Total current liabilities	22,107,895	3,053,097

TOTAL LIABILITIES	$22,107,895	$3,053,097

STOCKHOLDERS’ DEFICIENCY
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series K; 3 shares authorized, par value $0.01, as of December 31, 2020 and June 30, 2020, there are 3 and 3 shares outstanding, respectively	-	-
Series L; 500,000 shares authorized, par value $0.01, as of December 31, 2020 and June 30, 2020, there are 10 and 10 shares outstanding, respectively	-	-
Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of December 31, 2020 and June 30, 2020, there are 14,795,683,162 and 12,189,293,609 shares outstanding, respectively	1,479,568	1,218,929
Additional paid- in capital Class A common stock	157,939,103	158,069,422
Additional paid- in capital Class B common stock	-	-
Additional paid- in capital preferred stock	60,000	60,000
Common stock to be issued	120,000	100,000
Accumulated deficit	(180,464,646)	(160,937,361)
Total stockholders’ deficiency	(20,865,975)	(1,489,010)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,241,920	$1,564,087

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three and six months ended December 31, 2020 and 2019

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2020	2019	2020	2019
Revenue earned
Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating Expenses
Officer and director compensation, including stock-based compensation of $10,000, $10,000, $20,000 and $20,000, respectively	20,000	20,000	40,000	40,000
Salaries	-	-	-	30,000
Depreciation expense	758	-	1,516	-
Consulting services	-	-	-	50,000
Professional services	10,750	4,500	19,750	12,000
Selling, general and administrative	106,273	36,607	144,710	18,440

Total operating expenses	137,781	61,107	205,976	150,440

Loss from operations	(137,781)	(61,107)	(205,976)	(150,440)

Other income (expenses)
Investment income from Global Clean Solutions, LLC	12,197	-	12,197	-
Interest income	-	647	-	647
Gain (loss) on derivative liability	(18,500,668)	(884,366)	(18,504,633)	(1,010,766)
Gain (loss) on issuance on notes payable	-	-	(115,290)	-
Interest expense	(74,461)	(9,133)	(91,404)	(12,748)
Amortization of debt discounts	(310,770)	(161,395)	(622,179)	(170,285)

Total other expenses	(18,873,702)	(1,054,247)	(19,621,309)	(1,193,152)

Loss before provision for income taxes	(19,011,483)	(1,115,354)	(19,527,285)	(1,343,592)

Provision for income taxes	-	-	-	-

Net loss	$(19,011,483)	$(1,115,354)	$(19,527,285)	$(1,343,592)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	13,337,808,473	12,189,293,609	12,790,078,151	12,189,293,609

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)

(UNAUDITED)

For the three and six months ended December 31, 2020 and 2019

For the three months ended December 31, 2020 and 2019:

	Series K		Series L				Common Stock	Additional
	Preferred stock		Preferred stock		Common Stock		to be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at September 30, 2020	3	$-	10	$-	12,786,078,996	$1,278,608	110,000	$158,099,583	$(161,453,163)	$(1,964,972)
Issuance of common stock to a noteholder in lieu of cash payment for fees in the amount of $100,480	-	-	-	-	2,009,604,166	200,960	-	(100,480)	-	100,480
Common stock for services	-	-	-	-	-	-	10,000	-	-	10,000
Net loss for the three months December 31, 2020	-	-	-	-	-	-	-	-	(19,011,483)	(19,011,483)
Balances at December 31, 2020 (Unaudited)	3	$-	10	$-	14,795,683,162	$1,479,568	120,000	$157,999,103	$(180,464,646)	$(20,865,975)

Balances at September 30, 2019	3	-	10	-	12,189,293,609	1,218,929	70,000	158,129,422	(160,614,658)	(1,196,307)
Common stock for services	-	-	-	-	-	-	10,000	-	-	10,000
Net loss for the three months December 31, 2019	-	-	-	-	-	-	-	-	(1,115,354)	(1,115,354)
Balances at December 31, 2019 (Unaudited)	3	$-	10	$-	12,189,293,609	$1,218,929	80,000	$158,129,422	$(161,730,012)	$(2,301,661)

For the six months ended December 31, 2020 and 2019:

	Series K		Series L				Common Stock	Additional
	Preferred stock		Preferred stock		Common Stock		to be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at July 1, 2020	3	$-	10	$-	12,189,293,609	$1,218,929	100,000	$158,129,422	$(160,937,361)	$(1,489,010)
Issuance of common stock to a noteholder in lieu of cash payment for fees in the amount of $130,319	-	-	-	-	2,606,389,553	260,639	-	(130,320)	-	130,319
Common stock for services	-	-	-	-	-	-	20,000	-	-	20,000
Net loss for the six months December 31, 2020	-	-	-	-	-	-	-	-	(19,527,282)	(19,527,285)
Balances at December 31, 2020 (Unaudited)	3	$-	10	$-	14,795,683,162	$1,479,568	120,000	$157,999,103	$(180,464,646)	$(20,865,975)

Balances at July 1, 2019	3	-	-	-	12,189,293,609	1,218,929	60,000	158,069,422	(160,386,420)	(1,038,065)
Common stock for services	-	-	-	-	-	-	20,000	-	-	20,000
Issuance of Series L preferred stock in satisfaction of compensation due for consulting fees	-	-	10	-	-	-	-	50,000	-	50,000
Issuance of Series K preferred stock in satisfaction of services rendered as an officer	3	-	-	-	-	-	-	10,000	-	10,000
Net loss for the six months ended December 31, 2019	-	-	-	-	-	-	-	-	(1,343,592)	(1,343,592)
Balances at December 31, 2019 (Unaudited)	3	$-	10	$-	12,189,293,609	$1,218,929	80,000	$158,129,422	$(161,730,012)	$(2,301,661)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019

OPERATING ACTIVITIES:
Net (loss)	$(19,527,285)	$(1,343,592)
Adjustment to reconcile net loss to net cash provided by operating activities:
Issuance of common stock for conversion fees	130,319	-
Common stock to be issued for director fees	20,000	20,000
Issuance of Series L Preferred stock for consulting services	-	50,000
Issuance of Series K Preferred stock for consulting services	-	10,000
Derivative liability loss (gain)	18,504,633	1,010,766
Loss on issuance of notes payable	115,290	-
Depreciation	1,516	-
Amortization of debt discounts	622,179	170,285
Changes in operating assets and liabilities:
Accounts receivable	70,580	-
Loans receivable	104,812	-
Inventory	-	(70,580)
Receivable, other	409	-
Accounts payable	(407)	10,509
Accrued interest	91,404	12,749
Accrued director’s compensation	20,000	20,000
Net cash provided by operating activities	153,450	109,863

INVESTING ACTIVITIES:
Investment in subsidiaries	-	(1,346,646)
Purchase of equipment	-	(36,363)
Net cash provided (used) by investing activities	-	(1,383,009)

FINANCING ACTIVITIES:
Borrowings from loans payable-related parties	7,092	355
Issuance of note for acquisition	-	2,000,000
Repayments under notes payable	(195,392)	-
Borrowings from notes payable	40,000	11,000
Net cash (used in) provided by financing activities	(148,300)	2,011,355

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,150	518,483

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,175	$518,483

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Issuance of convertible note for acquisition of Global Clean Solutions, LLC membership units	$250,000	$-
Reduction of Jetco note in the amount per agreement applied to acquisition of subsidiaries	$400,000	$-

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2020 and 2019

(Unaudited)

NOTE A – ORGANIZATION

Overview

Global Technologies, Ltd. (hereinafter the “Company”, “Our”, “We”, or “Us”) is a publicly quoted company that was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd. Our principal executive offices are located at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and our telephone number is (727) 482-1505. Our website address is www.globaltechnologiesltd.info. We have included our website address in this quarterly report solely as an inactive textual reference.

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

On November 30, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) for the purchase of TCBM Holdings, LLC (“TCBM”). Under the terms of the Agreement, the Company issued a Convertible Promissory Note (the “Note”) in the amount of $2,000,000 to Jetco Holdings, LLC for the purchase of all issued and outstanding membership units of TCBM and its subsidiaries, HMNRTH, LLC and 911 Help Now, LLC. Please see NOTE G – NOTES PAYABLE, THIRD PARTIES for further information.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2020 and 2019

(Unaudited)

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

For the six months ended December 31, 2020 and 2019

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

Consultants

On January 2, 2020, the Company entered into a Consulting Agreement (the “Agreement”) with Timothy Cabrera (the “Consultant”). Under the terms of the Agreement, the Consultant is to provide services to further the business plan of the Company’s subsidiaries, seek and advise the Company on the acquisition of potential products, seek acquisition candidates and on the sale of any inventory. The Agreement has a term of one (1) year and the Consultant is to be compensated Two Hundred Fifty Thousand and NO/100 Dollars ($250,000). Please see NOTE M - SUBSEQUENT EVENTS for further information.

On January 2, 2020, the Company entered into a Consulting Agreement (the “Agreement”) with Brian McFadden (the “Consultant”). Under the terms of the Agreement, the Consultant is to provide services to manage the Company’s HMNRTH subsidiary, manage the process of new CBD formulas from development to sale, seek and advise the Company on the acquisition of potential products and on the sale of any inventory. The Agreement has a term of one (1) year and the Consultant is to be compensated Two Hundred Fifty Thousand and NO/100 Dollars ($250,000). Please see NOTE M - SUBSEQUENT EVENTS for further information.

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

NOTE B – BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2020 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2020 and 2019

(Unaudited)

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

As of December 31, 2020, Global Technologies had four wholly-owned subsidiaries: TCBM Holdings, LLC (“TCBM”), HMNRTH, LLC (“HMNRTH”), 911 Help Now, LLC (“911”) and Markets on Main, LLC (“MOM”). As of December 31, 2020, the Company had a minority investment in one entity, Global Clean Solutions, LLC.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Global Technologies and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2020 and 2019

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2020 and 2019, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Management believes that the accounts receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable – related party at December 31, 2020.

Concentrations of Risks

Concentration of Accounts Receivable –At December 31, 2020, the Company had no accounts receivable.

Concentration of Revenues – For the six months ended December 31, 2020, the Company generated no revenue.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s CBD products.

Concentration of Loans Receivable – At December 31, 2020, one borrower accounted for 100% of the Company’s total loans receivable.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2020, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2020 and 2019

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

On September 03, 2020, the Company entered into a Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest in order to facilitate the transfer of 25 Membership Units (the “Units”), representing a twenty five percent ownership, issued by Global Clean Solutions, LLC (“Global”) and held in the name of Graphene Holdings, LLC (“Graphene”) to the Company. The Company reviews its investments for impairment on a quarterly basis. After reviewing the status of Global’s financial condition, the Company has determined that no impairment of its investment is necessary for the six months ended December 31, 2020. For the three and six months ended December 31, 2020, there were no similar transactions with third-parties and no downward or upward adjustments were appropriate during the quarter.

	09/03/2020	12/31/2020

Global Clean Solutions, LLC	$250,000	$250,000
Total investments	$250,000	$250,000

The above investment does not have a readily determinable fair value, as identified in ASC 321-10-35-2, and each investment is measured at cost less impairment. The Company monitors the investment for any changes in observable prices from orderly transactions. For the six months ended December 31, 2020, the Company generated $12,197 investment income from its investment in Global.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2020 and 2019

(Unaudited)

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

For the six months ended December 31, 2020 and 2019

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Stock-Based Compensation

We account for share-based awards to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. The Company accounts for non-employee stock-based awards in accordance with the Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Under the new standard, the Company will value all equity classified awards at their grant-date under ASC718 and no options were required to be revalued at adoption.

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the six months ended December 31, 2020 and 2019, the Company excluded 25,536,204,762 and 5,309,000,000, respectively, shares relating to convertible notes payable to third parties (Please see NOTE G - NOTES PAYABLE, THIRD PARTIES for further information).

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

For the six months ended December 31, 2020 and 2019

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

For the six months ended December 31, 2020 and 2019

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

Assets acquired	As of November 30, 2019

Cash	$546,411
Inventory (i)	70,580
Property, plant and equipment (ii)	36,363
653,354
Goodwill (iii)	1,346,646
Total purchase price	$2,000,000

(i)	Inventories acquired were sold on March 11, 2020
(ii)	Property, plant and equipment acquired includes computers, software and other office equipment.
(iii)	Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from November 30, 2019 through December 31, 2020 were as follows:

Balance as of November 30, 2019	$1,346,646
Additions and adjustments	(400,000)
Balance as of December 31, 2020	$946,646

NOTE E - PROPERTY AND EQUIPMENT

	12/31/2020	06/30/2020

Property and Equipment	$36,363	$36,363
Less: accumulated depreciation	(4,546)	(3,030)
Total	$31,817	$33,333

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the six months ended December 31, 2020 and 2019 was $1,516 and $-, respectively.

NOTE F – ACCRUED OFFICER AND DIRECTOR COMPENSATION

Accrued officer and director compensation is due to Wayne Anderson, the sole officer and director of the Company, and consists of:

	12/31/2020	06/30/2020

Pursuant to January 26, 2018 Board of Directors Service Agreement	$99,803	$79,803
Total	$99,803	$79,803

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2020 and 2019

(Unaudited)

NOTE F – ACCRUED OFFICER AND DIRECTOR COMPENSATION (cont’d)

For the six months ended December 31, 2020 and year ended June 30, 2020, the balance of accrued officer and director compensation changed as follows:

	Pursuant to Employment Agreements	Pursuant to Board of Directors Services Agreements	Total

Balances at June 30, 2019	-	39,803	39,803
Officer’s/director’s compensation for the year ended June 30, 2020 (not including stock-based compensation of $40,000 accrued as Stock to be Issued)	-	40,000	40,000
Balances at June 30, 2020	-	79,803	79,803
Officer’s/director’s compensation for the six months ended December 31, 2020 (not including stock-based compensation of $20,000 accrued as Stock to be Issued)	-	20,000	20,000
Balances at December 31, 2020	$-	$99,803	$99,803

(i)	As of December 31, 2020 and June 30, 2020, total shares of common stock accrued as “Stock to be Issued” to Mr. Anderson as per the terms of the Board of Director’s Services Agreement is 120,000 and 100,000, respectively.

NOTE G – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	December 31, 2020	June 30, 2020
	(Unaudited)
Convertible Promissory Note dated January 24, 2018 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 24, 2019, in technical default, less unamortized debt discount of $0 and $0 at December 31, 2020 and June 30, 2020, respectively (i)	$15,750	$15,750
Convertible Promissory Note dated February 16, 2018 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 16, 2019, in technical default, less unamortized debt discount of $0 and $0 at December 31, 2020 and June 30, 2020, respectively (ii)	8,000	8,000
Convertible Promissory Note dated June 3, 2018 payable to Valvasone Trust (“Valvasone”), interest at 5%, due June 3, 2019, in technical default, less unamortized debt discount of $0 and $0 at December 31, 2020 and June 30, 2020, respectively (iii)	91,900	91,900
Convertible Promissory Note dated June 29, 2018 payable to Jody A. DellaDonna (“JDD”), interest at 5%, due June 29, 2019, in technical default, less unamortized debt discount of $0 and $0 at December 31, 2020 and June 30, 2020, respectively (iv)	25,000	25,000
Convertible Promissory Note dated November 30, 2019 payable to Jetco Holdings, LLC (“Jetco”), interest at 3%, due November 30, 2020, in technical default, less unamortized debt discount of $0 and $433,199 at December 31, 2020 and June 30, 2020, respectively (v)	545,714	688,177
Convertible Promissory Note dated December 17, 2019 payable to Armada Investment Fund, LLC (“Armada”), interest at 8%, due December 17, 2020, less unamortized debt discount of $0 and $5,998 at, December 31, 2020 and June 30, 2020, respectively (vi)	11,000	5,002
Convertible Promissory Note dated March 20, 2020 payable to Jetco Holdings, LLC (“Jetco”), interest at 3%, due March 20, 2021, less unamortized debt discount of $4,466 and $14,411 at, December 31, 2020 and June 30, 2020, respectively (vii)	15,534	5,589
Convertible Promissory Note dated September 3, 2020 payable to Graphene Holdings, LLC (“Graphene”), interest at 3%, due March 3, 2021, less unamortized debt discount of $88,115 and $0 at, December 31, 2020 and June 30, 2020, respectively (viii)	161,885	-
Convertible Promissory Note dated September 9, 2020 payable to Graphene Holdings, LLC (“Graphene”), interest at 3%, due March 9, 2021, less unamortized debt discount of $8,849 and $0 at, December 31, 2020 and June 30, 2020, respectively (ix)	11,151	-
Notes payable – third parties	$987,364	$1,293,027
Less debt discount	(101,430)	(453,608)
Totals	$885,934	$839,418

(i)	On January 24, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC in the principal amount of $15,750. The Convertible Note was fully funded on January 24, 2018. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 24, 2019) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). If at any time, one or multiple times, during the Valuation Period the number of Estimated Shares delivered to Holder is less than the Notice Shares, the company must immediately deliver enough shares equal to the difference. A Conversion Amount will not be considered fully converted until the end of the Valuation Period for that Conversion Amount. “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities The Convertible Note has a term of one (1) year and bears interest at 10% annually. As of December 31, 2020, $15,750 principal plus $4,616 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2020 and 2019

(Unaudited)

NOTE G – NOTES PAYABLE, THIRD PARTIES (cont’d)

(ii)	On February 16, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC in the principal amount of $8,000. The Convertible Note was fully funded on February 16, 2018. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 16, 2019) at the option of the holder at the Variable Conversion Price, which shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice, and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note has a term of one (1) year and bears interest at 10% annually. As of December 31, 2020, $8,000 principal plus $2,294 interest were due.

(iii)	On June 3, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Valvasone Trust in the principal amount of $91.900. The Convertible Note was issued for compensation due for consulting services. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (June 3, 2019) at the option of the holder at the conversion price which shall be equal to the lower of: (a) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note or (b) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the Effective Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. As of December 31, 2020, $91,900 principal plus $37,932 interest, inclusive of default interest, were due.

(iv)	On June 29, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Jody A. DellaDonna in the principal amount of $25,000. The Convertible Note was issued for compensation due for consulting services. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (June 29, 2019) at the option of the holder at the conversion price which shall be equal to the lower of: (a) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note or (b) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the Effective Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. As of December 31, 2020, $25,000 principal plus $9,913 interest, inclusive of default interest, were due.

(v)	On November 30, 2019, the Company executed a Convertible Note (the “Convertible Note”) payable to Jetco Holdings, LLC in the principal amount of $2,000,000. The Convertible Note was Issued as part of the Purchase and Sale Agreement for the acquisition of TCBM Holdings, LLC. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (November 30, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. As of December 31, 2020, $545,714 principal plus $60,795 interest, inclusive of default interest, were due.

(vi)	On December 17, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Armada Capital Partners, LLC (“Armada”) wherein the Company issued Armada a Convertible Promissory Note (the “Convertible Note”) in the amount of $11,000 ($1,000 OID). The Convertible Note has a term of one (1) year (due on December 17, 2020) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 20, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 60% multiplied by the Market Price (as defined herein)(representing a discount rate of 40%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. As part and parcel of the foregoing transaction, Armada was issued a warrant granting the holder the right to purchase up to 560,800 shares of the Company’s common stock at an exercise price of $0.024 for a term of 5-years. The transaction closed on December 17, 2019. In addition, 10,000,000 shares of the Company’s common stock have been reserved at Pacific Stock Transfer Corporation for possible issuance upon the conversion of the Note into shares of our common stock. As of December 31, 2020, $11,000 principal plus $987 interest, inclusive of default interest, were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2020 and 2019

(Unaudited)

NOTE G – NOTES PAYABLE, THIRD PARTIES (cont’d)

(vii)	On March 20, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Jetco Holdings, LLC in the principal amount of $20,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 20, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. As of December 31, 2020, $20,000 principal plus $468 interest were due.

(viii)	On September 3, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Graphene Holdings, LLC in the principal amount of $250,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 3, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. As of December 31, 2020, $250,000 principal plus $2,445 interest were due.

(ix)	On September 9, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Graphene Holdings, LLC in the principal amount of $20,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 9, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. As of December 31, 2020, $20,000 principal plus $186 interest were due.

NOTE H - NOTE PAYABLE, RELATED PARTY

Notes payable to related parties consist of:

	December 31, 2020	June 30, 2020

Unsecured Convertible Promissory Notes dated July 27, 2018, payable to Around the Clock Partners, LP (entity controlled by Wayne Anderson), interest at 5%, due July 27, 2019, in technical default, less unamortized debt discount of $0 and $0 at December 31, 2020 and June 30, 2020, respectively (i)	$124,800	$124,800
Total	$124,800	$124,800

(i)	On July 27, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Around the Clock Partners, LP in the principal amount of $124,800. The Convertible Note was issued for compensation due for consulting services. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (July 27, 2019) at the option of the holder at the conversion price which shall be equal to the lower of: (a) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note or (b) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the Effective Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. As of December 31, 2020, $124,800 principal plus $47,278, inclusive of default interest, interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2020 and 2019

(Unaudited)

NOTE I - DERIVATIVE LIABILITY

The derivative liability at December 31, 2020 and June 30, 2020 consisted of:

	December 31, 2020	June 30, 2020

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	$374,072	$213,993
Convertible Promissory Note payable to Valvasone Trust. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	1,813,263	150,619
Convertible Promissory Notes payable to Jody A. DellaDonna. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	493,271	40,974
Convertible Promissory Note payable to Around the Clock Partners, LP. Please see NOTE G – NOTES PAYABLE, RELATED PARTIES for further information	2,462,407	204,540
Convertible Promissory Notes payable to Jetco Holdings, LLC. Please see NOTE G – NOTES PAYABLE, THIRD PARTIES for further information	11,997,384	800,452
Convertible Promissory Note payable to Armada Investment Fund, LLC. Please see NOTE G – NOTES PAYABLE, THIRD PARTIES for further information	144,091	9,877
Convertible Promissory Notes payable to Graphene Holdings, LLC. Please see NOTE G – NOTES PAYABLE, THIRD PARTIES for further information	3,025,890	-
Total derivative liability	$20,310,378	$1,420,455

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

The fair value of the derivative liability was measured at the respective issuance dates and at December 31, 2020, and June 30, 2020 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2020 were (1) stock price of $0.0008 per share, (2) conversion prices ranging from $0.00004 to $0.00007 per share, (3) term of 6 months, (4) expected volatility of 499.25% and (5) risk free interest rate of 0.09%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2020 were (1) stock price of $0.0001 per share, (2) conversion prices ranging from $0.00001 to $0.00007 per share, (3) term of 6 months to 1 year, (4) expected volatility of 113.19% and 139.74%, and (5) risk free interest rate of 0.16%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at June 30, 2020	$1,420,455
Additions	18,540,633
Gain	385,209
Balance at December 31, 2020	$20,310,378

NOTE J - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. December 31, 2020 and June 30, 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At December 31, 2020 and June 30, 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2020 and 2019

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At December 31, 2020 and June 30, 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At December 31, 2020 and June 30, 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At December 31, 2020 and June 30, 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. At December 31, 2020 and June 30, 2020, the Company had 3 and 3 shares issued and outstanding, respectively.

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

For the six months ended December 31, 2020 and 2019

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

Series L Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series L Preferred Stock, par value $0.01. The designation of the new Series L Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue five hundred thousand (500,000) shares of the Series L Preferred Stock. At December 31, 2020 and June 30, 2020, the Company had 10 and 10 shares issued and outstanding, respectively.

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

For the six months ended December 31, 2020 and 2019

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

For the six months ended December 31, 2020 and 2019

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

For the six months ended December 31, 2020 and 2019

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2020 and 2019

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

At December 31, 2020 and June 30, 2020, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At December 31, 2020 and June 30, 2020, the Company has 14,795,683,162 and 12,189,293,609 shares issued and outstanding, respectively. At December 31, 2020 and June 30, 2020, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At December 31, 2020 and June 30, 2020, the Company has 0 and 0 shares issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the six months ended December 31, 2020 and year ended June 30, 2020, the Company issued and/or sold the following unregistered securities:

Common Stock:

Six months ended December 31, 2020

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

Six months ended December 31, 2020

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

For the six months ended December 31, 2020 and 2019

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of December 31, 2020, we had an accumulated deficit of $163,566,898. For the six months ended December 31, 2020, we had cash provided by operating activities of $153,450. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

NOTE M - SUBSEQUENT EVENTS

On January 20, 2021, the Company’s Board of Directors determined that it was in the best interest of the Company and its stockholders to amend and restate the Company’s Bylaws and approved and adopted the Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”). The Amended and Restated Bylaws became effective immediately upon their adoption. In primary part, the Amended and Restated Bylaws changed the minimum and maximum number of directors.

On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”).

On January 21, 2021, the Company issued 194,610,447 shares of restricted common stock with a fair market value of $1,264,968 to a noteholder in satisfaction of $1,946 principal against the note dated January 24, 2018.

On February 9, 2021, the “Company (the “Plaintiff”) filed a Complaint for Declaratory Judgment in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against Fortis Holdings, Ltd, Wayfarer Management, Ltd, Flash Funding, Inc. and OTC Capital Partners, LLC (together, the “Defendants”). The Complaint cites errors and improper inclusions of transfers that are void for fraud or want of consideration. Plaintiff is not seeking monetary relief in this action, but rather a declaratory decree establishing that the transactions with the named Defendants are void, erroneous or cancellable.

On February 15, 2021, the Company issued 100 shares of the Company’s Series L Preferred Stock (the “Shares”) to two Consultants in satisfaction of $500,000 cash compensation due for past consulting services. Each Consultant received 50 Shares.

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

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended December 31, 2020.

Please see our Annual Report on Form 10-K for the year ended June 30, 2020 filed on December 21, 2020, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

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

Results of Operations

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

The following table sets forth information comparing the components of net (loss) income for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Period over Period Change
	2020	2019	$	%
Revenues, net	$-	$-	$-	-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
Selling, general and administrative	106,273	36,607	69,666	190.31%
Other operating expenses	31,508	24,500	7,008	28.60%
Operating loss	(137,781)	(61,107)	(76,674)	125.47%

Other (expense) income:
Investment income	12,197	-	12,197	100.00%
Interest income	-	647	(647)	100.00%
Gain (loss) on derivative liability	(18,500,668)	(884,366)	17,616,302	1,991.97%
Amortization of debt discounts	(310,770)	(161,395)	149,375	92.55%
Interest expense	(74,461)	(9,133)	65,328	715.30%
Total other expenses	(18,873,702)	(1,054,247)	17,819,455	1,690.25%
Loss before income taxes	(19,011,483)	(1,115,354)	17,896,129	1,604.52%
Income tax expense	-	-	-	-
Net loss	(19,011,483)	(1,115,354)	17,896,129	1,604.25%

Revenue

There were no revenues generated for the three months ended December 31, 2020 or for the three months ended December 31, 2019.

Cost of Revenues

For the three months ended December 31, 2020 and 2019, cost of revenues was $- and $-, respectively.

Gross Profit

For the three months ended December 31, 2020 and 2019, gross profit was $- and $-, respectively.

Operating Expenses

Selling, general and administrative expenses were $106,273 and $36,607 for the three months ended December 31, 2020 and 2019, respectively, representing an increase of $69,666, or 190.31%. The Company’s selling, general and administrative expenses increased due to the initiated operations of the Company’s subsidiary, Market on Main, LLC.

Other (Expenses) Income

Other (expenses) income were $(18,873,702) and $(1,054,247) for the three months ended December 31, 2020 and 2019, respectively, representing an increase of $17,819,455, or 1,690.25%. The other (expenses) income for the three months ended December 31, 2020 included amortization of debt discounts of $(310,770), interest expense of $(74,461), loss on derivative liability of $(18,500,668) and investment income of $12,197.

Income tax expense

There was no income tax expense for the three months ended December 31, 2020 and 2019.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

The following table sets forth information comparing the components of net (loss) income for the six months ended December 31, 2020 and 2019:

	Six Months Ended December 31,		Period over Period Change
	2020	2019	$	%
Revenues, net	$-	$-	$-	-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
Selling, general and administrative	144,710	18,440	126,270	684.76%
Other operating expenses	61,266	132,000	(100,492)	-76.13%
Operating loss	(205,976)	(150,440)	55,536	36.92%

Other (expense) income:
Investment income	12,197	-	12,197	100.00%
Interest income	-	647	(647)	-100.00%
Gain (loss) on derivative liability	(18,504,633)	(1,010,766)	17,493,867	1,730.75%
Gain (loss) on issuance of notes payable	(115,290)	-	115,290	100%
Amortization of debt discounts	(622,179)	(170,285)	451,894	265.38%
Interest expense	(91,404)	(12,748)	78,656	617.01%
Total other expenses	(19,621,309)	(1,193,152)	18,428,157	1,544.49%
Loss before income taxes	(19,527,285)	(1,343,592)	18,183,693	1,353.36%
Income tax expense	-	-	-	-
Net loss	(19,527,285)	(1,343,592)	18,183,693	1,353.36%

Revenue

There were no revenues generated for the six months ended December 31, 2020 or for the six months ended December 31, 2019.

Cost of Revenues

For the six months ended December 31, 2020 and 2019, cost of revenues was $- and $-, respectively.

Gross Profit

For the six months ended December 31, 2020 and 2019, gross profit was $- and $-, respectively.

Operating Expenses

Selling, general and administrative expenses were $144,710 and $18,440 for the six months ended December 31, 2020 and 2019, respectively, representing an increase of $126,270, or 684.76%. The Company’s selling, general and administrative expenses increased due to the initiated operations of the Company’s subsidiary, Market on Main, LLC.

Other (Expenses) Income

Other (expenses) income were $(19,621,309) and $(1,193,152) for the six months ended December 31, 2020 and 2019, respectively, representing an increase of $18,428,157, or 1,544.49%. The other (expenses) income for the six months ended December 31, 2020 included amortization of debt discounts of $(622,179), interest expense of $(91,404), loss on derivative liability of $(18,504,633), loss on issuance of notes payable of $(115,290) and investment income of $12,197.

Income tax expense

There was no income tax expense for the six months ended December 31, 2020 and 2019.

Liquidity and Capital Resources

The following table summarizes the cash flows for the six months ended December 31, 2020 and 2019:

	2020	2019
Cash Flows:

Net cash provided by operating activities	153,450	109,863
Net cash used in investing activities	-	(1,383,009)
Net cash provided by (used in) financing activities	(148,300)	2,011,355

Net increase (decrease) in cash	5,150	518,483
Cash at beginning of period	25	-

Cash at end of period	$5,175	$518,483

As of December 31, 2020, the Company had $5,175 in cash.

We had cash provided by operating activities of $153,450 for the six months ended December 31, 2020, compared to cash provided by operating activities of $109,863 for the six months ended December 31, 2019.

We had cash provided by (used in) investing activities of $- and $(1,383,009) for the six months ended December 31, 2020 and 2019, respectively.

We had cash (used in) provided by financing activities of $(148,330) and $2,011,355 for the six months ended December 31, 2020 and 2019, respectively, of which $195,392 was repayments under notes payable and $40,000 borrowings from notes payable during the six months ended December 31, 2020.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the six months ended December 31, 2020 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

Issuance of common stock – Six months ended December 31, 2020

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit	Description

3.1	Articles of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.2	Amended and Restated Certificate of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.3	Certificate of Designation, Rights, Preferences and Limitations of Series A 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.4	Certificate of Designation, Rights, Preferences and Limitations of Series B 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.5	Certificate of Merger of Interactive Flight Technologies, Inc. into Global Technologies, Ltd (previously filed with Form 10 on June 8, 2020)
3.6	Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.7	Certificate of Designation, Rights, Preferences and Limitations of Series D Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.8	Certificate of Designation, Rights, Preferences and Limitations of Series E 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.9	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (previously filed with Form 10 on June 8, 2020)
3.10	Foreign Profit Corporation Articles of Continuance filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.11	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.12	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.13	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Delaware (previously filed with Amendment No. 1 to Form 10 on July 24, 2020)
3.14	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Delaware (previously filed with Form 10 on June 8, 2020)
3.15	Amended and Restated Bylaws of Global Technologies, Ltd (previously filed with Form 8-K on January 21, 2021)
4.1	Specimen Certificate common stock (previously filed with Form 10 on June 8, 2020)
10.1	Board of Directors Services Agreement with Jimmy Wayne Anderson dated January 26, 2018 (previously filed with Form 10 on June 8, 2020)
10.2	Convertible Note between the Company and Tri-Bridge Ventures, LLC dated January 24, 2018 (previously filed with Form 10 on June 8, 2020)
10.3	Convertible Note between the Company and Tri-Bridge Ventures, LLC dated February 16, 2018 (previously filed with Form 10 on June 8, 2020)
10.4	Convertible Note between the Company and Valvasone Trust dated June 3 2018 (previously filed with Form 10 on June 8, 2020)
10.5	Convertible Note between the Company and Jody A. DellaDonna dated June 29, 2018 (previously filed with Form 10 on June 8, 2020)
10.6	Convertible Note between the Company and Around the Clock Partners, LP dated July 27, 2018 (previously filed with Form 10 on June 8, 2020)
10.7	Indemnification Agreement between the Company and Jimmy Wayne Anderson dated January 25, 2018 (previously filed with Form 10 on June 8, 2020)
10.8	Consulting Agreement between Global Technologies, Ltd and Sylios Corp dated August 22, 2019 (previously filed with Form 10 on June 8, 2020)
10.9	Securities Purchase Agreement between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.10	Convertible Promissory Note between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.11	Common Stock Purchase Warrant Agreement between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.12	TCBM, LLC Purchase and Sale Agreement dated November 30, 2019 (previously filed with Form 10 on June 8, 2020)
10.13	Convertible Promissory Note between Global Technologies, Ltd and Jetco Holdings, LLC dated March 20, 2020 (previously filed with Form 10 on June 8, 2020)
10.14	Securities Purchase Agreement between Global Technologies, Ltd and Jetco Holdings, LLC dated March 20, 2020 (previously filed with Form 10 on June 8, 2020)
10.15	Consulting Agreement between Global Technologies, Ltd and Brian McFadden dated January 2, 2020 (previously filed with Form 10 on June 8, 2020)
10.16	Consulting Agreement between Global Technologies, Ltd and Timothy Cabrera dated January 2, 2020 (previously filed with Form 10 on June 8, 2020)
10.17	Asset Purchase Agreement between HMNRTH, LLC, TCBM Holdings, LLC and Edison Nation, Inc. and Scalematix, LLC dated March 11, 2020 (previously filed with Form 10 on June 8, 2020)
10.18	Quality Agreement between HMNRTH, LLC and Nutralife Biosciences dated September 23, 2019 (previously filed with Amendment No. 2 to Form 10 on August 10, 2020)
10.19	Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest (previously filed with Form 8-K on September 4, 2020)
10.20	Convertible Promissory Note between Global Technologies, Ltd. and Graphene Holdings, LLC dated September 3, 2020 (previously filed with Form 8-K on September 4, 2020)
10.21	Securities Purchase Agreement between Global Technologies, Ltd and Graphene Holdings, LLC dated September 9, 2020 (previously filed with Form 8-K on September 22, 2020)
10.22	Convertible Promissory Note between Global Technologies, Ltd and Graphene Holdings, LLC dated September 9, 2020 (previously filed with Form 8-K on September 22, 2020)
10.23	Platform License Agreement between Markets on Main, LLC and Honey Badger Media, LLC dated November 5, 2020 (previously filed with Form 10-K on December 18, 2020)
10.24	Amendment to Management Agreement dated December 28, 2020 (previously filed with Form 8-K on January 7, 2021)
10.25*	Convertible Promissory Note between Global Technologies, Ltd and Tri-Bridge Ventures, LLC dated January 20, 2021
21.1	Articles of Organization for Markets on Main, LLC dated April 2, 2020 (previously filed with Form 10 on June 8, 2020)
21.2	Certificate of Formation TCBM Holdings, LLC dated (previously filed with Form 10 on June 8, 2020)
21.3	Certificate of Formation of HMNRTH, LLC dated July 30, 2019 (previously filed with Form 10 on June 8, 2020)
21.4	Certificate of Formation of 911 Help Now, LLC dated February 2, 2018 (previously filed with Form 10 on June 8, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

*	Filed herewith
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TECHNOLOGIES, LTD

By:	/s/ Jimmy Wayne Anderson
Jimmy Wayne Anderson
President

Date:	February 16, 2021

