Form 10-Q
period 2021-03-31
GLOBAL TECHNOLOGIES LTD
filed 2021-05-24
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of May 24, 2021, there were 14,980,293,609 shares of registrant’s Class A common stock outstanding.

GLOBAL TECHNOLOGIES, LTD

FORM 10-Q

FOR THE NINE MONTHS ENDED MARCH 31, 2021

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2021 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

iii

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	June 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,114	$25
Accounts receivable	-	70,580
Loans receivable	-	104,812
Loan receivable, officer	15,007
Receivable, other	3,782	8,691
Total current assets	31,903	184,108
Property and equipment, less accumulated depreciation of $5,304 and $3,030	31,059	33,333
Investment in Global Clean Solutions, LLC	250,000	-
Goodwill	946,646	1,346,646
Total other assets	1,227,705	1,379,979
TOTAL ASSETS	$1,259,608	$1,564,087

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$12,954	$512,585
Accrued interest	9,062	75,510
Accrued director’s compensation	-	79,803
Notes payable-third parties	581,000	1,293,027
Loan payable, related party	2,756	525
Loan payable, other	2,250	-
Note payable-related party	-	124,800
Debt discounts-third parties	(259,726)	(453,608)
Derivative liability	898,447	1,420,455
Total current liabilities	1,246,743	3,053,097

TOTAL LIABILITIES	$1,246,743	$3,053,097

STOCKHOLDERS’ DEFICIENCY
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series K; 3 shares authorized, par value $0.01, as of March 31, 2021 and June 30, 2020, there are 3 and 3 shares outstanding, respectively	-	-
Series L; 500,000 shares authorized, par value $0.01, as of March 31, 2021 and June 30, 2020, there are 255 and 10 shares outstanding, respectively	3	-
Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of March 31, 2021 and June 30, 2020, there are 14,980,293,609 and 12,189,293,609 shares outstanding, respectively	1,498,029	1,218,929
Additional paid- in capital Class A common stock	162,538,126	158,129,422
Common stock to be issued	74,803	100,000
Accumulated deficit	(164,098,096)	(160,937,361)
Total stockholders’ equity (deficiency)	12,865	(1,489,010)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,259,608	$1,564,087

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three and nine months ended March 31, 2021 and 2020

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2021	2020	2021	2020
Revenue earned
Revenue	$15,000	$548,350	$15,000	$548,350
Cost of goods sold	-	70,850		70,850
Gross profit	15,000	477,500	15,000	477,500

Operating Expenses
Officer and director compensation, including stock-based compensation of $10,000, $10,000, $20,000 and $40,000, respectively	20,000	40,000	60,000	80,000
Salaries	-	-	-	30,000
Depreciation expense	758	1,732	2,274	1,732
Consulting services	1,700	-	1,700	50,000
Professional services	81,662	2,636	101,412	14,636
Selling, general and administrative	17,056	15,048	161,766	33,488

Total operating expenses	121,176	59,416	327,152	209,856

Income (Loss) from operations	(106,176)	(59,416)	(312,152)	267,644

Other income (expenses)
Investment income from Global Clean Solutions, LLC	-	-	12,197	-
Interest income	-	1,212	-	1,859
Forgiveness of debt and accrued interest	336,786	-	336,786	-
Gain (loss) on derivative liability	18,937,780	1,233,967	433,147	223,201
Gain (loss) on issuance on notes payable	(2,600,575)	-	(2,715,865)	-
Interest expense	(59,561)	(17,406)	(150,965)	(30,154)
Amortization of debt discounts	(141,704)	(1,076,357)	(763,883)	(1,246,642)

Total other income (expenses)	16,472,726	141,416	(2,848,583)	(1,051,736)

Gain (loss) before provision for income taxes	16,366,550	559,500	(3,160,735)	(784,092)

Provision for income taxes	-	-	-	-

Net gain (loss)	$16,366,550	$559,500	$(3,160,735)	$(784,092)

Basic and diluted loss per common share	$0.00	$0.00	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	14,860,057,773	12,189,293,609	13,480,071,359	12,189,293,609

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)

(UNAUDITED)

For the three and nine months ended March 31, 2021 and 2020

For the three months ended March 31, 2021 and 2020:

	Series K		Series L				Common Stock	Additional
	Preferred stock		Preferred stock		Common Stock		to be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at December 31, 2020 (Unaudited)	3	$-	10	$-	14,795,683,162	$1,479,568	$120,000	$157,999,103	$(180,464,646)	$(20,865,975)
Issuance of Series L Preferred stock in satisfaction of note payable	-	-	84	1	-	-	-	424,538	-	424,539
Issuance of Series L Preferred stock in satisfaction of note payable, related party	-	-	40	1	-	-	-	203,532	-	203,533
Issuance of Series L Preferred stock as reimbursement for shares returned to the Company	-	-	21	-	-	-	-	95,999	-	95,999
Issuance of Series L Preferred stock in satisfaction of consulting fees	-	-	100	1	-	-	-	499,999	-	500,000
Issuance of common stock to a noteholder in lieu of cash payment for principal and fees in the amount of $65,446	-	-	-	-	1,144,610,447	114,461	-	3,315,953	-	3,430,414
Return of common shares	-	-	-	-	(960,000,000)	(96,000)	-	-	-	(96,000)
Common stock to be issued paid as cash	-	-	-	-	-	-	(55,197)	-	-	(55,197)
Common stock for services	-	-	-	-	-	-	10,000	-	-	10,000
Net gain for the three months March 31, 2021	-	-	-	-	-	-	-	-	16,366,550	16,336,550
Balances at March 31, 2021 (Unaudited)	3	$-	255	$3	14,980,293,609	$1,498,029	$74,803	$162,538,126	$(164,098,096)	$12,865

Balances at December 31, 2019 (Unaudited)	3	$-	10	$-	12,189,293,609	$1,218,929	$80,000	$158,129,422	$(161,730,012)	$(2,301,661)
Net income for the three months March 31, 2020									559,500	559,500
Balances at March 31, 2020 (Unaudited)	3	$-	10	$-	12,189,293,609	$1,218,929	$80,000	$158,129,422	$(161,170,512)	$(1,742,161)

For the nine months ended March 31, 2021 and 2020:

	Series K		Series L				Common Stock	Additional
	Preferred stock		Preferred stock		Common Stock		to be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at July 1, 2020	3	$-	10	$-	12,189,293,609	$1,218,929	100,000	$158,129,422	$(160,937,361)	$(1,489,010)
Issuance of common stock to a noteholder in lieu of cash payment for principal and fees in the amount of $196,765	-	-	-	-	3,751,000,000	375,100	-	3,184,634	-	3,559,734
Issuance of Series L Preferred stock in satisfaction of note payable	-	-	84	1				424,538		424,539
Issuance of Series L Preferred stock in satisfaction of note payable, related party			40	-				203,532		203,532
Issuance of Series L Preferred stock as reimbursement for shares returned to the Company			21	1				95,999		96,000
Issuance of Series L Preferred stock in satisfaction of consulting fees			100	1				499,999		500,000
Common stock to be issued paid as cash	-	-	-	-	-	-	(55,197)	-	-	(55,197)
Common stock for services							30,000			30,000
Return of common shares	-	-	-	-	(960,000,000)	(96,000)	-	-	-	(96,000)
Net loss for the nine months March 31, 2021	-	-	-	-	-	-	-	-	(3,160,735)	(3,160,735)
Balances at March 31, 2021 (Unaudited)	3	$-	255	$-	14,980,293,609	$1,498,029	$74,803	$162,538,124	$(164,098,096)	$12,865

Balances at July 1, 2019	-	$-	-	$-	12,189,293,609	$1,218,929	$60,000	$158,069,422	$(160,386,420)	$(1,038,065)
Common stock for services	-	-	-	-	-	-	20,000	-	-	20,000
Issuance of Series L preferred stock in satisfaction of compensation due for consulting fees	-	-	10	-	-	-	-	50,000	-	50,000
Issuance of Series K preferred stock in satisfaction of services rendered as an officer	3	-	-	-	-	-	-	10,000	-	10,000
Net loss for the nine months ended March 31, 2020	-	-	-	-	-	-	-	-	(784,092)	(784,092)
Balances at March 31, 2020 (Unaudited)	3	$-	10	$-	12,189,293,609	$1,218,929	$80,000	$158,129,422	$(161,170,512)	$(1,742,161)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the nine months ended March 31, 2021 and 2020

	March 31, 2021	March 31, 2020

OPERATING ACTIVITIES:
Net income (loss)	$(3,160,735)		$(784,092)
Adjustment to reconcile net loss to net cash provided by operating activities:
Issuance of common stock for conversion fees	130,319		-
Common stock to be issued for director fees	30,000		20,000
Issuance of Series L Preferred stock for consulting services	-		50,000
Issuance of Series K Preferred stock for consulting services	-		10,000
Derivative liability loss (gain)	(433,147)		(223,201)
Forgiveness of debt and accrued interest	(336,786)		-
Loss on issuance of notes payable	2,715,865		-
Depreciation	2,274		1,732
Amortization of debt discounts	763,883		1,246,642
Changes in operating assets and liabilities:
Accounts receivable	70,580		(197,000)
Loans receivable	104,812		-
Loan receivable, officer	(15,007)		-
Receivable, other	4,909		-
Accounts payable	369		13,550
Accrued interest, net	7,203		30,154
Accrued director’s compensation, net	(539)		60,000
Net cash (used in) provided by operating activities	(116,000)		227,785

INVESTING ACTIVITIES:
Investment in subsidiaries	-		(1,346,646)
Purchase of equipment	-		(36,363)
Net cash (used in) by investing activities	-		(1,383,009)

FINANCING ACTIVITIES:
Borrowings from loans payable	4,481		-
Issuance of convertible note for acquisition	-		2,000,000
Payments on convertible notes	(215,392)		(862,077)
Borrowings from notes payable	340,000		31,000
Net cash provided by financing activities	129,089		1,168,923

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,089		13,699

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25		-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,114		$13,699

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-		$-
Interest paid	$-		$-

Non-cash investing and financing activities:
Issuance of convertible note for acquisition of Global Clean Solutions, LLC membership units	$250,000		$-
Reduction of Jetco note in the amount per agreement applied to acquisition of subsidiaries	$400,000		$-
Issuance of common stock for debt	$63,946	$
Issuance of Series L Preferred stock for payment of notes payable and accrued interest	$628,071	$

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2021 and 2020 (Unaudited)

NOTE A – ORGANIZATION

Overview

Global Technologies, Ltd. (hereinafter the “Company”, “Our”, “We”, or “Us”) is a publicly quoted company that was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd. Our principal executive office is located at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and our telephone number is (727) 482-1505. Our website address is www.globaltechnologiesltd.info. We have included our website address in this quarterly report solely as an inactive textual reference.

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

On March 11, 2020, the Company, through its two wholly owned subsidiaries, HMNRTH, LLC (the “Seller”) and TCBM Holdings, LLC (the “Owner”) (together Seller and Owner the “Selling Parties”) entered into an Asset Purchase Agreement (the “Agreement”) with Edison Nation, Inc. and its wholly owned subsidiary, Scalematix, LLC (together the “Buyer”), for the sale of certain assets in the health and wellness industry and related consumer products industry. Under the terms of the Agreement, Buyer was to remit $70,850 via wire transfer at Closing and issue to a representative of the Selling Parties Two Hundred Thirty-Eight Thousand Seven Hundred and Fifty (238,750) shares of restricted common stock. In addition, the Selling Parties shall have the right to additional earn out compensation based upon the following metrics: (i) at such time as the purchased assets achieve cumulative revenue of $2,500,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock; and (ii) at such time as the purchased assets achieve cumulative revenue of $5,000,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock. The Closing of the transaction occurred on March 11, 2020. As of the date of this filing, the Company has received the 238,750 shares of restricted common stock valued at $477,500 and cash compensation of $70,850 due under the terms of the Agreement. The shares were subsequently transferred to the principal of Jetco Holdings, LLC as payment against the November 30, 2019 Convertible Promissory Note issued by the Company. Please see NOTE G - NOTES PAYABLE, THIRD PARTIES for further information.

On September 3, 2020, the Company entered into a Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest in order to facilitate the transfer of 25 Membership Units (the “Units”) issued by Global Clean Solutions, LLC (“Global”) and held in the name of Graphene Holdings, LLC (“Graphene”) to the Company. In exchange for the transfer of the Units to the Company, the Company issued to Graphene a Convertible Promissory Note (the “Note”) in the amount of $250,000. Please see NOTE G - NOTES PAYABLE, THIRD PARTIES for further information.

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

For the nine months ended March 31, 2021 and 2020 (Unaudited)

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

For the nine months ended March 31, 2021 and 2020 (Unaudited)

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

Consultants

On January 2, 2020, the Company entered into a Consulting Agreement (the “Agreement”) with Timothy Cabrera (the “Consultant”). Under the terms of the Agreement, the Consultant is to provide services to further the business plan of the Company’s subsidiaries, seek and advise the Company on the acquisition of potential products, seek acquisition candidates and on the sale of any inventory. The Agreement has a term of one (1) year and the Consultant is to be compensated Two Hundred Fifty Thousand and NO/100 Dollars ($250,000). On February 15, 2021, the Company issued fifty shares of the Company’s Series L Preferred Stock to the Consultant in satisfaction of $250,000 cash compensation due for past consulting services. All compensation due under the Agreement has been satisfied.

On January 2, 2020, the Company entered into a Consulting Agreement (the “Agreement”) with Brian McFadden (the “Consultant”). Under the terms of the Agreement, the Consultant is to provide services to manage the Company’s HMNRTH subsidiary, manage the process of new CBD formulas from development to sale, seek and advise the Company on the acquisition of potential products and on the sale of any inventory. The Agreement has a term of one (1) year and the Consultant is to be compensated Two Hundred Fifty Thousand and NO/100 Dollars ($250,000). On February 15, 2021, the Company issued fifty shares of the Company’s Series L Preferred Stock to the Consultant in satisfaction of $250,000 cash compensation due for past consulting services. All compensation due under the Agreement has been satisfied.

On August 22, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with Sylios Corp (the “Consultant”), an entity controlled by the Company’s President, Jimmy Wayne Anderson. Under the terms of the Agreement, the Consultant is to provide services related to acquisitions, mergers and certain day to day tasks of managing a public company. As compensation, the Company shall pay Consultant $50,000 through the issuance of ten (10) shares of the Company’s Series L Preferred Stock. The Company issued the shares of Series L Preferred Stock on September 2, 2019. The Agreement had a term of six (6) months or until the Consultant completed the services requested. The services under the Agreement have been satisfied.

NOTE B – BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

For the nine months ended March 31, 2021 and 2020 (Unaudited)

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

For the nine months ended March 31, 2021 and 2020 (Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At March 31, 2021 and 2020, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Management believes that the accounts receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable – related party at March 31, 2021.

Concentrations of Risks

Concentration of Accounts Receivable –At March 31, 2021, the Company had a loan receivable officer in the amount of $15,007.

Concentration of Revenues – For the nine months ended March 31, 2021, the Company generated $15,000 from consulting services.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s CBD products.

Concentration of Loans Receivable – At March 31, 2021, one borrower accounted for 100% of the Company’s total loans receivable.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2021, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2021 and 2020 (Unaudited)

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

On September 3, 2020, the Company entered into a Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest in order to facilitate the transfer of 25 Membership Units (the “Units”), representing a twenty five percent ownership, issued by Global Clean Solutions, LLC (“Global”) and held in the name of Graphene Holdings, LLC (“Graphene”) to the Company. The Company reviews its investments for impairment on a quarterly basis. After reviewing the status of Global’s financial condition, the Company has determined that no impairment of its investment is necessary for the nine months ended March 31, 2021. For the three and nine months ended March 31, 2021, there were no similar transactions with third-parties and no downward or upward adjustments were appropriate during the quarter.

	09/03/2020	03/31/2021

Global Clean Solutions, LLC	$250,000	$250,000
Total investments	$250,000	$250,000

The above investment does not have a readily determinable fair value, as identified in ASC 321-10-35-2, and each investment is measured at cost less impairment. The Company monitors the investment for any changes in observable prices from orderly transactions. For the nine months ended March 31, 2021, the Company generated $12,197 investment income from its investment in Global.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2021 and 2020 (Unaudited)

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

Substantially all of the Company’s revenues, prior to the period ended March 31, 2021, were recognized when control of the goods was transferred to the customer, which is upon shipment of the finished goods to the customer. All sales have fixed pricing and there are currently no material variable components included in the Company’s revenue. Additionally, the Company will issue credits for defective merchandise, historically these credits for defective merchandise have not been material. During the three months ended March 31, 2021, all of the Company’s revenues were recognized from consulting services that were started and completed during the quarter with a single client.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2021 and 2020 (Unaudited)

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the nine months ended March 31, 2021 and 2020, the Company excluded 166,523,810 and 5,309,000,000, respectively, shares relating to convertible notes payable to third parties (Please see NOTE G - NOTES PAYABLE, THIRD PARTIES for further information). For the three months ended March 31, 2021 and 2020, the dilutive securities were still considered anti-dilutive as there is a net loss per share when eliminating transactions related to the convertible notes payable.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2021 and 2020 (Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recently Enacted Accounting Standards

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on July 1, 2024, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. We are currently evaluating the impact of the adoption of ASU 2020-06 on our financial statements.

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

For the nine months ended March 31, 2021 and 2020 (Unaudited)

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

Assets acquired	As of November 30, 2019

Cash	$546,411
Inventory (i)	70,580
Property, plant and equipment (ii)	36,363
653,354
Goodwill (iii)	1,346,646
Total purchase price	$2,000,000

(i)	Inventories acquired were sold on March 11, 2020
(ii)	Property, plant and equipment acquired includes computers, software and other office equipment.
(iii)	Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from November 30, 2019 through March 31, 2021 were as follows:

Balance as of November 30, 2019	$1,346,646
Additions and adjustments	(400,000)
Balance as of March 31, 2021	$946,646

NOTE E - PROPERTY AND EQUIPMENT

	March 31, 2021	June 30, 2020

Property and Equipment	$36,363	$36,363
Less: accumulated depreciation	(5,304)	(3,030)
Total	$31,059	$33,333

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the nine months ended March 31, 2021 and 2020 was $2,274 and $1,732, respectively.

NOTE F – ACCRUED OFFICER AND DIRECTOR COMPENSATION

Accrued officer and director compensation is due to Wayne Anderson, the sole officer and director of the Company, and consists of:

	March 31, 2021	June 30, 2020

Pursuant to January 26, 2018 Board of Directors Service Agreement	$-	$79,803
Total	$-	$79,803

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2021 and 2020 (Unaudited)

NOTE F – ACCRUED OFFICER AND DIRECTOR COMPENSATION (cont’d)

For the nine months ended March 31, 2021 and year ended June 30, 2020, the balance of accrued officer and director compensation changed as follows:

	Pursuant to Employment Agreements	Pursuant to Board of Directors Services Agreements	Total

Balances at June 30, 2019	-	39,803	39,803
Officer’s/director’s compensation for the year ended June 30, 2020 (not including stock-based compensation of $40,000 accrued as Stock to be Issued)	-	40,000	40,000
Balances at June 30, 2020	-	79,803	79,803
Officer’s/director’s compensation for the nine months ended March 31, 2021 (not including stock-based compensation of $30,000 accrued as Stock to be Issued)	-	30,000	30,000
Cash compensation		(109,803)	(109,803)
Balances at March 31, 2021	$-	$-	$-

(i)	As of March 31, 2021 and June 30, 2020, total shares of common stock accrued as “Stock to be Issued” to Mr. Anderson as per the terms of the Board of Director’s Services Agreement is $74,803 and $100,000, respectively.

NOTE G – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	March 31, 2021	June 30, 2020
	(Unaudited)
Convertible Promissory Note dated January 24, 2018 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 24, 2019, in technical default, less unamortized debt discount of $0 and $0 at March 31, 2021 and June 30, 2020, respectively (i)	$-	$15,750
Convertible Promissory Note dated February 16, 2018 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 16, 2019, with unamortized debt discount of $0 and $0 at March 31, 2021 and June 30, 2020, respectively (ii)	-	8,000
Convertible Promissory Note dated June 3, 2018 payable to Valvasone Trust (“Valvasone”), interest at 5%, due June 3, 2019, with unamortized debt discount of $0 and $0 at March 31, 2021 and June 30, 2020, respectively (iii)	-	91,900
Convertible Promissory Note dated June 29, 2018 payable to Jody A. DellaDonna (“JDD”), interest at 5%, due June 29, 2019, with unamortized debt discount of $0 and $0 at March 31, 2021 and June 30, 2020, respectively (iv)	-	25,000
Convertible Promissory Note dated November 30, 2019 payable to Jetco Holdings, LLC (“Jetco”), interest at 3%, due November 30, 2020, with unamortized debt discount of $0 and $433,199 at March 31, 2021 and June 30, 2020, respectively (v)	-	1,121,376
Convertible Promissory Note dated December 17, 2019 payable to Armada Investment Fund, LLC (“Armada”), interest at 8%, due December 17, 2020, in technical default, with unamortized debt discount of $0 and $5,998 at, March 31, 2021 and June 30, 2020, respectively (vi)	11,000	11,000
Convertible Promissory Note dated March 20, 2020 payable to Jetco Holdings, LLC (“Jetco”), interest at 3%, due March 20, 2021, with unamortized debt discount of $0 and $14,411 at, March 31, 2021 and June 30, 2020, respectively (vii)	-	20,000
Convertible Promissory Note dated September 3, 2020 payable to Graphene Holdings, LLC (“Graphene”), interest at 3%, due March 3, 2021, in technical default, with unamortized debt discount of $0 and $0 at, March 31, 2021 and June 30, 2020, respectively (viii)	250,000	-
Convertible Promissory Note dated September 9, 2020 payable to Graphene Holdings, LLC (“Graphene”), interest at 3%, due March 9, 2021, in technical default, with unamortized debt discount of $0 and $0 at, March 31, 2021 and June 30, 2020, respectively (ix)	20,000	-
Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2022, with unamortized debt discount of $80,458 and $0 at March 31, 2021 and June 30, 2020, respectively (x)	100,000	-
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2022, with unamortized debt discount of $179,178 and $0 at March 31, 2021 and June 30, 2020, respectively (xi)	200,000	-

Totals	$581,000	$1,293,027

(i)	On January 24, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of $15,750. The Convertible Note was fully funded on January 24, 2018. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 24, 2019) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). If at any time, one or multiple times, during the Valuation Period the number of Estimated Shares delivered to Holder is less than the Notice Shares, the company must immediately deliver enough shares equal to the difference. A Conversion Amount will not be considered fully converted until the end of the Valuation Period for that Conversion Amount. “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities The Convertible Note has a term of one (1) year and bears interest at 10% annually. On March 31, 2021, the Holder agreed to forgive all outstanding principal and interest in the amounts of $15,750 and $5,010, respectively. As of March 31, 2021, there was no outstanding principal or interest due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2021 and 2020 (Unaudited)

NOTE G – NOTES PAYABLE, THIRD PARTIES (cont’d)

(ii)	On February 16, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of $8,000. The Convertible Note was fully funded on February 16, 2018. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 16, 2019) at the option of the holder at the Variable Conversion Price, which shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice, and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note has a term of one (1) year and bears interest at 10% annually. On March 31, 2021, the Holder agreed to forgive all outstanding principal and interest in the amounts of $6,054 and $2,463, respectively. As of March 31, 2021, there was no outstanding principal or interest due.

(iii)	On June 3, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Valvasone Trust (the “Holder”) in the principal amount of $91,900. The Convertible Note was issued for compensation due for consulting services. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (June 3, 2019) at the option of the holder at the conversion price which shall be equal to the lower of: (a) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note or (b) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the Effective Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. On March 31, 2021, the Company issued the Holder 26 shares of its Series L Preferred Stock in satisfaction of $71,900 principal, $18,380 default principal, $12,749 interest and $30,183 default interest. A balance of $2,453 was forgiven by the Holder. As of March 31, 2021, there was no outstanding principal or interest due.

(iv)	On June 29, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Jody A. DellaDonna (the “Holder”) in the principal amount of $25,000. The Convertible Note was issued for compensation due for consulting services. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (June 29, 2019) at the option of the holder at the conversion price which shall be equal to the lower of: (a) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note or (b) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the Effective Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. On March 31, 2021, the Company issued the Holder 8 shares of its Series L Preferred Stock in satisfaction of $25,000 principal, $5,000 default principal, $3,437 interest and $7,890 default interest. A balance of $1,327 was forgiven by the Holder. As of March 31, 2021, there was no outstanding principal or interest due.

(v)	On November 30, 2019, the Company executed a Convertible Note (the “Convertible Note”) payable to Jetco Holdings, LLC (the “Holder”) in the principal amount of $2,000,000. The Convertible Note was Issued as part of the Purchase and Sale Agreement for the acquisition of TCBM Holdings, LLC. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (November 30, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. On March 15, 2021, the outstanding principal and interest on the Note were $503,714 and $46,485, respectively. On this same date, the Holder agreed to forgive $253,714 in outstanding principal and all outstanding interest leaving a remaining principal balance of $250,000. On March 15, 2021, the Company issued the Holder fifty (50) shares of the Company’s Series L Preferred Stock in satisfaction of the $250,000 principal balance. As of March 31, 2021, there was no outstanding principal or interest due.

(vi)	On December 17, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Armada Capital Partners, LLC (“Armada”) wherein the Company issued Armada a Convertible Promissory Note (the “Convertible Note”) in the amount of $11,000 ($1,000 OID). The Convertible Note has a term of one (1) year (due on December 17, 2020) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 20, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 60% multiplied by the Market Price (as defined herein)(representing a discount rate of 40%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. As part and parcel of the foregoing transaction, Armada was issued a warrant granting the holder the right to purchase up to 560,800 shares of the Company’s common stock at an exercise price of $0.024 for a term of 5-years. The transaction closed on December 17, 2019. In addition, 10,000,000 shares of the Company’s common stock have been reserved at Pacific Stock Transfer Corporation for possible issuance upon the conversion of the Note into shares of our common stock. As of March 31, 2021, $11,000 principal plus $1,130 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2021 and 2020 (Unaudited)

NOTE G – NOTES PAYABLE, THIRD PARTIES (cont’d)

(vii)	On March 20, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Jetco Holdings, LLC (the “Holder”) in the principal amount of $20,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 20, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. On February 4, 2021, the Company remitted payment to the Holder in the amount of $20,532.93 to satisfy all outstanding principal and interest due under the Convertible Note. As of March 31, 2021, there was no outstanding principal or interest due.

(viii)	On September 3, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Graphene Holdings, LLC (the “Holder”) in the principal amount of $250,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 3, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. As of March 31, 2021, $250,000 principal plus $4,295 interest were due.

(ix)	On September 9, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Graphene Holdings, LLC (the “Holder”) in the principal amount of $20,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 9, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. As of March 31, 2021, $20,000 principal plus $321 interest were due.

(x)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of March 31, 2021, $100,000 principal plus $1,726 interest were due.

(xi)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of March 31, 2021, $200,000 principal plus $1,589 interest were due.

Income from forgiveness of principal and interest on convertible notes payable consists of:

	March 31, 2021	June 30, 2020

Forgiveness of principal and interest Tribridge Ventures, LLC	$29,277	$-
Forgiveness of interest Around the Clock Partners, LP	3,532	-
Forgiveness of interest Valvasone Trust	2,453	-
Forgiveness of interest Jody A. DellaDonna	1,327	-
Forgiveness of Jetco Holdings, LLC principal and interest	300,197	-
Total	$336,786	$-

NOTE H - NOTE PAYABLE, RELATED PARTY

Notes payable to related parties consist of:

	March 31, 2021	June 30, 2020

Unsecured Convertible Promissory Notes dated July 27, 2018, payable to Around the Clock Partners, LP (entity controlled by Wayne Anderson), interest at 5%, due July 27, 2019, with debt discount of $0 and $0 at March 31, 2021 and June 30, 2020, respectively (i)	$-	$124,800
Total	$-	$124,800

(i)

On July 27, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Around the Clock Partners, LP (the “Holder”) in the principal amount of $124,800. The Convertible Note was issued for compensation due for consulting services. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (July 27, 2019) at the option of the holder at the conversion price which shall be equal to the lower of: (a) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note or (b) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the Effective Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. On March 1, 2021, the Company issued the Holder 40 shares of its Series L Preferred Stock in satisfaction of $124,800 principal, $24,906 default principal, $16,160 interest and $37,666 default interest. A balance of $3,532 was forgiven by the Holder. As of March 31, 2021, there was no outstanding principal or interest due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2021 and 2020 (Unaudited)

NOTE I - DERIVATIVE LIABILITY

The derivative liability at March 31, 2021 and June 30, 2020 consisted of:

	March 31, 2021	June 30, 2020

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	$458,926	$213,993
Convertible Promissory Note payable to Valvasone Trust. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	-	150,619
Convertible Promissory Notes payable to Jody A. DellaDonna. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	-	40,974
Convertible Promissory Note payable to Around the Clock Partners, LP. Please see NOTE G – NOTES PAYABLE, RELATED PARTIES for further information	-	204,540
Convertible Promissory Notes payable to Jetco Holdings, LLC. Please see NOTE G – NOTES PAYABLE, THIRD PARTIES for further information	-	800,452
Convertible Promissory Note payable to Armada Investment Fund, LLC. Please see NOTE G – NOTES PAYABLE, THIRD PARTIES for further information	20,015	9,877
Convertible Promissory Notes payable to Graphene Holdings, LLC. Please see NOTE G – NOTES PAYABLE, THIRD PARTIES for further information	419,506	-
Total derivative liability	$898,447	$1,420,455

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

The fair value of the derivative liability was measured at the respective issuance dates and at March 31, 2021, and June 30, 2020 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at March 31, 2021 were (1) stock price of $0.0057 per share, (2) conversion prices ranging from $0.003 to $0.0035 per share, (3) term of 6 months to 11 months, (4) expected volatility ranging from 378.72% to 534.04% and (5) risk free interest rate range of 0.05% to 0.07%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2020 were (1) stock price of $0.0001 per share, (2) conversion prices ranging from $0.00001 to $0.00007 per share, (3) term of 6 months to 1 year, (4) expected volatility of 113.19% and 139.74% and (5) risk free interest rate of 0.16%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at June 30, 2020	$1,420,455
Additions	2,985,855
Gain	(433,147)
Change resulting from conversions	(3,074,716)
Balance at March 31, 2021	$898,447

NOTE J - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. March 31, 2021 and June 30, 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At March 31, 2021 and June 30, 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2021 and 2020 (Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At March 31, 2021 and June 30, 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At March 31, 2021 and June 30, 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At March 31, 2021 and June 30, 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. At March 31, 2021 and June 30, 2020, the Company had 3 and 3 shares issued and outstanding, respectively.

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

For the nine months ended March 31, 2021 and 2020 (Unaudited)

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

Series L Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series L Preferred Stock, par value $0.01. The designation of the new Series L Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue five hundred thousand (500,000) shares of the Series L Preferred Stock. At March 31, 2021 and June 30, 2020, the Company had 255 and 10 shares issued and outstanding, respectively.

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

For the nine months ended March 31, 2021 and 2020 (Unaudited)

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

For the nine months ended March 31, 2021 and 2020 (Unaudited)

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

For the nine months ended March 31, 2021 and 2020 (Unaudited)

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2021 and 2020 (Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

At March 31, 2021 and June 30, 2020, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At March 31, 2021 and June 30, 2020, the Company has 14,980,293,609 and 12,189,293,609 shares issued and outstanding, respectively. At March 31, 2021 and June 30, 2020, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At March 31, 2021 and June 30, 2020, the Company has 0 and 0 shares issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the nine months ended March 31, 2021 and year ended June 30, 2020, the Company issued and/or sold the following unregistered securities:

Common Stock:

Nine months ended March 31, 2021

On September 22, 2020, the Company issued 596,785,387 shares of restricted common stock with a fair market value of $59,679 to a noteholder in satisfaction of $29,839 in penalties against the note dated January 24, 2018.

On November 25, 2020, the Company issued 637,526,342 shares of restricted common stock with a fair market value of $63,753 to a noteholder in satisfaction of $31,876 in penalties against the note dated January 24, 2018.

On December 13, 2020, the Company issued 669,338,906 shares of restricted common stock with a fair market value of $200,802 to a noteholder in satisfaction of $33,467 in penalties against the note dated January 24, 2018.

On December 22, 2020, the Company issued 702,738,918 shares of restricted common stock with a fair market value of $281,096 to a noteholder in satisfaction of $35,137 in penalties against the note dated January 24, 2018.

On January 14, 2021, the Company issued 500,000,000 shares of restricted common stock with a fair market value of $900,000 to a noteholder in satisfaction of $20,000 principal against the note dated June 3, 2019.

On January 19, 2021, the Company issued 300,000,000 shares of restricted common stock with a fair market value of $1,200,000 to a noteholder in satisfaction of $42,000 principal against the note dated November 30, 2019.

On January 21, 2021, the Company issued 194,610,447 shares of restricted common stock with a fair market value of $1,264,968 to a noteholder in satisfaction of $1,946 principal against the note dated January 24, 2018.

On February 22, 2021, the Company issued 150,000,000 shares of restricted common stock with a fair market value of $1,710,000 to a noteholder in satisfaction of $1,946 in penalties against the note dated January 24, 2018.

Fiscal year ended June 30, 2020

None

Preferred Stock:

Nine months ended March 31, 2021

On February 15, 2021, the Company issued one hundred shares of the Company’s Series L Preferred Stock (the “Shares”) to two Consultants in satisfaction of $500,000 cash compensation due for past consulting services. Each Consultant received 50 Shares.

On March 1, 2021, the Company issued forty shares of the Company’s Series L Preferred Stock, to an affiliate of the Company’s sole officer and director, in satisfaction of $200,000 principal and interest outstanding on a Convertible Promissory Note dated July 27, 2018.

On March 31, 2021, the Company issued twenty-six shares of the Company’s Series L Preferred Stock in satisfaction of $130,000 principal and interest outstanding on a Convertible Promissory Note dated June 3, 2018.

On March 31, 2021, the Company issued eight shares of the Company’s Series L Preferred Stock in satisfaction of $40,000 principal and interest outstanding on a Convertible Promissory Note dated June 29, 2018.

On March 31, 2021, the Company issued eighteen shares of the Company’s Series L Preferred Stock to the Company’s sole officer and director as reimbursement for returning 890,000,000 shares of common stock to the Company.

On March 31, 2021, the Company issued three shares of the Company’s Series L Preferred Stock to a non-affiliate as reimbursement for returning 150,000,000 shares of common stock to the Company.

On March 15, 2021, the Company issued fifty shares of the Company’s Series L Preferred Stock in satisfaction of $250,000 principal outstanding on a Convertible Promissory Note dated November 30, 2019.

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

For the nine months ended March 31, 2021 and 2020 (Unaudited)

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

Consulting Agreements

On January 2, 2020, the Company entered into a Consulting Agreement (the “Agreement”) with Timothy Cabrera (the “Consultant”). Under the terms of the Agreement, the Consultant is to provide services to further the business plan of the Company’s subsidiaries, seek and advise the Company on the acquisition of potential products, seek acquisition candidates and on the sale of any inventory. The Agreement has a term of one (1) year and the Consultant is to be compensated Two Hundred Fifty Thousand and NO/100 Dollars ($250,000). On February 15, 2021, the Company issued fifty (50) shares of the Company’s Series L Preferred Stock to the Consultant in satisfaction of $250,000 compensation due under the Agreement.

On January 2, 2020, the Company entered into a Consulting Agreement (the “Agreement”) with Brian McFadden (the “Consultant”). Under the terms of the Agreement, the Consultant is to provide services to manage the Company’s HMNRTH subsidiary, manage the process of new CBD formulas from development to sale, seek and advise the Company on the acquisition of potential products and on the sale of any inventory. The Agreement has a term of one (1) year and the Consultant is to be compensated Two Hundred Fifty Thousand and NO/100 Dollars ($250,000). On February 15, 2021, the Company issued fifty (50) shares of the Company’s Series L Preferred Stock to the Consultant in satisfaction of $250,000 compensation due under the Agreement.

On August 22, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with Sylios Corp (the “Consultant”), an entity controlled by the Company’s President, Jimmy Wayne Anderson. Under the terms of the Agreement, the Consultant is to provide services related to acquisitions, mergers and certain day to day tasks of managing a public company. As compensation, the Company shall pay Consultant $50,000 through the issuance of ten (10) shares of the Company’s Series L Preferred Stock. The Company issued the shares of Series L Preferred Stock on September 2, 2019. The Agreement had a term of six (6) months or until the Consultant completed the services requested. The services have been completed by the Consultant.

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of March 31, 2021, we had an accumulated deficit of $164,098,096. For the nine months ended March 31, 2021, we had cash used in operating activities of $116,000. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

On November 30, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) for the purchase of TCBM Holdings, LLC (“TCBM”) and its two wholly owned subsidiaries, HMNRTH, LLC and 911 Help Now, LLC. Under the terms of the Agreement, the Company issued a Convertible Promissory Note (the “Note”) in the amount of $2,000,000 to Jetco Holdings, LLC for the purchase of all issued and outstanding membership units of TCBM and its subsidiaries. Please see NOTE G - NOTES PAYABLE, THIRD PARTIES for further information.

On March 11, 2020, the Company, through its two wholly owned subsidiaries, HMNRTH, LLC (the “Seller”) and TCBM Holdings, LLC (the “Owner”) (together Seller and Owner the “Selling Parties”) entered into an Asset Purchase Agreement (the “Agreement”) with Edison Nation, Inc. and its wholly owned subsidiary, Scalematix, LLC (together the “Buyer”), for the sale of certain assets in the health and wellness industry and related consumer products industry. Under the terms of the Agreement, Buyer was to remit $70,850 via wire transfer at Closing and issue to a representative of the Selling Parties Two Hundred Thirty-Eight Thousand Seven Hundred and Fifty (238,750) shares of restricted common stock. In addition, the Selling Parties shall have the right to additional earn out compensation based upon the following metrics: (i) at such time as the purchased assets achieve cumulative revenue of $2,500,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock; and (ii) at such time as the purchased assets achieve cumulative revenue of $5,000,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock. The Closing of the transaction occurred on March 11, 2020. As of the date of this filing, the Company has received the 238,750 shares of restricted common stock valued at $477,500 and cash compensation of $70,850 due under the terms of the Agreement. The shares were subsequently transferred to the principal of Jetco Holdings, LLC as payment against the November 30, 2019 Convertible Promissory Note issued by the Company. Please see NOTE G - NOTES PAYABLE, THIRD PARTIES for further information.

On September 3, 2020, the Company entered into a Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest in order to facilitate the transfer of 25 Membership Units (the “Units”) issued by Global Clean Solutions, LLC (“Global”) and held in the name of Graphene Holdings, LLC (“Graphene”) to the Company. In exchange for the transfer of the Units to the Company, the Company issued to Graphene a Convertible Promissory Note (the “Note”) in the amount of $250,000. Please see NOTE G - NOTES PAYABLE, THIRD PARTIES for further information.

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

Given these factors, the Company anticipates that the greatest impact from the COVID-19 pandemic in 2020 occurred in the second quarter of 2020 and resulted in a slowdown of the Company’s operations.

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

As a result of the impact of COVID-19 on our financial results, and the anticipated future impact of the pandemic, we have implemented cost control measures and cash management actions, including:

● Furloughing a significant portion of our employees; and

● Implementing 20% salary reductions across our executive team and other members of upper-level management; and

● Executing reductions in operating expenses, planned inventory levels and non-product development capital expenditures; and

● Proactively managing working capital, including reducing incoming inventory to align with anticipated sales.

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended March 31, 2021.

Please see our Annual Report on Form 10-K for the year ended June 30, 2020 filed on December 21, 2020, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Components of our Results of Operations

Revenues

We sell consumer products either wholesale or direct to consumer through the Company’s ecommerce sites. In addition, we generate revenue through the logistics services we offer through our wholly owned subsidiary, Market on Main, and consulting services we may provide for publicly traded companies.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table sets forth information comparing the components of net (loss) income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Period over Period Change
	2021	2020	$	%
Revenues, net	$15,000	$548,350	$15,000	100.00%
Cost of revenues	-	70,850	-	-
Gross profit	15,000	477,500	15,000	100.00%

Operating expenses:
Selling, general and administrative	17,056	15,408	1,648	10.70%
Other operating expenses	104,120	44,008	59,752	134.67%
Total operating expenses	121,176	59,416	61,760	103.95%
Operating loss	(106,176)	(59,416)	(46,760)	78.70%

Other (expense) income:
Interest income	-	1,212	(1,212)	-100.00%
Forgiveness of debt and accrued interest	336,786	-	336,786	100.00%
Loss on issuance on notes payable	(2,600,575)	-	(2,600,575)	100.00%
Gain (loss) on derivative liability	18,937,780	1,233,967	17,703,813	1,434.71%
Amortization of debt discounts	(141,704)	(1,076,357)	(934,653)	-86.83%
Interest expense	(59,561)	(17,406)	42,155	242.19%
Total other income	16,472,726	141,416	16,331,310	11,548.41%
Gain before income taxes	16,366,550	559,500	16,281,550	19,154.76%
Income tax expense	-	-	-	-
Net gain	16,366,550	559,500	16,281,550	19,154.76%

Revenue

Revenues generated for the three months ended March 31, 2021 and 2020 were $15,000 and $548,350, respectively.

Cost of Revenues

For the three months ended March 31, 2021 and 2020, cost of revenues was $- and $70,850, respectively.

Gross Profit

For the three months ended March 31, 2021 and 2020, gross profit was $15,000 and $477,500, respectively.

Operating Expenses

Selling, general and administrative expenses were $17,056 and $15,408 for the three months ended March 31, 2021 and 2020, respectively, representing an increase of $1,648, or 10.70%. The Company’s selling, general and administrative expenses increased due to the operations of the Company’s subsidiary, Market on Main, LLC.

Other (Expenses) Income

Other income was $16,472,726 and $141,416 for the three months ended March 31, 2021 and 2020, respectively, representing an increase of $16,331,310, or 11,548.41%. The other (expenses) income for the three months ended March 31, 2021 included amortization of debt discounts of ($141,704), interest expense of ($59,561), gain on derivative liability of $18,937,780 and forgiveness of debt and accrued interest of $336,786.

Income tax expense

There was no income tax expense for the three months ended March 31, 2021 and 2020.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

The following table sets forth information comparing the components of net (loss) income for the nine months ended March 31, 2021 and 2020:

	Nine Months Ended March 31,		Period over Period Change
	2021	2020	$	%
Revenues, net	$15,000	$548,350	$-533,350	-97.26%
Cost of revenues	-	70,850	-70,850	-100.00%
Gross profit	15,000	477,500	-462,500	-96.86%

Operating expenses:
Selling, general and administrative	161,766	33,488	126,270	377.06%
Other operating expenses	165,386	176,368	(10,982)	-6.23%
Total operating expenses	327,152	209,856	117,296	55.89%
Operating (loss) income	(312,152)	267,644	(579,796)	-216.63%

Other (expense) income:
Investment income	12,197	-	12,197	100.00%
Interest income	-	1,859	(1,859)	-100.00%
Forgiveness of debt and accrued interest	336,786	-	336,786	100.00%
Gain on derivative liability	433,147	223,201	209,946	94.06%
Loss on issuance of notes payable	(2,715,865)	-	(2,715,865)	100%
Amortization of debt discounts	(763,883)	(1,246,642)	(482,759)	-38,72%
Interest expense	(150,965)	(30,154)	120,811	400.65%
Total other expenses	(2,848,583)	(1,051,736)	1,796,847	170.85%
Loss before income taxes	(3,160,735)	(1,051,736)	2,108,999	200.53%
Income tax expense	-	-	-	-
Net loss	(3,160,735)	(784,092)	2,376,643	303.11%

Revenue

Revenues generated for the nine months ended March 31, 2021 and 2020 were $15,000 and $548,350, respectively. The Company’s revenue decreased for the three months ended March 31, 2021 as the Company sold all CBD inventory during the March 31, 2020 period.

Cost of Revenues

For the nine months ended March 31, 2021 and 2020, cost of revenues was $- and $70,850, respectively.

Gross Profit

For the nine months ended March 31, 2021 and 2020, gross profit was $15,000 and $477,500, respectively.

Operating Expenses

Selling, general and administrative expenses were $161,766 and $33,488 for the nine months ended March 31, 2021 and 2020, respectively, representing an increase of $126,270, or 377.06%. The Company’s selling, general and administrative expenses increased due to the initiated operations of the Company’s subsidiary, Market on Main, LLC.

Other (Expenses) Income

Other (expenses) income were ($2,848,583) and ($1,051,736) for the nine months ended March 31, 2021 and 2020, respectively, representing an increase of $1,796,847, or 170.85%. The other (expenses) income for the nine months ended March 31, 2021 included amortization of debt discounts of ($763,883), interest expense of ($150,965), gain on derivative liability of $433,147, loss on issuance of notes payable of ($2,715,865) and investment income of $12,197.

Income tax expense

There was no income tax expense for the nine months ended March 31, 2021 and 2020.

Liquidity and Capital Resources

The following table summarizes the cash flows for the nine months ended March 31, 2021 and 20120:

	March 31, 2021	March 31, 2020
Cash Flows:

Net cash (used in) provided by operating activities	$(116,000)	$227,785
Net cash used in investing activities	-	(1,383,009)
Net cash provided by (used in) financing activities	129,089	1,168,923

Net increase (decrease) in cash	13,089	13,699
Cash at beginning of period	25	-

Cash at end of period	$13,114	$13,699

As of March 31, 2021, the Company had $5,175 in cash.

We had cash (used in) provided by operating activities of ($116,000) for the nine months ended March 31, 2021, compared to cash provided by operating activities of $277,785 for the nine months ended March 31, 2020.

We had cash (used in) investing activities of $- and ($1,383,009) for the nine months ended March 31, 2021 and 2020, respectively.

We had cash provided by financing activities of $129,089 and $1,168,923 for the nine months ended March 31, 2021 and 2020, respectively, of which $215,392 was repayments under notes payable and $340,000 borrowings from notes payable during the nine months ended March 31, 2021.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the six months ended March 31, 2021 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

On February 9, 2021, the Company filed a Complaint for Declaratory Judgment in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against Fortis Holdings, Ltd, Wayfarer Management, Ltd, Flash Funding, Inc. and OTC Capital Partners, LLC (together, the “Defendants”). The Complaint cites errors and improper inclusions of transfers that are void for fraud or want of consideration. Plaintiff is not seeking monetary relief in this action, but rather a declaratory decree establishing that the transactions with the named Defendants are void, erroneous or cancellable. As of the date of this filing, three of the Defendants have failed to answer the Claim. The Company has filed a Motion for Clerk Defaults against two of the Defendants. The Company is in settlement negotiations with the one remaining Defendant.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

Issuance of common stock- Nine months ended March 31, 2021

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

On January 14, 2021, the Company issued 500,000,000 shares of restricted common stock with a fair market value of $900,000 to a noteholder in satisfaction of $20,000 principal against the note dated June 3, 2019.

On January 19, 2021, the Company issued 300,000,000 shares of restricted common stock with a fair market value of $1,200,000 to a noteholder in satisfaction of $42,000 principal against the note dated November 30, 2019.

On January 21, 2021, the Company issued 194,610,447 shares of restricted common stock with a fair market value of $1,264,968 to a noteholder in satisfaction of $1,946 principal against the note dated January 24, 2018.

On February 22, 2021, the Company issued 150,000,000 shares of restricted common stock with a fair market value of $1,710,000 to a noteholder in satisfaction of $1,946 in penalties against the note dated January 24, 2018.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit	Description

3.1	Articles of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.2	Amended and Restated Certificate of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.3	Certificate of Designation, Rights, Preferences and Limitations of Series A 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.4	Certificate of Designation, Rights, Preferences and Limitations of Series B 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.5	Certificate of Merger of Interactive Flight Technologies, Inc. into Global Technologies, Ltd (previously filed with Form 10 on June 8, 2020)
3.6	Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.7	Certificate of Designation, Rights, Preferences and Limitations of Series D Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.8	Certificate of Designation, Rights, Preferences and Limitations of Series E 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.9	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (previously filed with Form 10 on June 8, 2020)
3.10	Foreign Profit Corporation Articles of Continuance filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.11	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.12	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.13	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Delaware (previously filed with Amendment No. 1 to Form 10 on July 24, 2020)
3.14	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Delaware (previously filed with Form 10 on June 8, 2020)
3.15	Amended and Restated Bylaws of Global Technologies, Ltd (previously filed with Form 8-K on January 21, 2021)
4.1	Specimen Certificate common stock (previously filed with Form 10 on June 8, 2020)
10.1	Board of Directors Services Agreement with Jimmy Wayne Anderson dated January 26, 2018 (previously filed with Form 10 on June 8, 2020)
10.2	Convertible Note between the Company and Tri-Bridge Ventures, LLC dated January 24, 2018 (previously filed with Form 10 on June 8, 2020)
10.3	Convertible Note between the Company and Tri-Bridge Ventures, LLC dated February 16, 2018 (previously filed with Form 10 on June 8, 2020)

10.4	Convertible Note between the Company and Valvasone Trust dated June 3 2018 (previously filed with Form 10 on June 8, 2020)
10.5	Convertible Note between the Company and Jody A. DellaDonna dated June 29, 2018 (previously filed with Form 10 on June 8, 2020)
10.6	Convertible Note between the Company and Around the Clock Partners, LP dated July 27, 2018 (previously filed with Form 10 on June 8, 2020)
10.7	Indemnification Agreement between the Company and Jimmy Wayne Anderson dated January 25, 2018 (previously filed with Form 10 on June 8, 2020)
10.8	Consulting Agreement between Global Technologies, Ltd and Sylios Corp dated August 22, 2019 (previously filed with Form 10 on June 8, 2020)
10.9	Securities Purchase Agreement between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.10	Convertible Promissory Note between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.11	Common Stock Purchase Warrant Agreement between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.12	TCBM, LLC Purchase and Sale Agreement dated November 30, 2019 (previously filed with Form 10 on June 8, 2020)
10.13	Convertible Promissory Note between Global Technologies, Ltd and Jetco Holdings, LLC dated March 20, 2020 (previously filed with Form 10 on June 8, 2020)
10.14	Securities Purchase Agreement between Global Technologies, Ltd and Jetco Holdings, LLC dated March 20, 2020 (previously filed with Form 10 on June 8, 2020)
10.15	Consulting Agreement between Global Technologies, Ltd and Brian McFadden dated January 2, 2020 (previously filed with Form 10 on June 8, 2020)
10.16	Consulting Agreement between Global Technologies, Ltd and Timothy Cabrera dated January 2, 2020 (previously filed with Form 10 on June 8, 2020)
10.17	Asset Purchase Agreement between HMNRTH, LLC, TCBM Holdings, LLC and Edison Nation, Inc. and Scalematix, LLC dated March 11, 2020 (previously filed with Form 10 on June 8, 2020)
10.18	Quality Agreement between HMNRTH, LLC and Nutralife Biosciences dated September 23, 2019 (previously filed with Amendment No. 2 to Form 10 on August 10, 2020)
10.19	Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest (previously filed with Form 8-K on September 4, 2020)
10.20	Convertible Promissory Note between Global Technologies, Ltd. and Graphene Holdings, LLC dated September 3, 2020 (previously filed with Form 8-K on September 4, 2020)
10.21	Securities Purchase Agreement between Global Technologies, Ltd and Graphene Holdings, LLC dated September 9, 2020 (previously filed with Form 8-K on September 22, 2020)
10.22	Convertible Promissory Note between Global Technologies, Ltd and Graphene Holdings, LLC dated September 9, 2020 (previously filed with Form 8-K on September 22, 2020)
10.23	Platform License Agreement between Markets on Main, LLC and Honey Badger Media, LLC dated November 5, 2020 (previously filed with Form 10-K on December 18, 2020)
10.24	Amendment to Management Agreement dated December 28, 2020 (previously filed with Form 8-K on January 7, 2021)
10.25	Convertible Promissory Note between Global Technologies, Ltd and Tri-Bridge Ventures, LLC dated January 20, 2021 (previously filed with Form 10-Q on February 16, 2021)
10.26	Complaint for Declaratory Judgment dated February 9, 2021 (previously filed with Form 8-K on February 12, 2021)
20.27	Convertible Promissory Note between Global Technologies, Ltd and Tri-Bridge Ventures, LLC dated February 22, 2021 (previously filed with Form 8-K on March 8, 2021)
21.1	Articles of Organization for Markets on Main, LLC dated April 2, 2020 (previously filed with Form 10 on June 8, 2020)
21.2	Certificate of Formation TCBM Holdings, LLC dated (previously filed with Form 10 on June 8, 2020)
21.3	Certificate of Formation of HMNRTH, LLC dated July 30, 2019 (previously filed with Form 10 on June 8, 2020)
21.4	Certificate of Formation of 911 Help Now, LLC dated February 2, 2018 (previously filed with Form 10 on June 8, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

*	Filed herewith
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TECHNOLOGIES, LTD

By:	/s/ Jimmy Wayne Anderson
Jimmy Wayne Anderson
President

Date:	May 24, 2021

