Form 10-K
period 2021-06-30
GLOBAL TECHNOLOGIES LTD
filed 2021-10-13
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES ☒ NO

The aggregate market value on December 31, 2020 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $9,495,747. The registrant does not have non-voting common stock outstanding.

As of October 13, 2021, there were 14,680,293,609 shares of registrant’s Class A common stock outstanding.

USE OF MARKET AND INDUSTRY DATA

This Annual Report on Form 10-K includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report on Form 10-K are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report on Form 10-K or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Annual Report on Form 10-K to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report on Form 10-K.

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;

●	risk that we fail to meet the requirements of the agreements under which we acquired our business interests, including any cash payments to the business operations, which could result in the loss of our right to continue to operate or develop the specific businesses described in the agreements;

●	risk that we will be unable to secure additional financing in the near future in order to commence and sustain our planned development and growth plans;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations;

●	risks and uncertainties relating to the various industries and operations we are currently engaged in;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future growth, development or expansion will not be consistent with our expectations;

●	risks related to the inherent uncertainty of business operations including profit, cost of goods, production costs and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;

●	risks related to environmental regulation and liability;

●	risks related to tax assessments; and

●	other risks and uncertainties related to our prospects, properties and business strategy.

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

2

PART I

Item 1. Business.

Overview

Global Technologies, Ltd is a publicly quoted company that was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd. Our principal executive offices are located at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and our telephone number is (727) 482-1505. Our website address is www.globaltechnologiesltd.info. The information provided on our website is not part of this Annual Report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this Annual Report.

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

On November 30, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) for the purchase of TCBM Holdings, LLC (“TCBM”). Under the terms of the Agreement, the Company issued a Convertible Promissory Note (the “Note”) in the amount of $2,000,000 to Jetco Holdings, LLC for the purchase of all issued and outstanding membership units of TCBM and its subsidiaries, HMNRTH, LLC and 911 Help Now, LLC. As of March 15, 2021, the outstanding principal and interest on the Note were $503,714 and $46,485, respectively. On this same date, the Holder agreed to forgive $253,714 in outstanding principal and all outstanding interest leaving a remaining principal balance of $250,000. On March 15, 2021, the Company issued the Holder fifty (50) shares of the Company’s Series L Preferred Stock in satisfaction of the $250,000 principal balance. As of June 30, 2021, there was no outstanding principal or interest due. Please see NOTE F - NOTES PAYABLE, THIRD PARTIES for further information.

On March 11, 2020, the Company, through its two wholly owned subsidiaries, HMNRTH, LLC (the “Seller”) and TCBM Holdings, LLC (the “Owner”) (together Seller and Owner the “Selling Parties”) entered into an Asset Purchase Agreement (the “Agreement”) with Edison Nation, Inc. and its wholly owned subsidiary, Scalematix, LLC (together the “Buyer”), for the sale of certain assets in the health and wellness industry and related consumer products industry. Under the terms of the Agreement, Buyer was to remit $70,850 via wire transfer at Closing and issue to a representative of the Selling Parties Two Hundred Thirty-Eight Thousand Seven Hundred and Fifty (238,750) shares of restricted common stock. In addition, the Selling Parties shall have the right to additional earn out compensation based upon the following metrics: (i) at such time as the purchased assets achieve cumulative revenue of $2,500,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock; and (ii) at such time as the purchased assets achieve cumulative revenue of $5,000,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock. The Closing of the transaction occurred on March 11, 2020. As of the date of this filing, the Company has received the 238,750 shares of restricted common stock valued at $477,500 and the $70,850 in cash compensation due under the terms of the Agreement. The shares and cash compensation were subsequently transferred to the principal of Jetco Holdings, LLC as payment against the November 30, 2019 Convertible Promissory Note issued to Jetco Holdings, LLC.

On September 3, 2020, the Company entered into a Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest in order to facilitate the transfer of 25 Membership Units (the “Units”) issued by Global Clean Solutions, LLC (“Global”) and held in the name of Graphene Holdings, LLC (“Graphene”) to the Company. In exchange for the transfer of the Units to the Company, the Company issued to Graphene a Convertible Promissory Note (the “Note”) in the amount of $250,000. Please see NOTE F - NOTES PAYABLE, THIRD PARTIES and NOTE M - SUBSEQUENT EVENTS for further information.

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

Investments:

Global Clean Solutions, LLC Investment

Global Clean Solutions (“Global Clean”) was founded as a special purpose entity in the Personal Protective Equipment Industry during the initial stages of the pandemic in 2020. Its management set out with a simple mission; deliver customers PPE while removing the panic from the pandemic. Global Clean has created a solid and repeatable foundation and is able to satisfy the needs of both government municipalities and corporations that many companies have tried, and few have succeeded.

●	Direct to factory relationships
●	Proprietary hand sanitizer ready to ship
●	Funding programs available
●	Government contract expertise
●	Overseas production capabilities
●	Distribution centers in CA and FL

The Company elected to impair its investment in Global Clean as it does not anticipate generating any further revenue from this investment.

Services:

Consulting Services

On May 10, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with CoroWare, Inc. (“CoroWare”). Under the terms of the Agreement, the Company is to prepare the following financial reports for CoroWare: (i) Registration Statement and all subsequent amendments, (ii) Quarterly Reports for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021, and (iii) Annual Report for the period ended December 31, 2021. The Agreement shall have a term one (1) year or until CoroWare’s Annual Report is filed with OTC Markets or the SEC. The Company shall be compensated a total of $45,000 in three equal payments of $15,000.

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

Revenue

For the years ended June 30, 2021 and 2020, we had $15,000 and $548,350 in revenue. Our revenue for the twelve months ended June 30, 2021 was 100% comprised from consulting services from one client. Our revenue for the twelve months ended June 30, 2020 was 100% comprised of the sale of hemp and CBD inventory through our subsidiary, HMNRTH, LLC.

Research and development

For the twelve months ended June 30, 2021 and 2020, we had $0 and $0 research and development costs, respectively.

Employees

Currently, Global Technologies has one part-time employee who devotes approximately 10-15 hours per week to the Company’s operations. We intend on retaining additional officers, ancillary staff and consultants during the fiscal year ended June 30, 2022 as our operational subsidiaries further their business plans.

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

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

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

Intellectual Property

We own no intellectual property.

Corporate Information

Our principal executive offices are located at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701. Our telephone number is (727) 482-1505.

Available Information

Our website, www.globaltechnologiesltd.info, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The information provided on our website is not part of this Annual Report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this Annual Report. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

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

As of June 30, 2021, we had an accumulated deficit of $165,166,022 and a stockholders’ deficit of approximately $1,045,063.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended June 30, 2021 and 2020, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

Certain conflicts of interest may exist between our sole director and us. Our sole Director has other business interests to which he devotes his attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See “Directors and Executive Officers” (page 31 below), and “Conflicts of Interest” (page 32 below).

We may depend upon outside consultants/advisors; who may not be available on reasonable terms and as needed.

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

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2021 and 2020 for the reasons discussed below:

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2021:

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

We anticipate the need to raise approximately $1,000,000 in capital to fund our operations through June 30, 2022. We expect to use these cash proceeds, primarily to identify new business opportunities and possible acquisitions. We cannot guarantee that we will be able to raise these required funds or generate sufficient revenue to remain operational.

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

At the present time, the Company is not classified as a “shell company” under Rule 405 of the Securities Act.

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

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. On July 16, 2019, the Company’s Board of Directors approved the designation of two new series of preferred stock, Series K Super Voting Preferred Stock (3 shares authorized) and Series L Preferred Stock (500,000 shares authorized).

At present, we have authorized 5,000,000 shares of Preferred Stock with 258 and 13 shares outstanding at June 30, 2021 and 2020, respectively. In the event of issuance of additional shares, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Please see NOTE I - CAPITAL STOCK for further information.

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

We are authorized to issue up to 14,991,000,000 shares of common stock, of which 14,680,293,609 and 12,189,293,609 shares of common stock are issued and outstanding as of June 30, 2021 and June 30, 2020, respectively. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future. Please see NOTE-I CAPITAL STOCK for further information.

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

As of June 30, 2021, we had (i) outstanding Convertible Promissory Notes in an aggregate principal amount of $649,750, which are convertible for up to 373,473,068 shares of our Class A Common Stock based on a closing stock price of $0.0032 and inherit conversion features; and (ii) 255 shares of Series L Preferred Stock outstanding, which are convertible into 587,557,604 shares of our Class A Common Stock based on a closing stock price of $0.0032 and the inherit conversion feature.

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

Because directors and officers currently and for the foreseeable future will continue to control Global Technologies, it is not likely that you will be able to elect directors or have any say in the policies of the Company

Our shareholders are not entitled to cumulative voting rights. Consequently, the election of directors and all other matters requiring shareholder approval will be decided by majority vote. The directors, officers and affiliates of Global Technologies beneficially own approximately 30% of our outstanding common stock either through direct ownership or through another class of capital stock that may be convertible into shares of our common stock. Due to such significant ownership position held by our insiders, new investors may not be able to effect a change in our business or management, and therefore, shareholders would have no recourse as a result of decisions made by management. Our President, Jimmy Wayne Anderson, owns 90,000,000 shares of the Company’s Class A Common Stock, 3 shares of Series K Super Voting Preferred stock and 18 shares of Series L Preferred stock convertible into 41,474,654 based on a conversion price of $0.00217. Sylios Corp, an entity controlled by Mr. Anderson, owns 10 shares of Series L Preferred stock convertible into 23,041,475 based on a conversion price of $0.00217. Our President is also the control person for one of the entities, Around the Clock Partners, LP (“ATC”), that owns 40 shares of Series L Preferred stock convertible into 92,165,899 based on a conversion price of $0.00217. As of the date of this filing, our President would have voting rights equal to 297,300,901,491 shares (90,000,000 shares of common, 4,145,024,151 votes through the issuance of the Company’s Series L Preferred Stock and 293,605,877,340 votes through the issuance of the Company’s Series K Preferred Stock for a total of 297,300,901,491 votes) out of a total of 366,467,346,417 votes available to vote on matters brought before shareholders, or 81.13%.

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

On February 9, 2021, the Company filed a Complaint for Declaratory Judgment in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against Fortis Holdings, Ltd, Wayfarer Management, Ltd, Flash Funding, Inc. and OTC Capital Partners, LLC (together, the “Defendants”). The Complaint cites errors and improper inclusions of transfers that are void for fraud or want of consideration. Plaintiff is not seeking monetary relief in this action, but rather a declaratory decree establishing that the transactions with the named Defendants are void, erroneous or cancellable. As of the date of this filing, three of the Defendants have failed to answer the Claim. The Company has filed a Motion for Clerk Defaults against three of the Defendants. On August 18, 2021, the Company filed a Notice without Prejudice dropping OTC Capital Partners, LLC as a defendant. On September 10, 2021, the Company filed a Motion for Entry of Default Judgment, the same was heard and granted on October 5, 2021 during a status conference of the pending case. The Final Judgement was submitted for Execution to the Judge on October 5, 2021. To date, the Company has yet to receive the executed Final Judgment from the Court but expects the same to be entered shortly.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted under the symbol “GTLL” on the OTC Markets “PINK.” The following information reflects the high and low bid prices of the Company’s common stock on the OTC Markets “PINK.”

Quarterly period	Low	High
Fiscal year ended June 30, 2021:
First Quarter	$0.0001	$0.0002
Second Quarter	$0.0001	$0.0009
Third Quarter	$0.0005	$0.0359
Fourth Quarter	$0.0021	$0.0058

Fiscal year ended June 30, 2020:
First Quarter	$0.000001	$0.0001
Second Quarter	$0.000001	$0.0001
Third Quarter	$0.000001	$0.0001
Fourth Quarter	$0.000001	$0.0001

Holders of Record

The Company had approximately 149 holders of record of our Class A Common Stock as of October 11, 2021.

Dividends

We have never paid cash dividends on any of our capital stock, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

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

Year ended June 30, 2021

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

A total of 1,260,000,000 shares of common stock were returned to the Company during the year ended June 30, 2021 to be retired.

Year ended June 30, 2020

None

Warrants:

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

Overview

Global Technologies, Ltd is a publicly quoted company that was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd. Our principal executive offices are located at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and our telephone number is (727) 482-1505. Our website address is www.globaltechnologiesltd.info. The information provided on our website is not part of this Annual Report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this Annual Report.

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

On November 30, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) for the purchase of TCBM Holdings, LLC (“TCBM”). Under the terms of the Agreement, the Company issued a Convertible Promissory Note (the “Note”) in the amount of $2,000,000 to Jetco Holdings, LLC for the purchase of all issued and outstanding membership units of TCBM and its subsidiaries, HMNRTH, LLC and 911 Help Now, LLC. As of March 15, 2021, the outstanding principal and interest on the Note were $503,714 and $46,485, respectively. On this same date, the Holder agreed to forgive $253,714 in outstanding principal and all outstanding interest leaving a remaining principal balance of $250,000. On March 15, 2021, the Company issued the Holder fifty (50) shares of the Company’s Series L Preferred Stock in satisfaction of the $250,000 principal balance. As of June 30, 2021, there was no outstanding principal or interest due. Please see NOTE F - NOTES PAYABLE, THIRD PARTIES for further information.

On March 11, 2020, the Company, through its two wholly owned subsidiaries, HMNRTH, LLC (the “Seller”) and TCBM Holdings, LLC (the “Owner”) (together Seller and Owner the “Selling Parties”) entered into an Asset Purchase Agreement (the “Agreement”) with Edison Nation, Inc. and its wholly owned subsidiary, Scalematix, LLC (together the “Buyer”), for the sale of certain assets in the health and wellness industry and related consumer products industry. Under the terms of the Agreement, Buyer was to remit $70,850 via wire transfer at Closing and issue to a representative of the Selling Parties Two Hundred Thirty-Eight Thousand Seven Hundred and Fifty (238,750) shares of restricted common stock. In addition, the Selling Parties shall have the right to additional earn out compensation based upon the following metrics: (i) at such time as the purchased assets achieve cumulative revenue of $2,500,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock; and (ii) at such time as the purchased assets achieve cumulative revenue of $5,000,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock. The Closing of the transaction occurred on March 11, 2020. As of the date of this filing, the Company has received the 238,750 shares of restricted common stock valued at $477,500 and the $70,850 in cash compensation due under the terms of the Agreement. The shares and cash compensation were subsequently transferred to the principal of Jetco Holdings, LLC as payment against the November 30, 2019 Convertible Promissory Note issued to Jetco Holdings, LLC.

On September 3, 2020, the Company entered into a Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest in order to facilitate the transfer of 25 Membership Units (the “Units”) issued by Global Clean Solutions, LLC (“Global”) and held in the name of Graphene Holdings, LLC (“Graphene”) to the Company. In exchange for the transfer of the Units to the Company, the Company issued to Graphene a Convertible Promissory Note (the “Note”) in the amount of $250,000. Please see NOTE F - NOTES PAYABLE, THIRD PARTIES and NOTE M - SUBSEQUENT EVENTS for further information.

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

Investments:

Global Clean Solutions, LLC Investment

Global Clean Solutions (“Global Clean”) was founded as a special purpose entity in the Personal Protective Equipment Industry during the initial stages of the pandemic in 2020. Its management set out with a simple mission; deliver customers PPE while removing the panic from the pandemic. Global Clean has created a solid and repeatable foundation and is able to satisfy the needs of both government municipalities and corporations that many companies have tried, and few have succeeded.

●	Direct to factory relationships
●	Proprietary hand sanitizer ready to ship
●	Funding programs available
●	Government contract expertise
●	Overseas production capabilities
●	Distribution centers in CA and FL

The Company elected to impair its investment in Global Clean as it does not anticipate generating any further revenue from this investment.

Services:

Consulting Services

On May 10, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with CoroWare, Inc. (“CoroWare”). Under the terms of the Agreement, the Company is to prepare the following financial reports for CoroWare: (i) Registration Statement and all subsequent amendments, (ii) Quarterly Reports for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021, and (iii) Annual Report for the period ended December 31, 2021. The Agreement shall have a term one (1) year or until CoroWare’s Annual Report is filed with OTC Markets or the SEC. The Company shall be compensated a total of $45,000 in three equal payments of $15,000.

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

Results from Operations – For the years ended June 30, 2021 and June 30, 2020.

Our results of operations for the years ended June 30, 2021 and 2020 are summarized below:

	June 30, 2021	June 30, 2020
Gross revenues	$15,000	$548,350
Cost of goods sold	-	70,850
Total Operating expenses	366,804	709,736
Income (loss) from Operations	(351,804)	(232,236)
Other (Expense)	(3,876,857)	(318,705)
Net Loss	(4,228,661)	(550,941)
Net loss per share- basic and diluted	$(0.00)	$(0.00)

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

For the years ended June 30, 2021 and 2020, we generated $15,000 and $548,350 in revenue, respectively. Our revenue for the year ended June 30, 2021 was 100% comprised of consulting revenue with one customer. Our revenue for the year ended June 30, 2020 was 100% comprised of the sale of hemp and CBD inventory through our subsidiary. HMNRTH, LLC. The sale of inventory was part of the normal operations of the Company, and it is anticipated that we will recognize similar operating activity with other customers during fiscal 2022. The lack of revenue from HMNRTH during the year ended June 30, 2021 was largely attributable to the Company’s inability to raise capital for inventory. The Company is in discussions with the manufacturer of its CBD products to formulate two new flavors upon successful financing.

For the years ended June 30, 2021 and 2020, our cost of goods sold was $0 and $70,850, respectively. The makeup of the cost of goods sold for the year ended June 30, 2020 was 100% comprised of costs for the development and production of the hemp and CBD products sold.

Operating Expenses

Our operating expenses were $366,804 and $709,736 for years ended June 30, 2021 and 2020, respectively.

We incurred $0 and $0 in advertising expenses for the years ended June 30, 2021 and 2020, respectively.

We incurred $80,000 (including $40,000 stock-based compensation) and $80,000 (including $40,000 stock-based compensation) in officer and director related expenses for years ended June 30, 2021 and 2020, respectively. The Company anticipates that these expenses will increase during fiscal 2022 as the Company expands the operations of Markets on Main and the Company will need to expand its management and ancillary staff.

Loss from Operations

The Company’s loss from operations increased to $(351,804) for the year ended June 30, 2021 from $(232,236) in 2020, an increase of $(119,568). The increase in loss from operations is largely attributable to a decrease in revenue and increase in selling, general and administrative expenses during the year ended June 30, 2021.

Other Income (Expenses)

Other Income (Expenses) included interest expense, interest income, gain on derivative liability, investment income, forgiveness of debt and accrued interest, loss on issuance of convertible notes and amortization of debt discounts in the amount of $(3,876,857) during the year ended June 30, 2021 as compared to $(318,705) the year ended June 30, 2020. The increase in other income (expenses) during the year ended June 30, 2021 is largely attributable to the Company’s loss on issuance of convertible notes in the amount of $(2,759,425), amortization of debt discounts in the amount of $(841,124) and impairment of goodwill in the amount of $(473,322).

Net Income (Loss)

For the year ended June 30, 2021, our net loss increased to $(4,228,661), as compared to a net loss of $(550,941) for the year ended June 30, 2020, an increase of $(3,677,720). The increase in net loss is largely attributable to the Company’s loss on issuance of convertible notes, amortization of debt discounts and impairment of goodwill.

Liquidity and Capital Resources

Cash on Hand

Our cash on hand as of June 30, 2021 and June 30, 2020 was $56,300 and $25, respectively.

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

Notes payable, third parties

Our Notes payable third parties were $649,750 and $1,293,027 at June 30, 2021 and June 30, 2020, respectively. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for a full schedule of all notes payable to third parties, including issue date, maturity date and interest rate.

Notes payable, related parties

Our Note payable related party was $0 and $124,800 June 30, 2021 and June 30, 2020, respectively. Please see NOTE G – NOTE PAYABLE, RELATED PARTY for a full schedule of all notes payable to related parties, including issue date, maturity date and interest rate.

Use of Cash

We had net cash provided (used) in operating activities for the years ended June 30, 2021 and June 30, 2020 of $(141,564) and $(176,789), respectively.

We had net cash provided (used) in investing activities for the years ended June 30, 2021 and June 30, 2020 of $- and $-, respectively.

We had net cash provided (used) by financing activities for the years ended June 30, 2021 and June 30, 2020 of $197,839 and $176,814, respectively.

Our cash flows for the years ended June 30, 2021 and 2020 are summarized below:

	Year Ended June 30, 2021	Year Ended June 30, 2020
Net cash provided (used) in operating activities	$(141,564)	$(176,789)
Net cash (used) by investing activities	$-	$-
Net cash provided by financing activities	$197,839	$176,814
Net Change in Cash	$56,275	$25
Cash at beginning of period	$25	$-
Cash at end of period	$56,300	$25

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Global Technologies, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Technologies, Ltd. (“the Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ (deficiency), and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill – Refer to Note C of the Financial Statements

Description of the Critical Audit Matter

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. Goodwill is subject to annual impairment tests, and if it is determined to be impaired, goodwill is written down to fair value.

We identified the Company's goodwill as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of its reporting units, especially considering the lack of recent operations and impact of the COVID-19 pandemic.  This required a high degree of auditor judgment, and an increased extent of effort was required when performing the audit procedures to evaluate the methodology and the reasonableness of related assumptions. In particular, fair value estimates are sensitive to significant assumptions and factors such as expectations about future market and economic conditions, revenue growth rates, strategic plans, and historical operating results, among others.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s valuation of goodwill consisted of the following, among others:

1.	We obtained an understanding of management’s process to estimate the fair value of its reporting units and ensure the accuracy of key data used in their estimation process.

2.	We evaluated management's knowledge and skill to accurately forecast net sales and earnings.

3.	We evaluated management's forecasts including net sales and cost of goods sold for reasonableness by obtaining supporting evidence for assumptions and estimates related to management's forecasts and comparing forecast assumptions and estimates with information provided by the Company.

4.	We evaluated the assumptions used by management, including testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing those to the rates, selected by management.

We have served as the Company’s auditor since 2019.

Spokane, Washington
October 13, 2021

GLOBAL TECHNOLOGIES, LTD

CONSOLIDATED BALANCE SHEETS

	June 30, 2021		June 30, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents		$56,300		$25
Accounts receivable		-		70,580
Prepaid director’s compensation		12,000		-
Loans receivable		-		104,812
Loan receivable, other		3,782		8,691
Total current assets		72,082		184,108
Property and equipment, less accumulated depreciation of $8,226 and $3,030		28,137		33,333
Goodwill		473,323		1,346,646
Total other assets		501,460		1,379,979
TOTAL ASSETS		$573,542		$1,564,087

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable		$4,123		$512,585
Accrued default interest		40,216		-
Accrued interest		18,975		75,510
Accrued director’s compensation		-		79,803
Notes payable-third parties		649,750		1,293,027
Loans payable, related party		11,999		525
Note payable-related party		-		124,800
Default principal, notes payable-third parties		137,200		-
Debt discounts		(251,235)		(453,608)
Derivative liability		1,007,577		1,420,455
Total current liabilities		1,618,605		3,053,097

TOTAL LIABILITIES		$1,618,605		$3,053,097

STOCKHOLDERS’ DEFICIENCY
Preferred stock; 5,000,000 shares authorized, $.01 par value:	$		$
Series K; 3 shares authorized, par value $0.01, as of June 30, 2021 and 2020, there are 3 and 3 shares outstanding, respectively		-		-
Series L; 500,000 shares authorized, par value $0.01, as of June 30, 2021 and 2020, there are 255 and 10 shares outstanding, respectively		3		-
Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of June 30, 2021 and 2020, there are 14,680,293,609 and 12,189,293,609 shares outstanding, respectively		1,468,029		1,218,929
Additional paid- in capital Class A common stock		161,225,814		158,069,422
Additional paid- in capital preferred stock		1,282,310		60,000
Common stock to be issued		144,803		100,000
Accumulated deficit		(165,166,022)		(160,937,361)
Total stockholders’ deficiency		(1,045,063)		(1,489,010)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		$573,542		$1,564,087

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2021 and 2020

	2021	2020
Revenue earned
Revenue	$15,000	$548,350
Cost of goods sold	-	70,850
Gross profit	15,000	477,500

Operating Expenses
Officer and director compensation, including stock-based compensation of $40,000 and $40,000, respectively	80,000	80,000
Consulting services	1,700	550,000
Depreciation expense	5,196	3,030
Professional services	106,612	25,636
Selling, general and administrative	173,296	51,070

Total operating expenses	366,804	709,736

Loss from operations	(351,804)	(232,236)

Other income (expense)
Gain on derivative liability	436,326	2,190,053
Interest income	-	1,860
Investment income from Global Clean Solutions, LLC	12,197	-
Write-off of Global Clean Solutions, LLC	(250,000)	-
Forgiveness of debt and accrued interest	336,786	-
Impairment of goodwill	(473,322)	-
Interest expense	(112,593)	(60,179)
Default principal and interest expense	(225,702)	-
Loss on issuance of convertible notes	(2,759,425)	(873,048)
Amortization of debt discounts	(841,124)	(1,577,391)

Total other income (expense)	(3,876,857)	(318,705)

Loss before provision for income taxes	(4,228,661)	(550,941)

Provision for income taxes	-	-

Net loss	$(4,228,661)	$(550,941)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	14,977,786,974	12,189,293,609

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)

For the years ended June 30, 2021 and 2020

	Series K Preferred		Series L Preferred				Common Stock to	Additional
	stock		stock		Common Stock		be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at June 30, 2019	-	$-	-	$-	12,189,293,609	$1,218,929	60,000	$158,069,422	$(160,386,420)	$(1,038,069)
Issuance of Series L preferred stock in satisfaction of compensation due for consulting fees	-	-	10	-	-	-	-	50,000	-	50,000
Issuance of Series K preferred stock in satisfaction of services rendered as an officer	3	-	-	-	-	-	-	10,000	-	10,000
Common stock for services	-	-	-	-	-	-	40,000	-	-	40,000
Net loss for the year ended June 30, 2020	-	-	-	-	-	-	-	-	(550,941)	(550,941)
Balances at June 30, 2020	3	$-	10	$-	12,189,293,609	$1,218,929	100,000	$158,129,422	$(160,937,361)	$(1,489,010)
Issuance of common stock to a noteholder in lieu of cash payment for principal and fees in the amount of $196,765	-	-	-	-	3,751,000,000	375,100	-	3,184,634	-	3,559,734
Issuance of Series L Preferred stock in satisfaction of note payable	-	-	84	1				424,538	-	424,539
Issuance of Series L Preferred stock in satisfaction of note payable, related party			40	-	-	-	-	203,532	-	203,532
Issuance of Series L Preferred stock as reimbursement for shares returned to the Company	-	-	21	1	-	-	-	64,999	-	65,000
Issuance of Series L Preferred stock in satisfaction of consulting fees	-	-	100	1	-	-	-	499,999	-	500,000
Common stock to be issued paid as cash	-	-	-	-	-	-	(55,197)	-	-	(55,197)
Common stock for services	-	-	-	-	-	-	40,000	-	-	40,000
Return of common shares	-	-	-	-	(1,260,000,000)	(126,000)	60,000	-	-	(66,000)
Net loss for the year ended June 30, 2021	-	-	-	-	-	-	-	-	(4,228,661)	(4,228,661)
Balances at June 30, 2021	3	$-	255	$3	14,680,293,609	$1,468,029	$144,803	$162,508,124	$(165,166,022)	$(1,045,063)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2021 and 2020

	June 30, 2021	June 30, 2020

OPERATING ACTIVITIES:
Net (loss)	$(4,228,661)	$(550,941)
Adjustment to reconcile net loss to net cash provided by operating activities:
Issuance of common stock for conversion fees	130,319	-
Issuance of Series L Preferred stock for consulting services	-	50,000
Issuance of Series K Preferred stock for consulting services	-	10,000
Common stock to be issued	44,803	40,000
Transfer of shares of common stock received in sale of HMNRTH products to Jetco noteholder	-	(477,500)
Inventory from acquisition	-	70,580
Derivative liability (gain) loss	(436,326)	(2,190,053)
Forgiveness of debt and accrued interest	(336,786)	-
Loss on issuance of note payable	2,759,425	873,048
Write-off of Global Clean Solutions, LLC investment	250,000	-
Impairment of goodwill	473,322	-
Depreciation	5,196	3,030
Amortization of debt discounts	841,124	1,577,391
Changes in operating assets and liabilities:
Accounts and loans receivable	160,283	(184,083)
Prepaid director’s compensation	(12,000)	-
Bank overdrafts	-	(8,997)
Accounts payable	(8,795)	510,557
Accrued interest	17,116	60,179
Accrued default interest	40,216	-
Default principal, notes payable-third parties	137,200	-
Accrued director’s compensation	22,000	40,000
Net cash provided by operating activities	(141,564)	(176,789)

INVESTING ACTIVITIES:
Net cash (used) by investing activities	-	-

FINANCING ACTIVITIES:
Borrowings from loans payable	4,481	-
Payments on convertible notes	(215,392)	(401,122)
Borrowings from notes payable	408,750	31,525
Cash from acquisition	-	546,411
Net cash provided from financing activities	197,839	176,814

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,275	25

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,300	$25

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Issuance of convertible note for acquisition	$-	$1,453,589
Issuance of convertible note for acquisition of Global Clean Solutions, LLC	$250,000	$-
Reduction of Jetco note in the amount per agreement applied to acquisition of subsidiaries	$400,000	$-
Issuance of common stock for debt	$63,946	$-
Issuance of Series L Preferred stock for payment of notes payable and accrued interest	$628,071	$-
Issuance of Series L Preferred stock for payment of accounts payable	$500,000	$-
Issuance of Series L Preferred stock for return of common stock	$104,000	$-
Transfer of shares of common stock received in sale of HMNRTH products to Jetco noteholder	$-	$477,500

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2021 and 2020

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

On November 30, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) for the purchase of TCBM Holdings, LLC (“TCBM”). Under the terms of the Agreement, the Company issued a Convertible Promissory Note in the amount of $2,000,000 to Jetco Holdings, LLC for the purchase of all issued and outstanding membership units of TCBM and its subsidiaries, HMNRTH, LLC and 911 Help Now, LLC. As of March 15, 2021, the outstanding principal and interest on the Note were $503,714 and $46,485, respectively. On this same date, the Holder agreed to forgive $253,714 in outstanding principal and all outstanding interest leaving a remaining principal balance of $250,000. On March 15, 2021, the Company issued the Holder fifty (50) shares of the Company’s Series L Preferred Stock in satisfaction of the $250,000 principal balance. As of June 30, 2021, there was no outstanding principal or interest due. Please see NOTE F - NOTES PAYABLE, THIRD PARTIES for further information.

On March 11, 2020, the Company, through its two wholly owned subsidiaries, HMNRTH, LLC (the “Seller”) and TCBM Holdings, LLC (the “Owner”) (together Seller and Owner the “Selling Parties”) entered into an Asset Purchase Agreement (the “Agreement”) with Edison Nation, Inc. and its wholly owned subsidiary, Scalematix, LLC (together the “Buyer”), for the sale of certain assets in the health and wellness industry and related consumer products industry. Under the terms of the Agreement, Buyer was to remit $70,850 via wire transfer at Closing and issue to a representative of the Selling Parties Two Hundred Thirty-Eight Thousand Seven Hundred and Fifty (238,750) shares of restricted common stock. In addition, the Selling Parties shall have the right to additional earn out compensation based upon the following metrics: (i) at such time as the purchased assets achieve cumulative revenue of $2,500,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock; and (ii) at such time as the purchased assets achieve cumulative revenue of $5,000,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock. The Closing of the transaction occurred on March 11, 2020. As of the date of this filing, the Company has received the 238,750 shares of restricted common stock valued at $477,500 and the $70,850 in cash compensation due under the terms of the Agreement. The shares and cash compensation were subsequently transferred to the principal of Jetco Holdings, LLC as payment against the November 30, 2019 Convertible Promissory Note issued to Jetco Holdings, LLC.

On September 3, 2020, the Company entered into a Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest in order to facilitate the transfer of 25 Membership Units (the “Units”) issued by Global Clean Solutions, LLC (“Global”) and held in the name of Graphene Holdings, LLC (“Graphene”) to the Company. In exchange for the transfer of the Units to the Company, the Company issued to Graphene a Convertible Promissory Note (the “Note”) in the amount of $250,000. Please see NOTE G - NOTES PAYABLE, THIRD PARTIES and NOTE M - SUBSEQUENT EVENTS for further information.

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

Investments:

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

The Company elected to impair its investment in Global Clean as it does not anticipate generating any further revenue from this investment.

Services:

Consulting Services

On May 10, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with CoroWare, Inc. (“CoroWare”). Under the terms of the Agreement, the Company is to prepare the following financial reports for CoroWare: (i) Registration Statement and all subsequent amendments, (ii) Quarterly Reports for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021, and (iii) Annual Report for the period ended December 31, 2021. The Agreement shall have a term one (1) year or until CoroWare’s Annual Report is filed with OTC Markets or the SEC. The Company shall be compensated a total of $45,000 in three equal payments of $15,000.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Global Technologies and its wholly owned subsidiaries TCBM Holdings, LLC and Markets on Main, LLC. All inter-company balances and transactions have been eliminated in consolidation.

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At June 30, 2021 and 2020, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable – related party at June 30, 2021.

Concentrations of Risks

Concentration of Accounts Receivable –At June 30, 2021, the Company had no accounts receivable. At June 30, 2020, one customer accounted for 100% of the Company’s total accounts receivable.

Concentration of Revenues – For the years ended June 30, 2021 and 2020, one customer accounted for 100% of the Company’s total revenues.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s CBD products.

Concentration of Loans Receivable – The Company had no loan receivable at June 30, 2021. At June 30, 2020, one borrower accounted for 100% of the Company’s total loans receivable.

Concentration of Loans Receivable, Other –At June 30, 2021, one borrower accounted for 100% of the Company’s total loans receivable, other. The Company had no loans receivable, other at June 30, 2020.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2021, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2021 and 2020

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

On September 3, 2020, the Company entered into a Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest in order to facilitate the transfer of 25 Membership Units (the “Units”), representing a twenty five percent ownership, issued by Global Clean Solutions, LLC (“Global”) and held in the name of Graphene Holdings, LLC (“Graphene”) to the Company. The Company reviews its investments for impairment on a quarterly basis. After reviewing the status of Global’s financial condition, the Company has determined that no impairment of its investment is necessary for the year ended June 30, 2021. For the year ended June 30, 2021, there were no similar transactions with third-parties.

	June 30, 2021	September 30, 2020

Global Clean Solutions, LLC	$-	$250,000
Total investments	$-	$250,000

The above investment does not have a readily determinable fair value, as identified in ASC 321-10-35-2, and each investment is measured at cost less impairment. The Company monitors the investment for any changes in observable prices from orderly transactions. For the year ended June 30, 2021, the Company generated $12,197 investment income from its investment in Global. The Company elected to impair its investment in Global Clean as it does not anticipate generating any further revenue from its investment.

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

Service revenue is recognized when the professional consulting, maintenance or other ancillary services are provided to the customer. Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of sales. Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of sales.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2021 and 2020

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the years ended June 30, 2021 and 2020, the Company excluded 59,095,209,336 and 25,621,051,276, respectively, shares relating to convertible notes payable to third parties, shares issuable upon the exercise of the Armada warrant and share issuable upon conversion of the Company’s Series L Preferred stock.

Recently Enacted Accounting Standards

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2021 and 2020

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

Goodwill

After completing the purchase price allocation, any residual of cost over fair value of the net identifiable assets and liabilities was assigned to the unidentifiable asset, goodwill. Formerly subject to mandatory amortization, this now is not permitted to be amortized at all, by any allocation scheme and over any useful life. Impairment testing, using a methodology at variance with that set forth in FAS 144 (which, however, continues in effect for all other types of long-lived assets and intangibles other than goodwill), must be applied periodically, and any computed impairment will be presented as a separate line item in that period’s income statement, as a component of income from continuing operations (unless associated with discontinued operations, in which case, the impairment would, net of income tax effects, be combined with the remaining effects of the discontinued operations. In accordance with Statement No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill, but performs impairment tests of the carrying value on a semi-annual and annual basis.

Intangible Assets

Intangible assets are stated at the lesser of cost or fair value. Please see NOTE C – ACQUISITION OF TCBM HOLDINGS, LLC for further information.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2021 and 2020

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

Assets acquired	As of November 30, 2019

Cash		$546,411
Inventory (i)		70,580
Property, plant and equipment (ii)		36,363
	653,354
Goodwill (iii)		1,346,646
Total purchase price		$2,000,000

(i)	Inventories acquired were sold on March 11, 2020
(ii)	Property, plant and equipment acquired includes computers, software and other office equipment.
(iii)	Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from November 30, 2019 through June 30, 2021 were as follows:

Balance as of November 30, 2019	$1,346,646
Additions and adjustments	(873,323)
Balance as of June 30, 2021	$473,323

For the years ended June 30, 2021 and 2020, the Company recorded an impairment of goodwill in the amount of $873,323 and $0, respectively. During the fourth quarter of fiscal 2021 (second calendar quarter of 2021), the Company performed an interim goodwill impairment analysis on the TCBM Holdings, LLC acquisition and its $946,646 goodwill balance based on assessed potential indicators of impairment, including recent disruptions to the domestic CBD market resulting from the COVID-19 pandemic, the increasing uncertainty of near-term demand requirements, supply constraints and financing constraints. In the previous 2020 annual goodwill impairment evaluation, this reporting unit had a fair value of approximately 100% of the carrying value. The impairment assessment and valuation method require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. As a result of the fourth quarter 2021 goodwill impairment evaluation, the Company determined that the fair value of the TCBM Holdings, LLC acquisition was below carrying value, including goodwill, by $473,323. This was primarily due to changes in the timing and amount of expected cash flows resulting from lower projected revenues, profitability and cash flows due to near-term reductions in the domestic CBD market. Consequently, during the fourth quarter of 2021, the Company recorded a $473,323 impairment charge for the partial impairment of the TCBM Holdings, LLC acquisition goodwill.

NOTE D - PROPERTY AND EQUIPMENT

	June 30, 2021	June 30, 2020

Property and Equipment (i)	$36,363	$36,363
Less: accumulated depreciation (ii)	(8,226)	(3,030)
Total	$28,137	$33,333

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the years ended June 30, 2021 and 2020 was $5,196 and $3,030, respectively.

NOTE E – ACCRUED OFFICER AND DIRECTOR COMPENSATION

Accrued officer and director compensation is due to Wayne Anderson, the sole officer and director of the Company, and consists of:

	June 30, 2021	June 30, 2020

Pursuant to January 26, 2018 Board of Directors Service Agreement	$-	$79,803
Total	$-	$79,803

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2021 and 2020

NOTE E – ACCRUED OFFICER AND DIRECTOR COMPENSATION (cont’d)

For the years ended June 30, 2021 and 2020, the balance of accrued officer and director compensation changed as follows:

	Pursuant to Employment Agreements	Pursuant to Board of Directors Services Agreements	Total

Balance June 30, 2019	-	39,803	39,803
Officer’s/director’s compensation for the year ended June 30, 2020 (including stock-based compensation of $40,000 accrued as Stock to be Issued)	-	40,000	40,000
Balances at June 30, 2020	-	79,803	79,803
Officer’s/director’s compensation for the year ended June 30, 2021 (including stock-based compensation of $40,000 accrued as Stock to be Issued)	-	40,000	40,000
Cash compensation	-	(119,803)	(119,803)
Balances at June 30, 2021	$-	$-	$-

(i)	As of June 30, 2021 and June 30, 2020, total shares of common stock accrued as “Stock to be Issued” to Mr. Anderson as per the terms of the Board of Director’s Services Agreement is 84,803 and 10,000, respectively.

Please see NOTE M - SUBSEQUENT EVENTS for further information.

NOTE F - NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	June 30, 2021	June 30, 2020

Convertible Promissory Note dated January 24, 2018 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 24, 2019-with unamortized debt discount of $0 and $0 at June 30, 2021 and June 30, 2020, respectively (i)	$-	$15,750
Convertible Promissory Note dated February 16, 2018 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 16, 2019-with unamortized debt discount of $0 and $0 at June 30, 2021 and June 30, 2020, respectively (ii)	-	8,000
Convertible Promissory Note dated June 3, 2018 payable to Valvasone Trust (“Valvasone”), interest at 5%, default rate of 15%, due June 3, 2019-with unamortized debt discount of $0 and $0 at June 30, 2021 and June 30, 2020, respectively (iii)	-	91,900
Convertible Promissory Note dated June 29, 2018 payable to Jody A. DellaDonna (“JDD”), interest at 5%, default rate of 15%, due June 29, 2019-with unamortized debt discount of $0 and $0 at June 30, 2021 and June 30, 2020, respectively (iv)	-	25,000
Convertible Promissory Note dated November 30, 2019 payable to Jetco Holdings, LLC (“Jetco”), interest at 3%, due November 30, 2020-with unamortized debt discount of $0 and $433,199 at June 30, 2021 and June 30, 2020, respectively (v)	-	688,177
Convertible Promissory Note dated December 17, 2019 payable to Armada Investment Fund, LLC (“Armada”), interest at 8%, due December 17, 2020, in technical default-with unamortized debt discount of $0 and $5,998 at, June 30, 2021 and June 30, 2020, respectively (vi)	11,000	5,002
Convertible Promissory Note dated March 20, 2020 payable to Jetco Holdings, LLC (“Jetco”), interest at 3%, due March 20, 2021-with unamortized debt discount of $0 and $14,411 at, June 30, 2021 and June 30, 2020, respectively (vii)	-	5,589
Convertible Promissory Note dated September 3, 2020 payable to Graphene Holdings, LLC (“Graphene”), interest at 3%, due March 3, 2021, in technical default, with unamortized debt discount of $0 and $0 at, June 30, 2021 and June 30, 2020, respectively (viii)	250,000	-
Convertible Promissory Note dated September 9, 2020 payable to Graphene Holdings, LLC (“Graphene”), interest at 3%, due March 9, 2021, in technical default, with unamortized debt discount of $0 and $0 at, June 30, 2021 and June 30, 2020, respectively (ix)	20,000	-
Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2022, with unamortized debt discount of $55,616 and $0 at June 30, 2021 and June 30, 2020, respectively (x)	100,000	-
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2022, with unamortized debt discount of $129,316 and $0 at June 30, 2021 and June 30, 2020, respectively (xi)	200,000	-
Convertible Promissory Note dated June 17, 2021 payable to Power Up Lending Group Ltd. (“Power Up”), interest at 8%, due June 17, 2022-with unamortized debt discount of $66,303 and $0 at, June 30, 2021 and June 30, 2020, respectively (xii)	68,750	-
Totals	$649,750	$839,418

(i)	On January 24, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC in the principal amount of $15,750. The Convertible Note was fully funded on January 24, 2018. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 24, 2019) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). If at any time, one or multiple times, during the Valuation Period the number of Estimated Shares delivered to Holder is less than the Notice Shares, the company must immediately deliver enough shares equal to the difference. A Conversion Amount will not be considered fully converted until the end of the Valuation Period for that Conversion Amount. “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities The Convertible Note has a term of one (1) year and bears interest at 10% annually. On March 31, 2021, the Holder agreed to forgive all outstanding principal and interest in the amounts of $15,750 and $5,010, respectively. As of June 30, 2021, there was no outstanding principal or interest due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2021 and 2020

(ii)	On February 16, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC in the principal amount of $8,000. The Convertible Note was fully funded on February 16, 2018. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 16, 2019) at the option of the holder at the Variable Conversion Price, which shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice, and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note has a term of one (1) year and bears interest at 10% annually. On March 31, 2021, the Holder agreed to forgive all outstanding principal and interest in the amounts of $6,054 and $2,463, respectively. As of June 30, 2021, there was no outstanding principal or interest due.

(iii)	On June 3, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Valvasone Trust in the principal amount of $91,900. The Convertible Note was issued for compensation due for consulting services. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (June 3, 2019) at the option of the holder at the conversion price which shall be equal to the lower of: (a) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note or (b) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the Effective Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. On January 14, 2021, the Company issued 500,000,000 shares of restricted common stock to the noteholder in satisfaction of $20,000 principal against the Convertible Note. On March 31, 2021, the Company issued the Holder 26 shares of its Series L Preferred Stock in satisfaction of $71,900 principal, $18,380 default principal, $12,749 interest and $30,183 default interest. A balance of $2,453 was forgiven by the Holder. As of June 30, 2021, there was no outstanding principal or interest due.

(iv)	On June 29, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Jody A. DellaDonna in the principal amount of $25,000. The Convertible Note was issued for compensation due for consulting services. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (June 29, 2019) at the option of the holder at the conversion price which shall be equal to the lower of: (a) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note or (b) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the Effective Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. On March 31, 2021, the Company issued the Holder 8 shares of its Series L Preferred Stock in satisfaction of $25,000 principal, $5,000 default principal, $3,437 interest and $7,890 default interest. A balance of $1,327 was forgiven by the Holder. As of June 30, 2021, there was no outstanding principal or interest due.

(v)	On November 30, 2019, the Company executed a Convertible Note (the “Convertible Note”) payable to Jetco Holdings, LLC in the principal amount of $2,000,000. The Convertible Note was Issued as part of the Purchase and Sale Agreement for the acquisition of TCBM Holdings, LLC. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (November 30, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. On January 19, 2021, the Company issued 300,000,000 shares of restricted common stock to the noteholder in satisfaction of $42,000 principal against the Convertible Note. On March 15, 2021, the outstanding principal and interest on the Note were $503,714 and $46,485, respectively. On this same date, the Holder agreed to forgive $253,714 in outstanding principal and all outstanding interest leaving a remaining principal balance of $250,000. On March 15, 2021, the Company issued the Holder fifty (50) shares of the Company’s Series L Preferred Stock in satisfaction of the $250,000 principal balance. As of June 30, 2021, there was no outstanding principal or interest due.

(vi)

On December 17, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Armada Capital Partners, LLC (“Armada”) wherein the Company issued Armada a Convertible Promissory Note (the “Convertible Note”) in the amount of $11,000 ($1,000 OID). The Convertible Note has a term of one (1) year (due on December 17, 2020) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 20, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 60% multiplied by the Market Price (as defined herein)(representing a discount rate of 40%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. As part and parcel of the foregoing transaction, Armada was issued a warrant granting the holder the right to purchase up to 560,800 shares of the Company’s common stock at an exercise price of $0.024 for a term of 5-years. The transaction closed on December 17, 2019. In addition, 10,000,000 shares of the Company’s common stock have been reserved at Pacific Stock Transfer Corporation for possible issuance upon the conversion of the Note into shares of our common stock. As of June 30, 2021, $11,000 principal plus $1,350 interest were due.

(vii)	On March 20, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Jetco Holdings, LLC in the principal amount of $20,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 20, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. On February 4, 2021, the Company remitted payment to the Holder in the amount of $20,532.93 to satisfy all outstanding principal and interest due under the Convertible Note. As of June 30, 2021, there was no outstanding principal or interest due.

(viii)	On September 3, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Graphene Holdings, LLC (the “Holder”) in the principal amount of $250,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 3, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. As of June 30, 2021, $250,000 principal plus $6,164 interest were due. Please see NOTE M - SUBSEQUENT EVENTS for further information.

(ix)	On September 9, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Graphene Holdings, LLC (the “Holder”) in the principal amount of $20,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 9, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. As of June 30, 2021, $20,000 principal plus $471 interest were due.

(x)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of June 30, 2021, $100,000 principal plus $4,219 interest were due.

(xi)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of June 30, 2021, $200,000 principal plus $6,575 interest were due.

(xii)	On June 17, 2021, the Company issued to Power Up Lending Group Ltd. (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $68,750. The Convertible Note has a term of one (1) year and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. The transaction closed on June 21, 2021. As of June 30, 2021, $68,750 principal plus $196 interest were due.

Income from forgiveness of principal and interest on convertible notes payable consists of:

	June 30, 2021	June 30, 2020

Forgiveness of principal and interest Tribridge Ventures, LLC	$29,277	$-
Forgiveness of interest Around the Clock Partners, LP	3,532	-
Forgiveness of interest Valvasone Trust	2,453	-
Forgiveness of interest Jody A. DellaDonna	1,327	-
Forgiveness of Jetco Holdings, LLC principal and interest	300,197	-
Total	$336,786	$-

Default principal, notes payable-third parties:

	June 30, 2021	June 30, 2020

Armada Investment Fund, LLC	$2,200	$-
Graphene Holdings, LLC	135,000	-
Total	$137,200	$-

Accrued default interest, notes payable-third parties:

	June 30, 2021	June 30, 2020

Armada Investment Fund, LLC	$1,269	$-
Graphene Holdings, LLC	38,947	-
Total	$40,216	$-

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2021 and 2020

NOTE G - NOTE PAYABLE, RELATED PARTY

Notes payable to related parties consist of:

	June 30, 2021	June 30, 2020

Unsecured Convertible Promissory Notes dated July 27, 2018, payable to Around the Clock Partners, LP (entity controlled by Wayne Anderson), interest at 5%, default rate of 15%, due July 27, 2019- less unamortized debt discount of $0 and $0 at June 30, 2021 and June 30, 2020, respectively (i)	$-	$124,800
Total	$-	$124,800

(i)	On July 27, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Around the Clock Partners, LP in the principal amount of $124,800. The Convertible Note was issued for compensation due for consulting services. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (July 27, 2019) at the option of the holder at the conversion price which shall be equal to the lower of: (a) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note or (b) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the Effective Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. On March 1, 2021, the Company issued the Holder 40 shares of its Series L Preferred Stock in satisfaction of $124,800 principal, $24,906 default principal, $16,160 interest and $37,666 default interest. A balance of $3,532 was forgiven by the Holder. As of June 30, 2021, there was no outstanding principal or interest due.

NOTE H - DERIVATIVE LIABILITY

The derivative liability at June 30, 2021 and June 30, 2020 consisted of:

	June 30, 2021	June 30, 2020

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	$548,392	$213,933
Convertible Promissory Note payable to Valvasone Trust. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	-	150,619
Convertible Promissory Notes payable to Jody A. DellaDonna. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	-	40,974
Convertible Promissory Note payable to Around the Clock Partners, LP. Please see NOTE G – NOTES PAYABLE, RELATED PARTIES for further information	-	204,540
Convertible Promissory Notes payable to Jetco Holdings, LLC. Please see NOTE G – NOTES PAYABLE, RELATED PARTIES for further information	-	800,452
Convertible Promissory Note payable to Armada Investment Fund, LLC. Please see NOTE G – NOTES PAYABLE, RELATED PARTIES for further information	18,865	9,877
Convertible Promissory Notes payable to Graphene Holdings, LLC. Please see NOTE G – NOTES PAYABLE, THIRD PARTIES for further information	332,519	-
Convertible Promissory Note payable to Power Up Lending Group Ltd. Please see NOTE G – NOTES PAYABLE, RELATED PARTIES for further information	107,801	-
Total derivative liability	$1,007,577	$1,420,455

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

The fair value of the derivative liability was measured at the respective issuance dates and at June 30, 2021, and June 30, 2020 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2021 were (1) stock price of $0.0032 per share, (2) conversion prices ranging from $0.0015 to $0.0021 per share, (3) term of 6 months to 1 year, (4) expected volatility of 257.53% to 392.02%, and (5) risk free interest rate of 0.09%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2020 were (1) stock price of $0.0001 per share, (2) conversion prices ranging from $0.00001 to $0.00007 per share, (3) term of 6 months to 1 year, (4) expected volatility of 113.19% to 139.74%, and (5) risk free interest rate of 0.16%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at June 30, 2019	$715,350
Additions	2,904,047
Gain	(2,190,052)
Balance at June 30, 2020	$1,420,455
Additions	3,398,176
(Gain)Loss – year to date	(446,532)
Change resulting from conversions and payoffs	(3,364,522)
Balance at June 30, 2021	$1,007,577

NOTE I - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. At June 30, 2021 and 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At June 30, 2021 and 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2021 and 2020

NOTE I - CAPITAL STOCK (cont’d)

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At June 30, 2021 and 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At June 30, 2021 and 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At June 30, 2021 and 2020, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. At June 30, 2021 and 2020, the Company had 3 and 3 shares issued and outstanding, respectively.

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

For the years ended June 30, 2021 and 2020

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

Series L Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series L Preferred Stock, par value $0.01. The designation of the new Series L Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue five hundred thousand (500,000) shares of the Series L Preferred Stock. At June 30, 2021 and 2020, the Company had 255 and 10 shares issued and outstanding, respectively.

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

For the years ended June 30, 2021 and 2020

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

For the years ended June 30, 2021 and 2020

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

For the years ended June 30, 2021 and 2020

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2021 and 2020

NOTE I - CAPITAL STOCK (cont’d)

At June 30, 2021 and 2020, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At June 30, 2021 and 2020, the Company has 14,680,293,609 and 12,189,293,609 shares issued and outstanding, respectively. At June 30, 2021 and 2020, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At June 30, 2021 and 2020, the Company has 0 and 0 shares issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the twelve months ended June 30, 2021 and June 30, 2020, the Company issued and/or sold the following unregistered securities:

Common Stock:

Year ended June 30, 2021

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

A total of 1,260,000,000 shares of common stock were returned to the Company during the year ended June 30, 2021 to be retired.

Year ended June 30, 2020

None

Preferred Stock:

Year ended June 30, 2021

On February 15, 2021, the Company issued 100 shares of the Company’s Series L Preferred Stock to two Consultants in satisfaction of $500,000 cash compensation due for past consulting services. Each Consultant received 50 Shares.

On March 1, 2021, the Company issued 40 shares of the Company’s Series L Preferred Stock, to an affiliate of the Company’s sole officer and director, in satisfaction of $200,000 principal and interest outstanding on a Convertible Promissory Note dated July 27, 2018.

On March 15, 2021, the Company issued 50 shares of the Company’s Series L Preferred Stock in satisfaction of $250,000 principal outstanding on a Convertible Promissory Note dated November 30, 2019.

On March 31, 2021, the Company issued 26 shares of the Company’s Series L Preferred Stock in satisfaction of $130,000 principal and interest outstanding on a Convertible Promissory Note dated June 3, 2018.

On March 31, 2021, the Company issued 8 shares of the Company’s Series L Preferred Stock in satisfaction of $40,000 principal and interest outstanding on a Convertible Promissory Note dated June 29, 2018.

On March 31, 2021, the Company issued 18 shares of the Company’s Series L Preferred Stock to the Company’s sole officer and director as reimbursement for returning 890,000,000 shares of common stock to the Company.

On March 31, 2021, the Company issued 3 shares of the Company’s Series L Preferred Stock to a non-affiliate as reimbursement for returning 150,000,000 shares of common stock to the Company.

Year ended June 30, 2020

On August 2, 2019, the Company issued 3 shares of its Series K Super Voting Preferred Stock to its sole officer and director, Jimmy Wayne Anderson.

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

NOTE J - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at June 30, 2021 and 2020.

The provision (benefit) for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

Significant components of the Company’s deferred tax assets and liabilities are calculated at an estimated effective tax rate of 21%. (35% for tax year 2017)

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the year ended June 30, 2021 and 2020. The sources of the difference are as follows:

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2021 and 2020

NOTE J - INCOME TAXES (cont’d)

	Year Ended
	June 30, 2021	June 30, 2020
Expected tax at 21% and 21%, respectively	$(888,019)	$(115,698)
Non-deductible stock-based compensation	35,767	21,000
Non-deductible loss (nontaxable income) from derivative liability	(91,628)	(276,571)
Non-deductible default principle	28,812	-
Non-deductible loss on issuance of convertible nots	579,479	-
Non-deductible amortization of debt discounts	176,636	331,252
Impairment of goodwill	99,398	-
Forgiveness of debt and accrued interest	(70,725)	-
Increase (decrease) in Valuation allowance	130,280	40,017
Provision for (benefit from) income taxes	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Significant components of the Company’s deferred income tax are as follows:

	June 30, 2021	June 30, 2020
Unpaid accrued officer and director compensation	$-	$16,759
Net operating loss carry-forwards	30,128,849	29,383,089
Valuation allowance	(30,128,849)	(29,399,848)
Net non-current deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $30,128,849 attributable to the net operating loss carryforward as of June 30, 2021 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2021. The Company will continue to review this valuation allowance and make adjustments as appropriate. $28,980,000 of the net operating loss carryforward expires in the year 2022.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE K - COMMITMENTS AND CONTINGENCIES

Occupancy

Currently, the Company shares office space with Sylios Corp at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and is not required to reimburse Sylios Corp for monthly rent. The Company anticipates that this relationship will change with the additional employees, and it will be required to enter into a lease for a separate office space.

Employment and Director Agreements

On January 26, 2018, the Company executed a new Board of Directors Service Agreement with Jimmy Wayne Anderson. Under the terms of the Agreement, commencing the first calendar quarter of 2018 the Company is to pay Mr. Anderson $10,000 per quarter for which Mr. Anderson serves on the Board of Directors. In addition to cash compensation, the Company is to issue Mr. Anderson the equivalent of $10,000 of the Company’s common stock on the last calendar day of each quarter. The calculation for the number of shares to be issued to Mr. Anderson shall be as follows: $10,000/(Closing stock price on the last trading day of each quarter x .80). Please see NOTE E – ACCRUED OFFICER AND DIRECTOR COMPENSATION and NOTE M - SUBSEQUENT EVENTS for further information.

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of June 30, 2021 and June 30, 2020, we had an accumulated deficit of $165,166,022 and $160,937,361, respectively. For the year ended June 30, 2021 and June 30, 2020, we had cash used in operating activities of $141,564 and $176,789, respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

For the years ended June 30, 2021 and 2020

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

NOTE M - SUBSEQUENT EVENTS

On July 1, 2021, the Company executed a new Board of Directors Service Agreement with Jimmy Wayne Anderson. Under the terms of the Agreement, Mr. Anderson shall receive a one-time bonus payment of Fifty Thousand and no/100 dollars ($50,000.00) upon execution of the Agreement, and Twenty Thousand and no/100 dollars ($20,000.00) paid to Mr. Anderson on the last calendar day of each quarter as long as Mr. Anderson continues to fulfill his duties and provide the services set forth above. The compensation of $20,000 per quarter shall commence with the third calendar quarter of 2021 (first fiscal quarter of 2022).

On July 12, 2021, the Company issued to Power Up Lending Group Ltd. (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $48,750. The Convertible Note has a term of one (1) year (Maturity Date of June 12, 2022) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. The transaction closed on July 15, 2021.

On September 9, 2021, the Company issued to Power Up Lending Group Ltd. (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $48,750. The Convertible Note has a term of one (1) year (Maturity Date of September 9, 2022) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. The transaction closed on September 13, 2021.

On September 22, 2021, Graphene Holdings, LLC (“Graphene”) forgave all unpaid principal and interest on the Convertible Promissory Note issued by the Company on September 3, 2020 in the acquisition of Graphene’s 25% ownership interest in Global Clean Solutions, LLC (“Global Clean”). The Company retained its 25% ownership in Global Clean.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2021 or 2020.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2021 and June 30, 2020 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2021 and June 30, 2020:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Share-based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values.

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

Name	Age	Position and Term
Jimmy Wayne Anderson	55	President, Principal Financial Officer and Chairman of the Board (January 2018 to present)

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth with respect to the named executive officer, compensation made through the twelve months ended June 30, 2021:

Name and Principal Position	Year	Salary- Paid or accrued ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(a)	(b)	(c)(3)	(d)			(e)

Jimmy Wayne Anderson, President, Treasurer, Secretary, Chairman (1)(2)(3)	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0
	2018	0	0	90,000	0	0	0	0	90,000

(1)	On December 15, 2017, Jimmy Wayne Anderson was appointed to the Company’s Board of Directors.

(2)	On January 25, 2018, Mr. Anderson assumed the roles as the Company’s President, Treasurer and Secretary.

(3)	On August 2, 2019, the Company issued 3 shares of its Series K Super Voting Preferred stock (“Series K”) to the Company’s sole officer and director, Jimmy Wayne Anderson, as consideration for services provided as an officer of the Company. The Company’s Series K has no monetary value as there is no conversion feature, and the Company is not required to purchase the Series K from its holder.

(a)	Accrued salary and salary paid. Please see NOTE G - ACCRUED OFFICER AND DIRECTOR COMPENSATION for further information.

(b)	Accrued bonus to employee for execution of employment agreement.

(c)	Delivery of common stock to officer for services rendered. Mr. Anderson received 900,000,000 shares of the Company’s common stock.

(d)	Options issued to employee for execution of employment agreement. More details on Options noted under Employment Agreements section below.

(e)	Equity compensation received as a Director of the Company.

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

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made through the twelve months ended June 30, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Jimmy Wayne Anderson (2021)(1)	$40,000	$40,000	-	-	-	-	$80,000
Jimmy Wayne Anderson (2020)(1)	$40,000	$40,000	-	-	-	-	$80,000
Jimmy Wayne Anderson (2019)(1)	$40,000	$40,000	-	-	-	-	$80,000
Jimmy Wayne Anderson (2018)(1)	$20,000	$20,000	-	-	-	-	$40,000

(1)

On January 26, 2018, the Company executed a new Board of Directors Service Agreement with Wayne Anderson. Under the terms of the Agreement, commencing the first calendar quarter of 2018 the Company is to pay Mr. Anderson $10,000 per quarter for which Mr. Anderson serves on the Board of Directors. In addition to cash compensation, the Company is to issue Mr. Anderson the equivalent of $10,000 of the Company’s common stock on the last calendar day of each quarter. The calculation for the number of shares to be issued to Mr. Anderson shall be as follows: $10,000/(Closing stock price on the last trading day of each quarter x .80). Please see NOTE G - ACCRUED OFFICER AND DIRECTOR COMPENSATION and NOTE M - SUBSEQUENT EVENTS

for further information.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of October 11, 2021, the Company had authorized 14,991,000,000 shares of Class A Common Stock, 4,000,000 Class B Common Stock and 5,000,000 shares of Preferred Stock. There were 14,680,293,609 shares of Class A Common Stock, 0 shares of Class B Common Stock and 258 shares of Preferred Stock issued and outstanding as of October 11, 2021.

The following table sets forth certain information, as of October 11, 2021, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group.

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

The table below shows the number of shares beneficially owned as of October 11, 2021 by each of our individual directors and executive officers, by other holders of 5% or more of the outstanding Class A common stock and by all our current directors and executive officers as a group.

	Class A Common Stock	Percentage of
Name of Beneficial Owner	Beneficially Owned (1)(2)	Common Stock (3)
Jimmy Wayne Anderson (3)(4)	131,474,654	0.86%
Fortis Holdings LTD (5)	2,026,000,000	13.27%

Officers and Directors as a Group	131,474,654	0.86%

(1)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of October 11, 2021 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any person. Percentages are based on a total of shares of Class A common stock outstanding on October 11, 2021 and the shares issuable upon exercise of options, warrants exercisable, and debt convertible on or within 60 days of October 11, 2021.

(2)	The number of common shares outstanding used in computing the percentages is 15,267,851,213 that includes 14,680,293,609 Class A common shares outstanding and 587,557,604 shares of common stock issuable upon conversion of all 255 shares of Series L Preferred Stock outstanding at October 11, 2021.

(3)	Included within Mr. Anderson’s beneficial ownership includes 90,000,000 shares of common stock issued to Mr. Anderson for services rendered on behalf of the Company and, 41,474,654 shares issuable upon the conversion of the 18 shares of Series L Preferred Stock issued to Mr. Anderson. Mr. Anderson disclaims beneficial ownership of the shares of common stock that would be issued upon the conversion of the shares of Series L Preferred stock owned by Sylios Corp and Around the Clock Partners, LP.

(4)	The address for Mr. Anderson, Sylios Corp and Around the Clock Partners, LP is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701.

(5)	The address for Fortis Holdings LTD is Capital City Building, Suite 305, Victoria, Mahe, Seychelles. The last known principal for Fortis was Anthony Welch up until his death in 2014.

	Series K Preferred Stock	Percentage of
	Beneficially	Series K
Name of Beneficial Owner	Owned (1)(2)	Preferred Stock
Jimmy Wayne Anderson (3)	3	100.00%

Officers and Directors as a Group	3	100.00%

(1)	The Company’s Series K Super Voting Preferred Stock has no conversion feature.

(2)	The number of Series K Preferred shares outstanding used in computing the percentages is 3 as of October 11, 2021.

(3)	The address for Mr. Anderson is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701.

	Series L Preferred Stock	Percentage of
	Beneficially	Series L
Name of Beneficial Owner	Owned (1)(2)	Preferred Stock
Sylios Corp (3)	10	3.92%
Jimmy Wayne Anderson (4)	18	7.06%
Around the Clock Partners, LP (5)	40	15.69%
Jetco Holdings, LLC (6)	100	39.22%
MainSpring, LLC (7)	50	19.61%
Valvasone Trust (8)	29	11.38%
Jody A. DellaDonna (9)	8	3.14%

Total	255	100.00%

(1)	Each share of the Company’s Series L Preferred stock can be converted into shares of the Company’s Class A Common stock based on the following formula: $5,000 divided by .70 times the lowest closing price of the Company’s Class A Common Stock for the immediate five-day period prior to the receipt of the Notice of Conversion.

(2)	The number of Series L Preferred shares outstanding used in computing the percentages is 255 as of October 11, 2021.

(3)	Sylios Corp is a Florida corporation. The address for Sylios Corp is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701. Mr. Anderson is the controlling principal for Sylios Corp.

(4)	The address for Mr. Anderson is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701.

(5)	Around the Clock Partners, LP is a Delaware limited partnership. The address for Around the Clock Partners, LP is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701. Mr. Anderson is the controlling principal for Around the Clock Partners, LP.

(6)	Jetco Holdings, LLC is a Wyoming limited liability company. The address for Jetco Holdings, LLC is 11718 SE Federal Highway, Suite 372, Hobe Sound, FL 33455. Timothy Cabrera is the controlling principal for Jetco Holdings, LLC.

(7)	MainSpring, LLC is a Wyoming limited liability company. The address for MainSpring, LLC is 611 Fort Harrison Ave S, Suite 363, Clearwater, FL 33756. Brian McFadden is the controlling principal for MainSpring, LLC.

(8)	The address for Valvasone Trust 5114 Stoneywood Circle, Mableton, GA 30126. The trustee for Valvasone Trust is John DellaDonna.

(9)	The address for Jody A. DellaDonna is 109 Carrick Way, Macon, GA 31210.

Please see NOTE I – CAPITAL STOCK for further information.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

At June 30, 2021, the Company had $12,000 in prepaid board of director’s compensation to its sole officer and director, Jimmy Wayne Anderson.

At June 30, 2021, the Company had a loan receivable, other, to Sylios Corp, an entity controlled by the Company’s sole officer and director.

On March 31, 2021, the Company issued 18 shares of the Company’s Series L Preferred Stock to the Company’s sole officer and director, Jimmy Wayne Anderson, as reimbursement for returning 890,000,000 shares of common stock to the Company.

On March 1, 2021, the Company issued 40 shares of the Company’s Series L Preferred Stock, to Around the Clock Partners, LP, an entity controlled by Company’s sole officer and director, in satisfaction of $200,000 principal and interest outstanding on a Convertible Promissory Note dated July 27, 2018.

On September 2, 2019, the Company issued 10 shares of its Series L Preferred stock to Sylios Corp, an entity controlled by the Company’s sole officer and director, Jimmy Wayne Anderson.

On August 22, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with Sylios Corp (the “Consultant”), an entity controlled by the Company’s President, Jimmy Wayne Anderson. Under the terms of the Agreement, the Consultant is to provide services related to acquisitions, mergers and certain day to day tasks of managing a public company. As compensation, the Company shall pay Consultant $50,000 through the issuance of t10 shares of the Company’s Series L Preferred Stock. The Company issued the shares of Series L Preferred Stock on September 2, 2019. The Agreement had a term of six (6) months or until the Consultant completed the services requested. The services have been completed by the Consultant.

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

None.

List of Parents

None.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by Fruci & Associates II, PLLC for professional accounting services rendered for the fiscal years ended June 30, 2021 and 2020.

	Fiscal Year 2021	Fiscal Year 2020
Audit Fees (1)	$20,500	$17,500
Audit-Related Fees	-	-
Tax Fees (2)	-	-
Other Fees (3)	-	-
Total	$20,500	$17,500

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

Item 15. Financial Statements and Exhibits.

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.2	Amended and Restated Certificate of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.3	Certificate of Designation, Rights, Preferences and Limitations of Series A 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.4	Certificate of Designation, Rights, Preferences and Limitations of Series B 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.5	Certificate of Merger of Interactive Flight Technologies, Inc. into Global Technologies, Ltd (previously filed with Form 10 on June 8, 2020)
3.6	Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.7	Certificate of Designation, Rights, Preferences and Limitations of Series D Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.8	Certificate of Designation, Rights, Preferences and Limitations of Series E 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.9	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (previously filed with Form 10 on June 8, 2020)
3.10	Foreign Profit Corporation Articles of Continuance filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.11	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.12	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.13	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Delaware (previously filed with Amendment No. 1 to Form 10 on July 24, 2020)
3.14	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Delaware (previously filed with Form 10 on June 8, 2020)
3.15	Amended and Restated Bylaws of Global Technologies, Ltd (previously filed with Form 8-K on January 21, 2021)
4.1	Specimen Certificate common stock (previously filed with Form 10 on June 8, 2020)
10.1	Board of Directors Services Agreement with Jimmy Wayne Anderson dated January 26, 2018 (previously filed with Form 10 on June 8, 2020)
10.2	Convertible Note between the Company and Tri-Bridge Ventures, LLC dated January 24, 2018 (previously filed with Form 10 on June 8, 2020)
10.3	Convertible Note between the Company and Tri-Bridge Ventures, LLC dated February 16, 2018 (previously filed with Form 10 on June 8, 2020)

10.4	Convertible Note between the Company and Valvasone Trust dated June 3 2018 (previously filed with Form 10 on June 8, 2020)
10.5	Convertible Note between the Company and Jody A. DellaDonna dated June 29, 2018 (previously filed with Form 10 on June 8, 2020)
10.6	Convertible Note between the Company and Around the Clock Partners, LP dated July 27, 2018 (previously filed with Form 10 on June 8, 2020)
10.7	Indemnification Agreement between the Company and Jimmy Wayne Anderson dated January 25, 2018 (previously filed with Form 10 on June 8, 2020)
10.8	Consulting Agreement between Global Technologies, Ltd and Sylios Corp dated August 22, 2019 (previously filed with Form 10 on June 8, 2020)
10.9	Securities Purchase Agreement between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.10	Convertible Promissory Note between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.11	Common Stock Purchase Warrant Agreement between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.12	TCBM, LLC Purchase and Sale Agreement dated November 30, 2019 (previously filed with Form 10 on June 8, 2020)
10.13	Convertible Promissory Note between Global Technologies, Ltd and Jetco Holdings, LLC dated March 20, 2020 (previously filed with Form 10 on June 8, 2020)
10.14	Securities Purchase Agreement between Global Technologies, Ltd and Jetco Holdings, LLC dated March 20, 2020 (previously filed with Form 10 on June 8, 2020)
10.15	Consulting Agreement between Global Technologies, Ltd and Brian McFadden dated January 2, 2020 (previously filed with Form 10 on June 8, 2020)
10.16	Consulting Agreement between Global Technologies, Ltd and Timothy Cabrera dated January 2, 2020 (previously filed with Form 10 on June 8, 2020)
10.17	Asset Purchase Agreement between HMNRTH, LLC, TCBM Holdings, LLC and Edison Nation, Inc. and Scalematix, LLC dated March 11, 2020 (previously filed with Form 10 on June 8, 2020)
10.18	Quality Agreement between HMNRTH, LLC and Nutralife Biosciences dated September 23, 2019 (previously filed with Amendment No. 2 to Form 10 on August 10, 2020)
10.19	Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest (previously filed with Form 8-K on September 4, 2020)
10.20	Convertible Promissory Note between Global Technologies, Ltd. and Graphene Holdings, LLC dated September 3, 2020 (previously filed with Form 8-K on September 4, 2020)
10.21	Securities Purchase Agreement between Global Technologies, Ltd and Graphene Holdings, LLC dated September 9, 2020 (previously filed with Form 8-K on September 22, 2020)
10.22	Convertible Promissory Note between Global Technologies, Ltd and Graphene Holdings, LLC dated September 9, 2020 (previously filed with Form 8-K on September 22, 2020)
10.23	Platform License Agreement between Markets on Main, LLC and Honey Badger Media, LLC dated November 5, 2020 (previously filed with Form 10-K on December 18, 2020)
10.24	Amendment to Management Agreement dated December 28, 2020 (previously filed with Form 8-K on January 7, 2021)
10.25	Convertible Promissory Note between Global Technologies, Ltd and Tri-Bridge Ventures, LLC dated January 20, 2021 (previously filed with Form 10-Q on February 16, 2021)
10.26	Complaint for Declaratory Judgment dated February 9, 2021 (previously filed with Form 8-K on February 12, 2021)
10.27	Convertible Promissory Note between Global Technologies, Ltd and Tri-Bridge Ventures, LLC dated February 22, 2021 (previously filed with Form 8-K on March 8, 2021)
10.28	Convertible Promissory Note between the Company and Power Up Lending Group Ltd. dated June 17, 2021 (previously filed with Form 8-K on June 24, 2021)
10.29	Securities Purchase Agreement between the Company and Power Up Lending Group Ltd. dated June 17, 2021 (previously filed with Form 8-K on June 24, 2021)
10.30*	Board of Directors Services Agreement with Jimmy Wayne Anderson dated July 1, 2021
10.31	Convertible Promissory Note between the Company and Power Up Lending Group Ltd. dated July 12, 2021 (previously filed with Form 8-K on July 19, 2021)
10.32	Securities Purchase Agreement between the Company and Power Up Lending Group Ltd. dated July 12, 2021 (previously filed with Form 8-K on July 19, 2021)
10.33	Convertible Promissory Note between the Company and Power Up Lending Group Ltd. dated September 9, 2021 (previously filed with Form 8-K on September 16, 2021)
10.34	Securities Purchase Agreement between the Company and Power Up Lending Group Ltd. dated September 9, 2021 (previously filed with Form 8-K on September 16, 2021)
21.1	Articles of Organization for Markets on Main, LLC dated April 2, 2020 (previously filed with Form 10 on June 8, 2020)
21.2	Certificate of Formation TCBM Holdings, LLC dated (previously filed with Form 10 on June 8, 2020)
21.3	Certificate of Formation of HMNRTH, LLC dated July 30, 2019 (previously filed with Form 10 on June 8, 2020)
21.4	Certificate of Formation of 911 Help Now, LLC dated February 2, 2018 (previously filed with Form 10 on June 8, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

*	Filed herewith
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2021

GLOBAL TECHNOLOGIES, LTD.

By:	/s/ Jimmy Wayne Anderson
Jimmy Wayne Anderson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jimmy Wayne Anderson
Jimmy Wayne Anderson	President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	October 13, 2021

