Form 10-Q
period 2021-09-30
GLOBAL TECHNOLOGIES LTD
filed 2021-11-15
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-25668

GLOBAL TECHNOLOGIES, LTD

(Exact name of registrant as specified in its charter)

Delaware	86-0970492
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

510 1st Ave N., Suite 901 St. Petersburg, FL	33701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 482-1505

A Registered Agent, Inc.

8 The Green, Suite A

Dover, DE 19901

(302) 288-0670

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	GTLL	OTC Markets “PINK”

As of November 15, 2021, there were 11,299,293,609 shares of registrant’s Class A common stock outstanding.

GLOBAL TECHNOLOGIES, LTD

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2021 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

iii

PART I

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	June 30, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$66,330	$56,300
Accounts receivable	15,000	-
Prepaid director’s compensation	-	12,000
Loan receivable, other	28,026	3,782
Total current assets	109,356	72,082
Property and equipment, less accumulated depreciation of $9,525 and $8,226	26,838	28,137
Goodwill	473,323	473,323
Total other assets	500,161	501,460
TOTAL ASSETS	$609,517	$573,542

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$4,261	$4,123
Accrued default interest	6,114	40,216
Accrued interest	23,211	18,975
Notes payable-third parties	497,250	649,750
Loan payable, related party	5,402	11,999
Default principal, notes payable-third parties	15,500	137,200
Debt discounts	(241,842)	(251,235)
Derivative liability	1,225,040	1,007,577
Total current liabilities	1,534,936	1,618,605

TOTAL LIABILITIES	$1,534,936	$1,618,605

STOCKHOLDERS’ DEFICIENCY
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series K; 3 shares authorized, par value $0.01, as of September 30, 2021 and June 30, 2021, there are 3 and 3 shares outstanding, respectively	-	-
Series L; 500,000 shares authorized, par value $0.01, as of September 30, 2021 and June 30, 2021, there are 255 and 255 shares outstanding, respectively	3	3
Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of September 30, 2021 and June 30, 2021, there are 14,290,293,609 and 14,680,293,609 shares outstanding, respectively	1,429,029	1,468,029
Additional paid- in capital Class A common stock	161,196,814	161,225,814
Additional paid- in capital preferred stock	1,282,310	1,282,310
Common stock to be issued	212,803	144,803
Accumulated deficit	(165,046,378)	(165,166,022)
Total stockholders’ deficiency	(925,419)	(1,045,063)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$609,517	$573,542

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended September 30, 2021 and 2020

	September 30, 2021	September 30, 2020

Revenue earned
Revenue	$50,000	$-
Cost of goods sold	-	-
Gross profit	50,000	-

Operating Expenses
Officer and director compensation, including stock-based compensation of $0 and $10,000, respectively	70,087	20,000
Depreciation expense	1,299	758
Professional services	20,662	9,000
Selling, general and administrative	16,318	38,437

Total operating expenses	108,366	68,195

Loss from operations	(58,366)	(68,195)

Other income (expenses)
Forgiveness of debt and accrued interest	433,849	-
Gain (loss) on derivative liability	2,083	(3,965)
Loss on issuance on notes payable	(122,046)	(115,290)
Interest expense	(28,983)	(16,943)
Amortization of debt discounts	(106,893)	(311,409)

Total other income (expenses)	178,010	(447,607)

Income (loss) before provision for income taxes	119,644	(515,802)

Provision for income taxes	-	-

Net income (loss)	$119,644	$(515,802)

Basic and diluted income (loss) per common share	$0.00	$(0.00)

Weighted average common shares outstanding – basic and diluted	14,537,174,609	12,242,347,830

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)

(UNAUDITED)

For the three months ended September 30, 2021 and 2020

	Series K Preferred		Series L Preferred				Common Stock to	Additional
	stock		stock		Common Stock		be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at June 30, 2021	3	$-	255	$3	14,680,293,609	$1,468,029	144,803	$162,508,124	$(165,166,022)	$(1,045,063)
Return of common shares	-	-	-	-	(390,000,000)	(39,000)	68,000	(29,000)	-	-
Net income for the three months September 30, 2021	-	-	-	-	-	-	-	-	119,644	119,644
Balances at September 30, 2021	3	$-	255	$3	14,290,293,609	$1,429,029	212,803	$162,479,124	$(165,046,378)	$(925,419)

Balances at June 30, 2020	3	-	10	-	12,189,293,609	1,218,929	100,000	158,129,422	(160,937,361)	(1,489,010)
Common stock for services	-	-	-	-	-	-	10,000	-	-	10,000
Issuance of common stock to a noteholder in lieu of cash payment for fees in the amount of $29,839	-	-	-	-	596,785,387	59,679	-	(29,839)	-	29,840
Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	-	-	(515,802)	(515,802)
Balances at September 30, 2020	3	$-	10	$-	12,786,078,996	$1,278,608	110,000	$158,099,583	$(161,453,163)	$(1,964,972)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended September 30, 2021 and 2020

	September 30, 2021	September 30, 2020

OPERATING ACTIVITIES:
Net income (loss)	$119,644	$(515,802)
Adjustment to reconcile net loss to net cash provided by operating activities:
Issuance of common stock for conversion fees	-	29,839
Common stock to be issued for director fees	-	10,000
Forgiveness of debt and accrued interest	(433,849)	-
Derivative liability (gain) loss	(2,083)	3,965
Loss on issuance of notes payable	122,046	115,290
Depreciation	1,299	758
Amortization of debt discounts	106,893	311,409
Changes in operating assets and liabilities:
Accounts receivable	(15,000)	70,580
Receivable other, net	(20,944)	409
Prepaid director’s compensation	12,000	-
Accounts payable	138	3,643
Accrued interest	28,983	16,676
Accrued director’s compensation	-	10,000
Net cash (used) provided by operating activities	(80,873)	56,767

INVESTING ACTIVITIES:
Net cash provided (used) by investing activities	-	-

FINANCING ACTIVITIES:
Borrowings from loans payable-related parties	-	7,227
Repayments of loans payable-related parties	(6,597)	-
Repayments under note payable	-	(70,580)
Borrowings from notes payable	97,500	20,000
Net cash (used in) provided by financing activities	90,903	(43,353)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,030	13,414

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	56,300	25

CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,330	$13,439

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Issuance of convertible note for acquisition of Global Clean Solutions, LLC membership units	$-	$250,000
Cancellation of common stock and stock to be issued	$68,000	$-

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2021 and 2020

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

For the three months ended September 30, 2021 and 2020

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

The Company elected to impair its investment in Global Clean during the year ended June 30, 2021 as it does not anticipate generating any further revenue from this investment.

Services:

Consulting Services

On May 10, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with CoroWare, Inc. (“CoroWare”). Under the terms of the Agreement, the Company is to prepare the following financial reports for CoroWare: (i) Registration Statement and all subsequent amendments, (ii) Quarterly Reports for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021, and (iii) Annual Report for the period ended December 31, 2021. The Agreement shall have a term of one (1) year or until CoroWare’s Annual Report is filed with OTC Markets or the SEC. The Company shall be compensated a total of $45,000 in three equal payments of $15,000. As of September 30, 2021, the Company has received $30,000 compensation.

On June 29, 2021, the Company entered into a Fee Agreement for the preparation of a registration statement on Form S-1 and all follow up correspondence with the appropriate regulatory agencies. As of September 30, 2021, the Company has received $5,000 compensation.

NOTE B – BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 as filed with the Securities and Exchange Commission on October 13, 2021. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2021, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Given these factors, the Company anticipates that the greatest impact from the COVID-19 pandemic in 2020 occurred in the second and third quarters of 2020 and resulted in a significant decline in the Company’s operational capabilities.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended June 30, 2021 filed with the Securities and Exchange Commission on October 13, 2021.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Global Technologies and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents. The Company has cash on deposit at one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. In the future, the Company may reduce its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $66,330 of cash and cash equivalents at September 30, 2021 of which none was held in foreign bank accounts and $0 was not covered by FDIC insurance limits as of September 30, 2021.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2021 and 2020

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2021 and June 30, 2021, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Concentrations of Risks

Concentration of Accounts Receivable –At September 30, 2021 and June 30, 2021, the Company had $15,000 and $0 in accounts receivable, respectively. For the three months ended September 30, 2021, one customer accounted for 100% of accounts receivable.

Concentration of Revenues – For the three months ended September 30, 2021, the Company generated $50,000 in revenue from two customers. For the three months ended September 30, 2020, the Company generated $0 revenue.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s CBD products.

Concentration of Loans Receivable, Other –At September 30, 2021 and June 30, 2021, the Company had $28,026 and $3,782 in loans receivable, other. At September 30, 2021 and June 30, 2021, one borrower accounted for 100% of the Company’s total loans receivable, other. The one borrower is controlled by the Company’s sole officer and director.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2021, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2021 and 2020

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

On September 03, 2020, the Company entered into a Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest in order to facilitate the transfer of 25 Membership Units (the “Units”), representing a twenty five percent ownership, issued by Global Clean Solutions, LLC (“Global Clean”) and held in the name of Graphene Holdings, LLC (“Graphene”) to the Company. The Company reviews its investments for impairment on a quarterly basis. During the year ended June 30, 2021, the Company elected to impair its investment in Global Clean as it does not anticipate generating any further revenue from its investment. For the three months ended September 30, 2021, there were no similar transactions with third-parties.

	September 30, 2021	September 03, 2020

Global Clean Solutions, LLC	$-	$250,000
Total investments	$-	$250,000

The above investment does not have a readily determinable fair value, as identified in ASC 321-10-35-2, and each investment is measured at cost less impairment. The Company monitors the investment for any changes in observable prices from orderly transactions.

On September 22, 2021, Graphene forgave all unpaid principal and interest on the Convertible Promissory Note issued by the Company on September 3, 2020 in the acquisition of Graphene’s 25% ownership interest in Global Clean. The Company retained its 25% ownership in Global Clean.

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

For the three months ended September 30, 2021 and 2020

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the three months ended September 30, 2021 and 2020, the Company excluded 1,548,833,791 and 24,631,204,762, respectively, shares relating to convertible notes payable to third parties, shares issuable upon the exercise of the Armada warrant and share issuable upon conversion of the Company’s Series L Preferred stock.

Recently Enacted Accounting Standards

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2021 and 2020

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-13 on our financial statements.

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

Goodwill

After completing the purchase price allocation, any residual of cost over fair value of the net identifiable assets and liabilities was assigned to the unidentifiable asset, goodwill. Formerly subject to mandatory amortization, this now is not permitted to be amortized at all, by any allocation scheme and over any useful life. Impairment testing, using a methodology at variance with that set forth in FAS 144 (which, however, continues in effect for all other types of long-lived assets and intangibles other than goodwill), must be applied periodically, and any computed impairment will be presented as a separate line item in that period’s income statement, as a component of income from continuing operations (unless associated with discontinued operations, in which case, the impairment would, net of income tax effects, be combined with the remaining effects of the discontinued operations. In accordance with Statement No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill, but performs impairment tests of the carrying value at least quarterly.

Intangible Assets

Intangible assets are stated at the lesser of cost or fair value less accumulated amortization. Please see NOTE D – ACQUISITION OF TCBM HOLDINGS, LLC for further information.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2021 and 2020

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

Assets acquired	As of November 30, 2019

Cash	$546,411
Inventory (i)	70,580
Property, plant and equipment (ii)	36,363
653,354
Goodwill (iii)	1,346,646
Total purchase price	$2,000,000

(i)	Inventories acquired were sold on March 11, 2020
(ii)	Property, plant and equipment acquired includes computers, software and other office equipment.
(iii)	Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from November 30, 2019 through September 30, 2021 were as follows:

Balance as of November 30, 2019	$1,346,646
Additions and adjustments	(873,323)
Balance as of September 30, 2021	$473,323

For the three months ended September 30, 2021 and year ended June 30, 2021, the Company recorded an impairment of goodwill in the amount of $0 and $873,323, respectively. During the fourth quarter of fiscal 2021 (second calendar quarter of 2021), the Company performed an interim goodwill impairment analysis on the TCBM Holdings, LLC acquisition and its $946,646 goodwill balance based on assessed potential indicators of impairment, including recent disruptions to the domestic CBD market resulting from the COVID-19 pandemic, the increasing uncertainty of near-term demand requirements, supply constraints and financing constraints. In the previous 2020 annual goodwill impairment evaluation, this reporting unit had a fair value of approximately 100% of the carrying value. The impairment assessment and valuation method require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. As a result of the fourth quarter 2021 goodwill impairment evaluation, the Company determined that the fair value of the TCBM Holdings, LLC acquisition was below carrying value, including goodwill, by $473,323. This was primarily due to changes in the timing and amount of expected cash flows resulting from lower projected revenues, profitability and cash flows due to near-term reductions in the domestic CBD market.

NOTE E - PROPERTY AND EQUIPMENT

	September 30, 2021	June 30, 2021

Property and Equipment	$36,363	$36,363
Less: accumulated depreciation	(9,525)	(8,226)
Total	$26,838	$28,137

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the three months ended September 30, 2021 and 2020 was $1,299 and $758, respectively.

NOTE F – ACCRUED OFFICER AND DIRECTOR COMPENSATION

Accrued officer and director compensation is due to Wayne Anderson, the sole officer and director of the Company, and consists of:

	September 30, 2021	June 30, 2021

Pursuant to January 26, 2018 Board of Directors Service Agreement	$-	$-
Total	$-	$-

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2021 and 2020

(Unaudited)

NOTE F – ACCRUED OFFICER AND DIRECTOR COMPENSATION (cont’d)

For the three months ended September 30, 2021 and year ended June 30, 2021, the balance of accrued officer and director compensation changed as follows:

	Pursuant to Employment Agreements	Pursuant to Board of Directors Services Agreements	Total

Balances at June 30, 2020	-	79,803	79,803
Officer’s/director’s compensation for the year ended June 30, 2021 (not including stock-based compensation of $40,000 accrued as Stock to be Issued)	-	40,000	40,000
Cash compensation		(119,803)	(119,803)
Balances at June 30, 2021	-	-	-
Officer’s/director’s compensation for the three months ended September 30, 2021	-	20,000	20,000
Cash bonus as per new agreement (ii)		50,000	50,000
Cash compensation		(70,000)	(70,000)
Balances at September 30, 2021	$-	$-	$-

(i)	As of September 30, 2021 and June 30, 2021, total shares of common stock accrued as “Stock to be Issued” to Mr. Anderson as per the terms of the Board of Director’s Services Agreement is 84,803 and 84,803, respectively.
(ii)	On July 1, 2021, the Company executed a new Board of Directors Service Agreement with Jimmy Wayne Anderson. Under the terms of the Agreement, Mr. Anderson shall receive a one-time bonus payment of Fifty Thousand and no/100 dollars ($50,000.00) upon execution of the Agreement, and Twenty Thousand and no/100 dollars ($20,000.00) paid to Mr. Anderson on the last calendar day of each quarter as long as Mr. Anderson continues to fulfill his duties and provide the services set forth above. The compensation of $20,000 per quarter shall commence with the third calendar quarter of 2021 (first fiscal quarter of 2022).

NOTE G – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	September 30, 2021	June 30, 2021

Convertible Promissory Note dated December 17, 2019 payable to Armada Investment Fund, LLC (“Armada”), interest at 8%, due December 17, 2020, in technical default-with unamortized debt discount of $0 and $0 at, September 30, 2021 and June 30, 2021, respectively (i)	11,000	11,000
Convertible Promissory Note dated September 3, 2020 payable to Graphene Holdings, LLC (“Graphene”), interest at 3%, due March 3, 2021, in technical default, with unamortized debt discount of $0 and $0 at, September 30, 2021 and June 30, 2021, respectively (ii)	-	250,000
Convertible Promissory Note dated September 9, 2020 payable to Graphene Holdings, LLC (“Graphene”), interest at 3%, due March 9, 2021, in technical default, with unamortized debt discount of $0 and $0 at, September 30, 2021 and June 30, 2021, respectively (iii)	20,000	20,000
Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2022, with unamortized debt discount of $30,411 and $55,616 at, September 30, 2021 and June 30, 2021, respectively (iv)	100,000	100,000
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2022, with unamortized debt discount of $78,904 and $129,316 at September 30, 2021 and June 30, 2021, respectively (v)	200,000	200,000
Convertible Promissory Note dated June 17, 2021 payable to Power Up Lending Group Ltd. (“Power Up”), interest at 8%, due June 17, 2022-with unamortized debt discount of $48,785 and $66,303 at, September 30, 2021 and June 30, 2021, respectively (vi)	68,750	68,750
Convertible Promissory Note dated July 12, 2021 payable to Power Up Lending Group Ltd. (“Power Up”), interest at 8%, due July 12, 2022-with unamortized debt discount of $37,931 and $0 at, September 30, 2021 and June 30, 2021, respectively (vii)	48,750	-
Convertible Promissory Note dated September 9, 2021 payable to Power Up Lending Group Ltd. (“Power Up”), interest at 8%, due September 9, 2022-with unamortized debt discount of $45,811 and $0 at, September 30, 2021 and June 30, 2021, respectively (viii)	48,750	-
Totals	$497,250	$649,750

(i)

On December 17, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Armada Capital Partners, LLC (“Armada”) wherein the Company issued Armada a Convertible Promissory Note (the “Convertible Note”) in the amount of $11,000 ($1,000 OID). The Convertible Note has a term of one (1) year (due on December 17, 2020) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 20, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 60% multiplied by the Market Price (as defined herein)(representing a discount rate of 40%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. As part and parcel of the foregoing transaction, Armada was issued a warrant granting the holder the right to purchase up to 560,800 shares of the Company’s common stock at an exercise price of $0.024 for a term of 5-years. The transaction closed on December 17, 2019. In addition, 10,000,000 shares of the Company’s common stock have been reserved at Pacific Stock Transfer Corporation for possible issuance upon the conversion of the Note into shares of our common stock. As of September 30, 2021, $11,000 principal, $5,500 default principal, $1,572 interest and $1,868 default interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2021 and 2020

NOTE G – NOTES PAYABLE, THIRD PARTIES (cont’d)

(ii)	On September 3, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Graphene Holdings, LLC (the “Holder”) in the principal amount of $250,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 3, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. On September 22, 2021, the Holder forgave all unpaid principal and interest on the Convertible Note. As of September 30, 2021, no principal or interest were due.

(iii)	On September 9, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Graphene Holdings, LLC (the “Holder”) in the principal amount of $20,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 9, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. As of September 30, 2021, $20,000 principal, $10,000 default principal, $622 interest and $4,246 default interest were due.

(iv)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of September 30, 2021, $100,000 principal plus $6,740 interest were due.

(v)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of September 30, 2021, $200,000 principal plus $11,616 interest were due.

(vi)

On June 17, 2021, the Company issued to Power Up Lending Group Ltd. (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $68,750. The Convertible Note has a term of one (1) year (Maturity Date of June 17, 2022) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. The transaction closed on June 21, 2021. As of September 30, 2021, $68,750 principal plus $1,582 interest were due.

(vii)

On July 12, 2021, the Company issued to Power Up Lending Group Ltd. (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $48,750. The Convertible Note has a term of one (1) year (Maturity Date of July 12, 2022) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. The transaction closed on July 15, 2021. As of September 30, 2021, $48,750 principal plus $855 interest were due.

(viii)

On September 9, 2021, the Company issued to Power Up Lending Group Ltd. (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $48,750. The Convertible Note has a term of one (1) year (Maturity Date of September 9, 2022) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. The transaction closed on September 13, 2021. As of September 30, 2021, $48,750 principal plus $224 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2021 and 2020

NOTE G – NOTES PAYABLE, THIRD PARTIES (cont’d)

Income from forgiveness of principal and interest on convertible notes payable consists of:

	September 30, 2021	June 30, 2021

Forgiveness of principal and interest Tribridge Ventures, LLC	$-	$29,277
Forgiveness of interest Around the Clock Partners, LP	-	3,532
Forgiveness of interest Valvasone Trust	-	2,453
Forgiveness of interest Jody A. DellaDonna	-	1,327
Forgiveness of Jetco Holdings, LLC principal, default principal, interest and default interest	-	300,197
Forgiveness of Graphene Holdings, LLC principal and interest	443,849	-
Total	$443,849	$336,786

Default principal, notes payable-third parties:

	September 30, 2021	June 30, 2021

Armada Investment Fund, LLC	$5,500	$2,200
Graphene Holdings, LLC	10,000	135,000
Total	$15,500	$137,200

Accrued default interest, notes payable-third parties:

	September 30, 2021	June 30, 2021

Armada Investment Fund, LLC	$1,868	$1,269
Graphene Holdings, LLC	4,246	38,947
Total	$6,114	$40,216

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2021 and 2020

(Unaudited)

NOTE H - DERIVATIVE LIABILITY

The derivative liability at September 30, 2021 and June 30, 2021 consisted of:

	September 30, 2021	June 30, 2021

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	$757,717	$548,392
Convertible Promissory Note payable to Armada Investment Fund, LLC. Please see NOTE G – NOTES PAYABLE, RELATED PARTIES for further information	27,783	18,865
Convertible Promissory Notes payable to Graphene Holdings, LLC. Please see NOTE G – NOTES PAYABLE, THIRD PARTIES for further information	32,102	332,519
Convertible Promissory Note payable to Power Up Lending Group Ltd. Please see NOTE G – NOTES PAYABLE, RELATED PARTIES for further information	407,438	107,801
Total derivative liability	$1,225,040	$1,007,577

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

The fair value of the derivative liability was measured at the respective issuance dates and at September 30, 2021, and June 30, 2021 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at September 30, 2021 were (1) stock price of $0.0036 per share, (2) conversion prices ranging from $0.00105 to $0.00147 per share, (3) term of 6 months to 1 year, (4) expected volatility of 144.91-365.65%, and (5) risk free interest rate of 0.05% to 0.09%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2021 were (1) stock price of $0.0032 per share, (2) conversion prices ranging from $0.0015 to $0.0021 per share, (3) term of 6 months to 1 year, (4) expected volatility of 257.53% to 392.02%, and (5) risk free interest rate of 0.09%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at June 30, 2021	$1,007,577
Additions	219,546
Gain	(2,083)
Balance at September 30, 2021	$1,225,040

NOTE I - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. At September 30, 2021 and June 30, 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At September 30, 2020 and June 30, 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2021 and 2020

(Unaudited)

NOTE I - CAPITAL STOCK (cont’d)

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At September 30, 2021 and June 30, 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At September 30, 2021 and June 30, 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At September 30, 2021 and June 30, 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. At September 30, 2021 and June 30, 2021, the Company had 3 and 3 shares issued and outstanding, respectively.

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

For the three months ended September 30, 2021 and 2020

(Unaudited)

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

Series L Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series L Preferred Stock, par value $0.01. The designation of the new Series L Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue five hundred thousand (500,000) shares of the Series L Preferred Stock. At September 30, 2021 and June 30, 2021, the Company had 255 and 255 shares issued and outstanding, respectively.

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

For the three months ended September 30, 2021 and 2020

(Unaudited)

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

For the three months ended September 30, 2021 and 2020

(Unaudited)

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

For the three months ended September 30, 2021 and 2020

(Unaudited)

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2021 and 2020

(Unaudited)

NOTE I - CAPITAL STOCK (cont’d)

At September 30, 2021 and June 30, 2021, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At September 30, 2021 and June 30, 2021, the Company has 14,290,293,609 and 14,680,293,609 shares issued and outstanding, respectively. At September 30, 2021 and June 30, 2021, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At September 30, 2021 and June 30, 2021, the Company has 0 and 0 shares issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the three months ended September 30, 2021 and year ended June 30, 2021, the Company issued and/or sold the following unregistered securities:

Common Stock:

Three months ended September 30, 2021

A total of 390,000,000 shares of common stock were returned to the Company to be retired.

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

On February 22, 2021, the Company issued 150,000,000 shares of restricted common stock with a fair market value of $1,710,000 to a noteholder in satisfaction of $1,500 in penalties against the note dated January 24, 2018.

A total of 1,260,000,000 shares of common stock were returned to the Company during the year ended June 30, 2021 to be retired.

Preferred Stock:

Three months ended September 30, 2021

None

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2021 and 2020

(Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES

Occupancy

Currently, the Company shares office space with Sylios Corp at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and is not required to reimburse Sylios Corp for monthly rent. The Company anticipates that this relationship will change with the hiring of additional employees and it will be required to enter into a lease for a separate office space.

Director Agreements

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

NOTE K - GOING CONCERN UNCERTAINTY

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of September 30, 2021, we had an accumulated deficit of $165,046,378. For the three months ended September 30, 2021, we had cash used from operating activities of $80,873. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2021 and 2020

(Unaudited)

NOTE K - GOING CONCERN UNCERTAINTY (cont’d)

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

NOTE L - SUBSEQUENT EVENTS

On October 18, 2021, a Default Final Judgment was entered in favor of the Company in the Complaint for Declaratory Judgment filed with the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against Fortis Holdings, Ltd, Wayfarer Management, Ltd, Flash Funding, Inc. and OTC Capital Partners, LLC. A total of 2,991,000,000 shares of the Company’s issued and outstanding common stock were voided.

On October 27, 2021, the Company issued to Sixth Street Lending, LLC. (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $38,750. The Convertible Note has a term of one (1) year (Maturity Date of October 27, 2022) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. The transaction closed on October 29, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, and in our subsequent filings with the SEC, and include, among others, the following: marijuana is illegal under federal law, the marijuana industry is subject to strong competition, our business is dependent on laws pertaining to the marijuana industry, the marijuana industry is subject to government regulation, our business model depends on the availability of private funding, we will be subject to general real estate risks, if debt payments to note holder are not made we could lose our investment in our real estate properties, terms and deployment of capital. The terms “Global Technologies, Ltd “Global Technologies,” “Global,” “we,” “us,” “our,” and the “Company” refer to Global Technologies, Ltd., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

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

Services:

Consulting Services

On May 10, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with CoroWare, Inc. (“CoroWare”). Under the terms of the Agreement, the Company is to prepare the following financial reports for CoroWare: (i) Registration Statement and all subsequent amendments, (ii) Quarterly Reports for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021, and (iii) Annual Report for the period ended December 31, 2021. The Agreement shall have a term one (1) year or until CoroWare’s Annual Report is filed with OTC Markets or the SEC. The Company shall be compensated a total of $45,000 in three equal payments of $15,000. As of September 30, 2021, the Company has received $30,000 compensation.

On June 29, 2021, the Company entered into a Fee Agreement for the preparation of a registration statement on Form S-1 and all follow up correspondence with the appropriate regulatory agencies. As of September 30, 2021, the Company has received $5,000 compensation.

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

Given these factors, the Company anticipates that the greatest impact from the COVID-19 pandemic in 2020 occurred in the second and third quarters of 2020 and resulted in a significant decline in the Company’s operational capabilities.

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

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended September 30, 2021.

Please see our Annual Report on Form 10-K for the year ended June 30, 2021 filed on October 13, 2021, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Components of our Results of Operations

Revenues

We sell consumer products either wholesale or direct to consumer. In addition, we generate revenue through the logistics services we offer through our wholly owned subsidiary, Market on Main and consulting services we offer to other publicly traded companies.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table sets forth information comparing the components of net (loss) income for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Period over Period Change
	2021	2020	$	%
Revenues, net	$50,000	$-	$50,000	100.00%
Cost of revenues	-	-	-	-
Gross profit	50,000	-	-	-

Operating expenses:
Selling, general and administrative	16,318	38,437	(22,119)	-57.55%
Other operating expenses	92,048	29,758	62,290	209.32%
Total operating expenses	108,366	68,195	40,171	58.91%
Operating loss	(58,366)	(68,195)	(9,829)	-14.41%

Other (expense) income:
Forgiveness of debt and accrued interest	433,849	-	433,849	100.00%
Gain (loss) on derivative liability	2,083	(3,965)	6,048	152.53%
Gain (loss) on issuance of notes payable	(122,046)	(115,290)	(6,756)	-5.86%
Amortization of debt discounts	(106,893)	(311,409)	(204,516)	-65.67%
Interest expense	(28,983)	(16,943)	(12,040)	-71.06%
Total other income (expenses)	178,010	(447,607)	625,617	139.77%
Income (loss) before income taxes	119,644	(515,802)	635,446	123.16%
Income tax expense	-	-	-	-
Net income (loss)	119,644	(515,802)	635,446	123.16%

Revenue

For the three months ended September 30, 2021 and 2020, we generated revenue of $50,000 and $-, respectively.

Cost of Revenues

For the three months ended September 30, 2021 and 2020, cost of revenues was $- and $-, respectively.

Gross Profit

For the three months ended September 30, 2021 and 2020, gross profit was $50,000 and $-, respectively.

Operating Expenses

Selling, general and administrative expenses were $16,318 and $38,437 for the three months ended September 30, 2021 and 2020, respectively, representing a decrease of $22,119, or 57.55%. The Company’s selling, general and administrative expenses decrease is largely attributable to a reduction in corporate office expenses.

Other Expenses

Other income (expenses) were $178,010 and ($447,607) for the three months ended September 30, 2021 and 2020, respectively, representing an increase of $625,617, or 139.77%. The other income (expenses) for the three months ended September 30, 2021 included amortization of debt discounts of ($106,893), interest expense of ($28,983), loss on issuance of notes payable of ($122,046) offset by a gain on derivative liability of $2,083 and gain on forgiveness of debt and interest of $433,849. The increase in other income for the three months ended September 30, 2021 was largely attributable to a gain on forgiveness of debt and interest.

Income tax expense

There was no income tax expense for the three months ended September 30, 2021 and September 30, 2020.

Net Income (loss)

For the three months ended September 30, 2021, our net income increased to $119,644, as compared to a net loss of ($515,802) for three months ended September 30, 2020, an increase of $635,446. The increase in net income for the three months ended September 30, 2021 was largely attributable to gain on forgiveness of debt and interest.

Liquidity and Capital Resources

The following table summarizes the cash flows for the three months ended September 30, 2021 and 2020:

	2021	2020
Cash Flows:

Net cash provided by (used in) operating activities	(80,873)	56,767
Net cash provided by investing activities	-	-
Net cash provided by financing activities	90,903	(43,353)

Net increase (decrease) in cash	10,030	13,414
Cash at beginning of period	56,300	25

Cash at end of period	$66,330	$13,439

As of September 30, 2021 and 2020, the Company had cash of $66,330 and $13,439, respectively.

We had cash (used in) provided by operating activities of ($80,873) for the three, months ended September 30, 2021, compared to $56,767 for the three months ended September 30, 2020.

We had cash provided by investing activities of $- and $- for the three months ended September 30, 2021 and 2020, respectively

We had cash provided by (used in) financing activities of $90,903 and ($43,353) for the three months ended September 30, 2021 and 2020, respectively, of which $97,500 was from borrowings from notes payable offset by repayment of a note payable in the amount of ($6,597) during the three months ended September 30, 2021.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended September 30, 2021 had a material impact on our operations.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

On February 9, 2021, the Company filed a Complaint for Declaratory Judgment in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against Fortis Holdings, Ltd, Wayfarer Management, Ltd, Flash Funding, Inc. and OTC Capital Partners, LLC (together, the “Defendants”). The Complaint cites errors and improper inclusions of transfers that are void for fraud or want of consideration. Plaintiff is not seeking monetary relief in this action, but rather a declaratory decree establishing that the transactions with the named Defendants are void, erroneous or cancellable. As of the date of this filing, three of the Defendants have failed to answer the Claim. The Company has filed a Motion for Clerk Defaults against three of the Defendants. On August 18, 2021, the Company filed a Notice without Prejudice dropping OTC Capital Partners, LLC as a defendant. On September 10, 2021, the Company filed a Motion for Entry of Default Judgment, the same was heard and granted on October 5, 2021 during a status conference of the pending case. On October 18, 2021, a Default Final Judgment was entered in favor of the Company against Fortis Holdings, Ltd, Wayfarer Management, Ltd, and Flash Funding, Inc. A total of 2,991,000,000 shares of the Company’s issued and outstanding common stock have been voided.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

Issuance of common stock – Three months ended September 30, 2021

A total of 390,000,000 shares of common stock were returned to the Company by two shareholders during the three months ended September 30, 2021 to be retired.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit	Description

3.1	Articles of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.2	Amended and Restated Certificate of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.3	Certificate of Designation, Rights, Preferences and Limitations of Series A 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.4	Certificate of Designation, Rights, Preferences and Limitations of Series B 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.5	Certificate of Merger of Interactive Flight Technologies, Inc. into Global Technologies, Ltd (previously filed with Form 10 on June 8, 2020)
3.6	Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.7	Certificate of Designation, Rights, Preferences and Limitations of Series D Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.8	Certificate of Designation, Rights, Preferences and Limitations of Series E 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.9	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (previously filed with Form 10 on June 8, 2020)
3.10	Foreign Profit Corporation Articles of Continuance filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.11	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.12	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.13	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Delaware (previously filed with Amendment No. 1 to Form 10 on July 24, 2020)
3.14	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Delaware (previously filed with Form 10 on June 8, 2020)
3.15	Amended and Restated Bylaws of Global Technologies, Ltd (previously filed with Form 8-K on January 21, 2021)
4.1	Specimen Certificate common stock (previously filed with Form 10 on June 8, 2020)
10.1	Board of Directors Services Agreement with Jimmy Wayne Anderson dated January 26, 2018 (previously filed with Form 10 on June 8, 2020)
10.2	Convertible Note between the Company and Tri-Bridge Ventures, LLC dated January 24, 2018 (previously filed with Form 10 on June 8, 2020)
10.3	Convertible Note between the Company and Tri-Bridge Ventures, LLC dated February 16, 2018 (previously filed with Form 10 on June 8, 2020)

10.4	Convertible Note between the Company and Valvasone Trust dated June 3 2018 (previously filed with Form 10 on June 8, 2020)
10.5	Convertible Note between the Company and Jody A. DellaDonna dated June 29, 2018 (previously filed with Form 10 on June 8, 2020)
10.6	Convertible Note between the Company and Around the Clock Partners, LP dated July 27, 2018 (previously filed with Form 10 on June 8, 2020)
10.7	Indemnification Agreement between the Company and Jimmy Wayne Anderson dated January 25, 2018 (previously filed with Form 10 on June 8, 2020)
10.8	Consulting Agreement between Global Technologies, Ltd and Sylios Corp dated August 22, 2019 (previously filed with Form 10 on June 8, 2020)
10.9	Securities Purchase Agreement between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.10	Convertible Promissory Note between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.11	Common Stock Purchase Warrant Agreement between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.12	TCBM, LLC Purchase and Sale Agreement dated November 30, 2019 (previously filed with Form 10 on June 8, 2020)
10.13	Convertible Promissory Note between Global Technologies, Ltd and Jetco Holdings, LLC dated March 20, 2020 (previously filed with Form 10 on June 8, 2020)
10.14	Securities Purchase Agreement between Global Technologies, Ltd and Jetco Holdings, LLC dated March 20, 2020 (previously filed with Form 10 on June 8, 2020)
10.15	Consulting Agreement between Global Technologies, Ltd and Brian McFadden dated January 2, 2020 (previously filed with Form 10 on June 8, 2020)
10.16	Consulting Agreement between Global Technologies, Ltd and Timothy Cabrera dated January 2, 2020 (previously filed with Form 10 on June 8, 2020)
10.17	Asset Purchase Agreement between HMNRTH, LLC, TCBM Holdings, LLC and Edison Nation, Inc. and Scalematix, LLC dated March 11, 2020 (previously filed with Form 10 on June 8, 2020)
10.18	Quality Agreement between HMNRTH, LLC and Nutralife Biosciences dated September 23, 2019 (previously filed with Amendment No. 2 to Form 10 on August 10, 2020)
10.19	Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest (previously filed with Form 8-K on September 4, 2020)
10.20	Convertible Promissory Note between Global Technologies, Ltd. and Graphene Holdings, LLC dated September 3, 2020 (previously filed with Form 8-K on September 4, 2020)
10.21	Securities Purchase Agreement between Global Technologies, Ltd and Graphene Holdings, LLC dated September 9, 2020 (previously filed with Form 8-K on September 22, 2020)
10.22	Convertible Promissory Note between Global Technologies, Ltd and Graphene Holdings, LLC dated September 9, 2020 (previously filed with Form 8-K on September 22, 2020)
10.23	Platform License Agreement between Markets on Main, LLC and Honey Badger Media, LLC dated November 5, 2020 (previously filed with Form 10-K on December 18, 2020)
10.24	Amendment to Management Agreement dated December 28, 2020 (previously filed with Form 8-K on January 7, 2021)
10.25	Convertible Promissory Note between Global Technologies, Ltd and Tri-Bridge Ventures, LLC dated January 20, 2021 (previously filed with Form 10-Q on February 16, 2021)
10.26	Complaint for Declaratory Judgment dated February 9, 2021 (previously filed with Form 8-K on February 12, 2021)
10.27	Convertible Promissory Note between Global Technologies, Ltd and Tri-Bridge Ventures, LLC dated February 22, 2021 (previously filed with Form 8-K on March 8, 2021)
10.28	Convertible Promissory Note between the Company and Power Up Lending Group Ltd. dated June 17, 2021 (previously filed with Form 8-K on June 24, 2021)
10.29	Securities Purchase Agreement between the Company and Power Up Lending Group Ltd. dated June 17, 2021 (previously filed with Form 8-K on June 24, 2021)
10.30*	Board of Directors Services Agreement with Jimmy Wayne Anderson dated July 1, 2021 (previously filed with Form 10-K on October 13, 2021)
10.31	Convertible Promissory Note between the Company and Power Up Lending Group Ltd. dated July 12, 2021 (previously filed with Form 8-K on July 19, 2021)
10.32	Securities Purchase Agreement between the Company and Power Up Lending Group Ltd. dated July 12, 2021 (previously filed with Form 8-K on July 19, 2021)
10.33	Convertible Promissory Note between the Company and Power Up Lending Group Ltd. dated September 9, 2021 (previously filed with Form 8-K on September 16, 2021)
10.34	Securities Purchase Agreement between the Company and Power Up Lending Group Ltd. dated September 9, 2021 (previously filed with Form 8-K on September 16, 2021)
10.35	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated October 27, 2021 (previously filed with Form 8-K on November 2, 2021)
10.36	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated October 27, 2021 (previously filed with Form 8-K on November 2, 2021)
21.1	Articles of Organization for Markets on Main, LLC dated April 2, 2020 (previously filed with Form 10 on June 8, 2020)
21.2	Certificate of Formation TCBM Holdings, LLC dated (previously filed with Form 10 on June 8, 2020)
21.3	Certificate of Formation of HMNRTH, LLC dated July 30, 2019 (previously filed with Form 10 on June 8, 2020)
21.4	Certificate of Formation of 911 Help Now, LLC dated February 2, 2018 (previously filed with Form 10 on June 8, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

*	Filed herewith
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TECHNOLOGIES, LTD

By:	/s/ Jimmy Wayne Anderson
Jimmy Wayne Anderson
President

Date:	November 15, 2021

