Form 10-Q
period 2021-12-31
GLOBAL TECHNOLOGIES LTD
filed 2022-02-14
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

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

As of February 14, 2022, there were 12,186,280,599 shares of registrant’s Class A common stock outstanding.

GLOBAL TECHNOLOGIES, LTD

FORM 10-Q

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended December 31, 2021 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

iii

PART I

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	June 30, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$617,772	$56,300
Accounts receivable	40,000	-
Accrued interest receivable	277	-
Prepaid director’s compensation	-	12,000
Loan receivable, other	18,380	3,782
Total current assets	676,429	72,082
Property and equipment, less accumulated depreciation of $10,824 and $8,226	25,539	28,137
Note receivable	150,000	-
Goodwill	473,323	473,323
Total other assets	648,862	501,460
TOTAL ASSETS	$1,325,291	$573,542

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$2,728	$4,123
Accrued default interest	-	40,216
Accrued interest	29,515	18,975
Notes payable-third parties	436,250	649,750
Loan payable, related party	8,836	11,999
Default principal, notes payable-third parties	-	137,200
Debt discounts	(125,803)	(251,235)
Derivative liability	620,340	1,007,577
Total current liabilities	971,866	1,618,605

TOTAL LIABILITIES	$971,866	$1,618,605

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series K; 3 shares authorized, par value $0.01, as of December 31, 2021 and June 30, 2021, there are 3 and 3 shares outstanding, respectively	-	-
Series L; 500,000 shares authorized, par value $0.01, as of December 31, 2021 and June 30, 2021, there are 255 and 255 shares outstanding, respectively	3	3
Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of December 31, 2021 and June 30, 2021, there are 12,014,471,903 and 14,680,293,609 shares outstanding, respectively	1,201,446	1,468,029
Additional paid- in capital Class A common stock	162,370,929	161,225,814
Additional paid- in capital preferred stock	1,282,310	1,282,310
Common stock to be issued	212,803	144,803
Accumulated deficit	(164,714,066)	(165,166,022)
Total stockholders’ equity (deficiency)	353,425	(1,045,063)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,325,291	$573,542

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three and six months ended December 31, 2021 and 2020

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2021	2020	2021	2020
Revenue earned
Revenue	$45,000	$-	$95,000	$-
Cost of goods sold	-	-	-	-
Gross profit	45,000	-	95,000	-

Operating Expenses
Officer and director compensation, including stock-based compensation of $0, $10,000, $0 and $20,000, respectively	20,000	20,000	90,087	40,000
Salaries	-	-		-
Depreciation expense	1,299	758	2,598	1,516
Professional services	25,318	10,750	45,980	19,750
Selling, general and administrative	42,934	106,273	59,252	144,710

Total operating expenses	89,551	137,781	197,917	205,976

Loss from operations	(44,551)	(137,781)	(102,917)	(205,976)

Other income (expenses)
Investment income from Global Clean Solutions, LLC	-	12,197	-	12,197
Interest income	277	-	277	-
Forgiveness of debt and interest	15,445	-	449,294	-
Gain (loss) on derivative liability	560,912	(18,500,668)	562,995	(18,504,633)
Gain (loss) on issuance on notes payable	(32,309)	-	(154,355)	(115,290)
Interest expense	(12,673)	(74,461)	(41,656)	(91,404)
Amortization of debt discounts	(154,789)	(310,770)	(261,682)	(622,179)

Total other income (expenses)	376,863	(18,873,702)	554,873	(19,621,309)

Income (loss) before provision for income taxes	332,312	(19,011,483)	451,956	(19,527,285)

Provision for income taxes	-	-	-	-

Net income (loss)	$332,312	$(19,011,483)	$451,956	$(19,527,285)

Basic and diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding – basic and diluted	12,024,696,496	13,337,808,473	13,280,935,552	12,790,078,151

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)

(UNAUDITED)

For the three and six months ended December 31, 2021 and 2020

For the three months ended December 31, 2021 and 2020:

	Series K		Series L				Common Stock	Additional
	Preferred stock		Preferred stock		Common Stock		to be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at September 30, 2021 (Unaudited)	3	$-	255	$3	14,290,293,609	$1,429,029	212,803	$162,479,124	$165,046,378	$(925,419)
Return of common shares as per court order	-	-	-	-	(2,991,000,000)	(299,100)	-	299,100	-	-
Issuance of common stock for shares purchased through Regulation A offering	-	-	-	-	493,433,333	49,343	-	690,807	-	740,150
Issuance of common stock to noteholders in satisfaction of principal and interest	-	-	-	-	95,070,137	9,507	-	196,875	-	206,382
Cashless exercise of warrant	-	-	-	-	126,674,824	12,667	-	(12,667)	-	-
Net income for the three months ended December 31, 2021	-	-	-	-	-	-	-	-	332,312	332,312
Balances at December 31, 2021 (Unaudited)	3	$-	255	$3	12,014,471,903	$1,201,446	212,803	$163,653,239	$(164,714,066)	$353,425

Balances at September 30, 2020 (Unaudited)	3	$-	10	$-	12,786,078,996	$1,278,608	110,000	$158,099,583	$(161,453,163)	$(1,964,972)
Issuance of common stock to a noteholder in lieu of cash payment for fees in the amount of $100,480	-	-	-	-	2,009,604,166	200,960	-	(100,480)	-	100,480
Common stock for services	-	-	-	-	-	-	10,000	-	-	10,000
Net loss for the three months December 31, 2020	-	-	-	-	-	-	-	-	(19,011,483)	(19,011,483)
Balances at December 31, 2020 (Unaudited)	3	$-	10	$-	14,795,683,162	$1,479,568	120,000	$157,999,103	$(180,464,646)	$(20,865,975)

For the six months ended December 31, 2021 and 2020:

	Series K		Series L				Common Stock	Additional
	Preferred stock		Preferred stock		Common Stock		to be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at June 30, 2021	3	$-	255	$3	14,680,293,609	$1,468,029	144,803	162,508,124	$165,166,022	$(1,045,063)
Return of common shares as per court order	-	-	-	-	(2,991,000,000)	(299,100)	-	299,100	-	-
Return of common shares	-	-	-	-	(390,000,000)	(39,000)	68,000	(29,000)	-	-
Issuance of common stock for shares purchased through Regulation A offering	-	-	-	-	493,433,333	49,343	-	690,807	-	740,150
Issuance of common stock to noteholders in satisfaction of principal and interest	-	-	-	-	95,070,137	9,507	-	196,875	-	206,382
Cashless exercise of warrant	-	-	-	-	126,674,824	12,667	-	(12,667)	-	-
Net income for the six months ended December 31, 2021	-	-	-	-	-	-	-	-	451,956	451,956
Balances at December 31, 2021 (Unaudited)	3	$-	255	$3	12,014,471,903	$1,201,446	212,803	$163,653,239	$(164,714,066)	$353,425

Balances at June 30, 2020	3	$-	10	$-	12,189,293,609	$1,218,929	100,000	$158,129,422	$(160,937,361)	$(1,489,010)
Issuance of common stock to a noteholder in lieu of cash payment for fees in the amount of $130,319	-	-	-	-	2,606,389,553	260,639	-	(130,320)	-	130,319
Common stock for services	-	-	-	-	-	-	20,000	-	-	20,000
Net loss for the six months December 31, 2020	-	-	-	-	-	-	-	-	(19,527,285)	(19,527,285)
Balances at December 31, 2020 (Unaudited)	3	$-	10	$-	14,795,683,162	$1,479,568	120,000	$157,999,103	$(180,464,646)	$(20,865,975)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended December 31, 2021 and 2020

	December 31, 2021	December 31, 2020

OPERATING ACTIVITIES:
Net income (loss)	$451,956	$(19,527,285)
Adjustment to reconcile net loss to net cash provided by operating activities:
Issuance of common stock for conversion fees		130,319
Common stock to be issued for director fees	-	20,000
Gain from forgiveness of debt and interest	(449,294)	-
Derivative liability loss (gain)	(562,995)	18,504,633
Loss on issuance of notes payable	154,355	115,290
Depreciation	2,598	1,516
Amortization of debt discounts	261,682	622,179
Changes in operating assets and liabilities:
Accounts receivable	(40,000)	70,580
Interest receivable	(277)	-
Prepaid director’s compensation	12,000	-
Loans receivable	(14,598)	104,812
Receivable, other	-	409
Accounts payable	(1,395)	(407)
Accrued interest	48,042	91,404
Accrued director’s compensation	-	20,000
Net cash (used in) provided by operating activities	(137,926)	153,450

INVESTING ACTIVITIES:
Notes receivable-long-term	(150,000)	-
Net cash (used in) investing activities	(150,000)	-

FINANCING ACTIVITIES:
Issuance of stock for Regulation A financing	740,150	-
Borrowings from loans payable-related parties	-	7,092
Repayments under loans payable-related parties	(405)	-
Repayments under notes payable	(26,597)	(195,392)
Borrowings from notes payable	136,250	40,000
Net cash provided by (used in) financing activities	849,398	(148,300)

NET INCREASE IN CASH AND CASH EQUIVALENTS	561,472	5,150

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	56,300	25

CASH AND CASH EQUIVALENTS, END OF PERIOD	$617,772	$5,175

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Issuance of convertible note for acquisition of Global Clean Solutions, LLC membership units	$-	$250,000
Reduction of Jetco note in the amount per agreement applied to acquisition of subsidiaries	$-	$400,000
Cancellation of common stock and stock to be issued	$68,000	$-
Cancellation of common stock as per court order	$299,100	$-
Issuance of common stock for debt and accrued interest	$206,382	$-

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2021 and 2020

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

Current Operations

Global Technologies, Ltd (“Global”) is a holding corporation, which through its subsidiaries, has operations engaged in the online sales of CBD and hemp related products, the acquisition of intellectual property in the safety and security space, consulting services, third-part logistics provider and a portal to multi-channel sales opportunities.

On November 30, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) for the purchase of TCBM Holdings, LLC (“TCBM”). Under the terms of the Agreement, the Company issued a Convertible Promissory Note (the “Note”) in the amount of $2,000,000 to Jetco Holdings, LLC for the purchase of all issued and outstanding membership units of TCBM and its subsidiaries, HMNRTH, LLC and 911 Help Now, LLC. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for further information.

On March 11, 2020, the Company, through its two wholly owned subsidiaries, HMNRTH, LLC (the “Seller”) and TCBM Holdings, LLC (the “Owner”) (together Seller and Owner the “Selling Parties”) entered into an Asset Purchase Agreement (the “Agreement”) with Edison Nation, Inc. and its wholly owned subsidiary, Scalematix, LLC (together the “Buyer”), for the sale of certain assets in the health and wellness industry and related consumer products industry. Under the terms of the Agreement, Buyer was to remit $70,850 via wire transfer at Closing and issue to a representative of the Selling Parties Two Hundred Thirty-Eight Thousand Seven Hundred and Fifty (238,750) shares of restricted common stock. In addition, the Selling Parties shall have the right to additional earn out compensation based upon the following metrics: (i) at such time as the purchased assets achieve cumulative revenue of $2,500,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock; and (ii) at such time as the purchased assets achieve cumulative revenue of $5,000,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock. The Closing of the transaction occurred on March 11, 2020. As of the date of this filing, the Company has received the 238,750 shares of restricted common stock valued at $477,500 and cash compensation of $70,850 due under the terms of the Agreement. The shares were subsequently transferred to the principal of Jetco Holdings, LLC as payment against the November 30, 2019 Convertible Promissory Note issued by the Company. Please see NOTE H - NOTES PAYABLE, THIRD PARTIES for further information.

On September 3, 2020, the Company entered into a Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest in order to facilitate the transfer of 25 Membership Units (the “Units”) issued by Global Clean Solutions, LLC (“Global”) and held in the name of Graphene Holdings, LLC (“Graphene”) to the Company. In exchange for the transfer of the Units to the Company, the Company issued to Graphene a Convertible Promissory Note (the “Note”) in the amount of $250,000. Please see NOTE H - NOTES PAYABLE, THIRD PARTIES for further information.

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

For the six months ended December 31, 2021 and 2020

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

Please see NOTE M - SUBSEQUENT EVENTS for further information.

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

Services:

Consulting Services

On May 10, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with CoroWare, Inc. (“CoroWare”). Under the terms of the Agreement, the Company is to prepare the following financial reports for CoroWare: (i) Registration Statement and all subsequent amendments, (ii) Quarterly Reports for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021, and (iii) Annual Report for the period ended December 31, 2021. The Agreement shall have a term of one (1) year or until CoroWare’s Annual Report is filed with OTC Markets or the SEC. The Company shall be compensated a total of $45,000 in three equal payments of $15,000. As of December 31, 2021, the Company has received $45,000 compensation.

On June 29, 2021, the Company entered into a Fee Agreement for the preparation of a registration statement on Form S-1 and all follow up correspondence with the appropriate regulatory agencies. As of December 31, 2021, the Company has received $5,000 compensation.

On December 16, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with Palisades Holding Corp, Inc. (“Palisades”). Under the terms of the Agreement, the Company is to prepare a Registration Statement on Form S-1 (the “Registration Statement”) and all subsequent amendments to the Registration Statement. The Agreement shall remain in effect for the earlier of six (6) months or until Palisade’s Registration Statement is filed with the SEC. The Company shall be compensated a total of $25,000 upon the first funding transaction in an amount of $49,000 or more by Palisade. As of December 31, 2021, the Company has received $- compensation.

Letter of Intent with Tersus Power, Inc.:

On November 16, 2021, the Company entered into a Letter of Intent (“LOI”) to acquire all of the issued and outstanding shares of Tersus Power, Inc. Further details of the transaction will be disseminated upon execution of the definitive documents. The Company is completing its due diligence as of the time of this filing. The transaction is anticipated to close during fiscal Q3 2022 (calendar Q1 2022).

About Tersus Power, Inc.

Tersus Power Inc. was founded in 2020 as a contract manufacturer that will build and deliver Modular Hydrogen Fueling stations across the U.S and Canada. Tersus Power is located in Nevada and is in the process of commissioning a facility to manufacture the initial prototypes, and then ramp up to manufacture 10 modular fueling stations per month. The Company’s manufacturing facility will be located in the Pittsburgh, PA metroplex.

Tersus Power bases its Gen3 Modular Hydrogen Fueling Station on the PowerTap PT50, which was originally developed and manufactured by Nuvera in cooperation with the Department of Energy. Tersus Power’s next generation modular Hydrogen fueling station will utilize the patented solutions developed by Nuvera and the Department of Energy and will generate up to 1250 Kg of pure Hydrogen daily.

Tersus Power’s sole objective is to design a safe, adaptable and affordable hydrogen fueling station that allows for rapid development and deployment of hydrogen fueling infrastructure while minimizing the risk to investors. The Company’s modular prefabricated fueling stations could be produced on a very large scale and available immediately for delivery to participating sites in order to meet the growing demand for hydrogen fuel. The success of these stations will build increased confidence in the hydrogen vehicle market for both consumers and investors.

The station production equipment will be housed in a modular steel-hardened exoskeleton platform similar to a 40-foot shipping container, depending on the production requirements for a given site. The platform would contain a fully operational hydrogen production system. Each fueling station will be preassembled and rigorously tested in Tersus Power’s manufacturing facility to ensure minimum configuration at time of delivery. The design enhanced side panels that cover the structure will give it a permanent look and feel while providing further stability to the structure as a whole. The panels will be removable to provide access to production equipment for the purposes of maintenance and repair.

The modular fueling station will be placed on site at existing fueling stations on a prepared concrete pad that could support a more permanent installation. This approach allows for a narrowly focused permitting process which is necessary to connect the modular fueling stations to on-site utilities supporting the production of hydrogen. This approach eliminates the costly need to transport hydrogen from large-scale “refineries” to fueling stations.

Tersus Power generated over $2 million in revenue during 2021 by providing engineering services contracts in the hydrogen industry. There are no guarantees that the proposed transaction will close.

Tersus Power’s assets and liabilities at December 31, 2021 are as follows:

Assets
Current Assets
Cash and cash equivalents	$113,793
Accounts receivable	213,429
Prepaid expenses	104,240
Total current assets	431,462

Property and Equipment, Net	130,140
Total assets	$561,602

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$109,862
Deferred revenue	329,602
Notes payable – current	150,000
Total liabilities	589,464

Stockholders’ Deficit
Common stock $ 0.001 par value, 200,000,000 shares authorized, 10,000,000 issued and outstanding	10,000
Accumulated deficit	(37,862)
Total stockholders’ deficit	(27,862)
Total liabilities and stockholders’ deficit	$562,602

NOTE B – BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2021 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents. The Company has cash on deposit at one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. In the future, the Company may reduce its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $617,772 of cash and cash equivalents at December 31, 2021 of which none was held in foreign bank accounts and $367,772 was not covered by FDIC insurance limits as of December 31, 2021.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2021 and 2020

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2021 and June 30, 2021, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Concentrations of Risks

Concentration of Accounts Receivable –At December 31, 2021 and June 30, 2021, the Company had $40,000 and $0 in accounts receivable, respectively. For the six months ended December 31, 2021 two customers accounted for 100% of accounts receivable.

Concentration of Revenues – For the six months ended December 31, 2021, the Company generated $95,000 in revenue from two customers. For the six months ended December 31, 2020, the Company generated $0 revenue.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s CBD products.

Concentration of Loans Receivable, Other –At December 31, 2021 and June 30, 2021, the Company had $18,380 and $3,782 in loans receivable, other. At December 31, 2021 and June 30, 2021, one borrower accounted for 100% of the Company’s total loans receivable, other. The one borrower is controlled by the Company’s sole officer and director.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2021, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2021 and 2020

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

On September 03, 2020, the Company entered into a Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest in order to facilitate the transfer of 25 Membership Units (the “Units”), representing a twenty five percent ownership, issued by Global Clean Solutions, LLC (“Global Clean”) and held in the name of Graphene Holdings, LLC (“Graphene”) to the Company. The Company reviews its investments for impairment on a quarterly basis. During the year ended June 30, 2021, the Company elected to impair its investment in Global Clean as it does not anticipate generating any further revenue from its investment. For the six months ended December 31, 2021, there were no similar transactions with third-parties.

	December 31, 2021	September 03, 2020

Global Clean Solutions, LLC	$-	$250,000
Total investments	$-	$250,000

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

For the six months ended December 31, 2021 and 2020

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Stock-Based Compensation

We account for share-based awards to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. The Company accounts for non-employee stock-based awards in accordance with the Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Under the new standard, the Company will value all equity classified awards at their grant-date under ASC 718 and no options were required to be revalued at adoption.

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the six months ended December 31, 2021 and 2020, the Company excluded 1,500,660,030 and 25,536,204,762, respectively, shares relating to convertible notes payable to third parties, shares issuable upon the exercise of the Armada warrant and share issuable upon conversion of the Company’s Series L Preferred stock.

Recently Enacted Accounting Standards

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2021 and 2020

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

For the six months ended December 31, 2021 and 2020

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

Assets acquired	As of November 30, 2019

Cash	$546,411
Inventory (i)	70,580
Property, plant and equipment (ii)	36,363
653,354
Goodwill (iii)	1,346,646
Total purchase price	$2,000,000

(i)	Inventories acquired were sold on March 11, 2020
(ii)	Property, plant and equipment acquired includes computers, software and other office equipment.
(iii)	Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from November 30, 2019 through December 31, 2021 were as follows:

Balance as of November 30, 2019	$1,346,646
Additions and adjustments	(873,323)
Balance as of December 31, 2021	$473,323

For the six months ended December 31, 2021 and year ended June 30, 2021, the Company recorded an impairment of goodwill in the amount of $0 and $873,323, respectively. During the fourth quarter of fiscal 2021 (second calendar quarter of 2021), the Company performed an interim goodwill impairment analysis on the TCBM Holdings, LLC acquisition and its $946,646 goodwill balance based on assessed potential indicators of impairment, including recent disruptions to the domestic CBD market resulting from the COVID-19 pandemic, the increasing uncertainty of near-term demand requirements, supply constraints and financing constraints. In the previous 2020 annual goodwill impairment evaluation, this reporting unit had a fair value of approximately 100% of the carrying value. The impairment assessment and valuation method require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. As a result of the fourth quarter 2021 goodwill impairment evaluation, the Company determined that the fair value of the TCBM Holdings, LLC acquisition was below carrying value, including goodwill, by $473,323. This was primarily due to changes in the timing and amount of expected cash flows resulting from lower projected revenues, profitability and cash flows due to near-term reductions in the domestic CBD market.

NOTE E - PROPERTY AND EQUIPMENT

	December 31, 2021	June 30, 2021

Property and Equipment	$36,363	$36,363
Less: accumulated depreciation	(10,824)	(8,226)
Total	$25,539	$28,137

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the six months ended December 31, 2021 and 2020 was $2,598 and $1,516, respectively.

NOTE F – NOTE RECEIVABLE

	December 31, 2021	June 30, 2021

Note receivable- Tersus Power, Inc.	$150,000	$-
Total	$150,000	$-

(i)	On December 14, 2021, the Company, was issued a Senior Secured Promissory Note (the “Note”) in the principal amount of $500,000 by Tersus Power, Inc. (the “Borrower”). The Note shall bear interest at 5% annually, be amortized over 25 years and the Borrower shall pay the full amount of principal and interest in one balloon payment on December 14, 2026 (the “Maturity Date”). The Note is secured, through a Security Agreement, by all current and future assets of the Borrower. The Lender shall advance the Borrower funds, up to $500,000, prior to the closing of the proposed merger between the Lender and the Borrower. The first tranche, in the amount of $37,500, was advanced by the Lender on December 14, 2021. As of December 31, 2021, the Company has advanced the Borrower $150,000.
(ii)	The convertible note receivable is considered available for sale debt securities with a private company that is not traded in active markets. Since observable price quotations were not available at acquisition, fair value was estimated based on cost less an appropriate discount upon acquisition. The discount of each instrument is accreted into interest income over the respective term as shown within the Company’s Condensed Consolidated Statements of Operations.

NOTE G – ACCRUED OFFICER AND DIRECTOR COMPENSATION

Accrued officer and director compensation is due to Wayne Anderson, the sole officer and director of the Company, and consists of:

	December 31, 2021	June 30, 2021

Pursuant to January 26, 2018 Board of Directors Service Agreement	$-	$-
Total	$-	$-

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2021 and 2020

(Unaudited)

NOTE G – ACCRUED OFFICER AND DIRECTOR COMPENSATION (cont’d)

For the six months ended December 31, 2021 and year ended June 30, 2021, the balance of accrued officer and director compensation changed as follows:

	Pursuant to Employment Agreements	Pursuant to Board of Directors Services Agreements	Total

Balances at June 30, 2020	-	79,803	79,803
Officer’s/director’s compensation for the year ended June 30, 2021 (not including stock-based compensation of $40,000 accrued as Stock to be Issued)	-	40,000	40,000
Cash compensation		(119,803)	(119,803)
Balances at June 30, 2021	-	-	-
Officer’s/director’s compensation for the three months ended September 30, 2021	-	40,000	40,000
Cash bonus as per new agreement (ii)		50,000	50,000
Cash compensation		(90,000)	(90,000)
Balances at December 31, 2021	$-	$-	$-

(i)	As of December 31, 2021 and June 30, 2021, total shares of common stock accrued as “Stock to be Issued” to Mr. Anderson as per the terms of the Board of Director’s Services Agreement is 84,803 and 84,803, respectively.
(ii)	On July 1, 2021, the Company executed a new Board of Directors Service Agreement with Jimmy Wayne Anderson. Under the terms of the Agreement, Mr. Anderson shall receive a one-time bonus payment of Fifty Thousand and no/100 dollars ($50,000.00) upon execution of the Agreement, and Twenty Thousand and no/100 dollars ($20,000.00) paid to Mr. Anderson on the last calendar day of each quarter as long as Mr. Anderson continues to fulfill his duties and provide the services set forth above. The compensation of $20,000 per quarter shall commence with the third calendar quarter of 2021 (first fiscal quarter of 2022).

NOTE H – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	December 31, 2021	June 30, 2021

Convertible Promissory Note dated December 17, 2019 payable to Armada Investment Fund, LLC (“Armada”), interest at 8%, due December 17, 2020-with unamortized debt discount of $0 and $0 at, December 31, 2021 and June 30, 2021, respectively (i)	-	11,000
Convertible Promissory Note dated September 3, 2020 payable to Graphene Holdings, LLC (“Graphene”), interest at 3%, due March 3, 2021, with unamortized debt discount of $0 and $0 at, December 31, 2021 and June 30, 2021, respectively (ii)	-	250,000
Convertible Promissory Note dated September 9, 2020 payable to Graphene Holdings, LLC (“Graphene”), interest at 3%, due March 9, 2021, with unamortized debt discount of $0 and $0 at, December 31, 2021 and June 30, 2021, respectively (iii)	-	20,000
Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2022, with unamortized debt discount of $5,479 and $55,616 at, December 31, 2021 and June 30, 2021, respectively (iv)	100,000	100,000
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2022, with unamortized debt discount of $29,041 and $129,316 at December 31, 2021 and June 30, 2021, respectively (v)	200,000	200,000
Convertible Promissory Note dated June 17, 2021 payable to Power Up Lending Group Ltd. (“Power Up”), interest at 8%, due June 17, 2022-with unamortized debt discount of $0 and $66,303 at, December 31, 2021 and June 30, 2021, respectively (vi)	-	68,750
Convertible Promissory Note dated July 12, 2021 payable to Power Up Lending Group Ltd. (“Power Up”), interest at 8%, due July 12, 2022-with unamortized debt discount of $25,777 and $0 at, December 31, 2021 and June 30, 2021, respectively (vii)	48,750	-
Convertible Promissory Note dated September 9, 2021 payable to Power Up Lending Group Ltd. (“Power Up”), interest at 8%, due September 9, 2022-with unamortized debt discount of $33,657 and $0 at, December 31, 2021 and June 30, 2021, respectively (viii)	48,750	-
Convertible Promissory Note dated October 27, 2021 payable to Sixth Street Lending, LLC (“Sixth Street”), interest at 8%, due October 27, 2022-with unamortized debt discount of $31,848 and $0 at, December 31, 2021 and June 30, 2021, respectively (ix)	38,750
Totals	$436,250	$649,750

(i)	On December 17, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Armada Capital Partners, LLC (“Armada”) wherein the Company issued Armada a Convertible Promissory Note (the “Convertible Note”) in the amount of $11,000 ($1,000 OID). The Convertible Note has a term of one (1) year (due on December 17, 2020) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 20, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 60% multiplied by the Market Price (as defined herein)(representing a discount rate of 40%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. As part and parcel of the foregoing transaction, Armada was issued a warrant granting the holder the right to purchase up to 560,800 shares of the Company’s common stock at an exercise price of $0.024 for a term of 5-years. The transaction closed on December 17, 2019. In addition, 10,000,000 shares of the Company’s common stock have been reserved at Pacific Stock Transfer Corporation for possible issuance upon the conversion of the Note into shares of our common stock. On November 17, 2021, Armada converted $16,500 principal and $3,535 interest into 40,070,137 shares of common stock. As of December 31, 2021, the Convertible Note was paid in full.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2021 and 2020

(Unaudited)

NOTE H – NOTES PAYABLE, THIRD PARTIES (cont’d)

(ii)	On September 3, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Graphene Holdings, LLC (the “Holder”) in the principal amount of $250,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 3, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. On September 22, 2021, the Holder forgave all unpaid principal, default principal, interest and default interest on the Convertible Note. As of December 31, 2021, no principal or interest were due.

(iii)	On September 9, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Graphene Holdings, LLC (the “Holder”) in the principal amount of $20,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 9, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. On December 20, 2021, the Company made payment of $20,754 to pay all outstanding principal and interest. The Holder forgave all unpaid default principal and default interest. As of December 31, 2021, the Convertible Note was paid in full.

(iv)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of December 31, 2021, $100,000 principal plus $9,260 interest were due.

(v)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of December 31, 2021, $200,000 principal plus $16,658 interest were due.

(vi)	On June 17, 2021, the Company issued to Power Up Lending Group Ltd. (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $68,750. The Convertible Note has a term of one (1) year (Maturity Date of June 17, 2022) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. The transaction closed on June 21, 2021. On December 22, 2021, the Investor converted $68,750 principal and $2,750 interest into 55,000,000 shares of common stock. As of December 31, 2021, the Convertible Note was paid in full.

(vii)	On July 12, 2021, the Company issued to Power Up Lending Group Ltd. (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $48,750. The Convertible Note has a term of one (1) year (Maturity Date of July 12, 2022) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. The transaction closed on July 15, 2021. As of December 31, 2021, $48,750 principal and $1,838 interest were due. Please see NOTE M - SUBSEQUENT EVENTS for further information.

(viii)	On September 9, 2021, the Company issued to Power Up Lending Group Ltd. (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $48,750. The Convertible Note has a term of one (1) year (Maturity Date of September 9, 2022) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. The transaction closed on September 13, 2021. As of December 31, 2021, $48,750 principal plus $1,207 interest were due.

(ix)	On October 27, 2021, the Company issued to Sixth Street Lending, LLC. (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $38,750. The Convertible Note has a term of one (1) year (Maturity Date of October 27, 2022) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. The transaction closed on October 29, 2021. As of December 31, 2021, $38,750 principal plus $552 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2021 and 2020

(Unaudited)

NOTE H – NOTES PAYABLE, THIRD PARTIES (cont’d)

Income from forgiveness of principal and interest on convertible notes payable consists of:

	December 31, 2021	June 30, 2021

Forgiveness of principal and interest Tribridge Ventures, LLC	$-	$29,277
Forgiveness of interest Around the Clock Partners, LP	-	3,532
Forgiveness of interest Valvasone Trust	-	2,453
Forgiveness of interest Jody A. DellaDonna	-	1,327
Forgiveness of Jetco Holdings, LLC principal, default principal, interest and default interest	-	300,197
Forgiveness of Graphene Holdings, LLC principal and interest	449,294	-
Total	$449,294	$336,786

Default principal, notes payable-third parties:

	December 31, 2021	June 30, 2021

Armada Investment Fund, LLC	$-	$2,200
Graphene Holdings, LLC	-	135,000
Total	$-	$137,200

Accrued default interest, notes payable-third parties:

	December 31, 2021	June 30, 2021

Armada Investment Fund, LLC	$-	$1,269
Graphene Holdings, LLC	-	38,947
Total	$-	$40,216

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2021 and 2020

(Unaudited)

NOTE I - DERIVATIVE LIABILITY

The derivative liability at December 31, 2021 and June 30, 2021 consisted of:

	December 31, 2021	June 30, 2021

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for further information	$444,151	$548,392
Convertible Promissory Note payable to Armada Investment Fund, LLC. Please see NOTE H – NOTES PAYABLE, RELATED PARTIES for further information	-	18,865
Convertible Promissory Notes payable to Graphene Holdings, LLC. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for further information	-	332,519
Convertible Promissory Note payable to Power Up Lending Group Ltd. Please see NOTE H – NOTES PAYABLE, RELATED PARTIES for further information	112,502	107,801
Convertible Promissory Note payable to Sixth Street Lending, LLC. Please see NOTE H – NOTES PAYABLE, RELATED PARTIES for further information	63,687	-
Total derivative liability	$620,340	$1,007,577

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

The fair value of the derivative liability was measured at the respective issuance dates and at December 31, 2021, and June 30, 2021 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2021 were (1) stock price of $0.0018 per share, (2) conversion prices ranging from $0.0008 to $0.00976 per share, (3) term of 1 months to 10 months, (4) expected volatility range 163.33% to 173.7%, and (5) risk free interest rate of 0.06% to 0.34%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2021 were (1) stock price of $0.0032 per share, (2) conversion prices ranging from $0.0015 to $0.0021 per share, (3) term of 6 months to 1 year, (4) expected volatility of 257.53% to 392.02%, and (5) risk free interest rate of 0.09%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at June 30, 2021	$1,007,577
Additions	175,758
Gain	(562,995)
Balance at December 31, 2021	$620,340

NOTE J - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. At December 31, 2021 and June 30, 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At December 31, 2021 and June 30, 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2021 and 2020

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At December 31, 2021 and June 30, 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At December 31, 2021 and June 30, 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At December 31, 2021 and June 30, 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. At December 31, 2021 and June 30, 2021, the Company had 3 and 3 shares issued and outstanding, respectively.

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

For the six months ended December 31, 2021 and 2020

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

Series L Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series L Preferred Stock, par value $0.01. The designation of the new Series L Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue five hundred thousand (500,000) shares of the Series L Preferred Stock. At December 31, 2021 and June 30, 2021, the Company had 255 and 255 shares issued and outstanding, respectively.

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

For the six months ended December 31, 2021 and 2020

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

For the six months ended December 31, 2021 and 2020

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

For the six months ended December 31, 2021 and 2020

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2021 and 2020

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

At December 31, 2021 and June 30, 2021, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At December 31, 2021 and June 30, 2021, the Company has 12,014,471,903 and 14,680,293,609 shares issued and outstanding, respectively. At December 31, 2021 and June 30, 2021, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At December 31, 2021 and June 30, 2021, the Company has 0 and 0 shares issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the six months ended December 31, 2021 and year ended June 30, 2021, the Company issued and/or sold the following unregistered securities:

Common Stock:

Common stock issued during the six months ended December 31, 2021

On November 17, 2021, the Company issued 40,070,137 shares of common stock with a fair market value of $144,252 to a noteholder in satisfaction of $16,500 principal and $3,535 interest against the note dated December 17, 2019.

On November 17, 2021, the Company issued 126,674,824 shares of common stock with a fair market value of $456,029 for a cashless exercise of a warrant.

On December 13, 2021, the Company issued 50,000,000 shares of common stock to an accredited investor with a fair market value of $135,000 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

On December 14, 2021, the Company issued 60,000,000 shares of common stock to an accredited investor with a fair market value of $150,000 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

On December 15, 2021, the Company issued 50,000,000 shares of common stock to an accredited investor with a fair market value of $125,000 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

On December 16, 2021, the Company issued 66,700,000 shares of common stock to an accredited investor with a fair market value of $173,420 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

On December 17, 2021, the Company issued 50,000,000 shares of common stock to an accredited investor with a fair market value of $124,000 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

On December 21, 2021, the Company issued 33,333,333 shares of common stock to an accredited investor with a fair market value of $73,333 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

On December 22, 2021, the Company issued 66,700,000 shares of common stock to an accredited investor with a fair market value of $133,400 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

On December 22, 2021, the Company issued 55,000,000 shares of common stock with a fair market value of $110,000 to a noteholder in satisfaction of $68,750 principal and $2,750 interest against the note dated June 17, 2021.

On December 28, 2021, the Company issued 50,000,000 shares of common stock to an accredited investor with a fair market value of $90,000 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

On December 29, 2021, the Company issued 66,700,000 shares of common stock to an accredited investor with a fair market value of $113,390 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

Common Stock cancelled during the six months ended December 31, 2021

A total of 390,000,000 shares of common stock were returned to the Company by shareholders during the six months ended December 31, 2021.

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

Common stock issued during the year ended June 30, 2021

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

Preferred Stock:

Preferred stock issued during the six months ended December 31, 2021

None

Preferred stock issued during the year ended June 30, 2021

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

Warrants and Options:

On December 17, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Armada Capital Partners, LLC (“Armada”) wherein the Company issued Armada a Convertible Promissory Note (the “Note”) in the amount of $11,000 ($1,000 OID). The Note has a term of one (1) year (due on December 17, 2020) and bears interest at 8% annually. As part and parcel of the foregoing transaction, Armada was issued a warrant granting the holder the right to purchase up to 560,800 shares of the Company’s common stock at an exercise price of $0.024 for a term of 5-years. The transaction closed on December 17, 2019. On November 17, 2021, the Company issued Armada 126,674,824 shares of common stock for a cashless exercise of the warrant.

As of December 31, 2021, the Company had no outstanding warrants or options.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2021 and 2020

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

Director Agreements

On July 1, 2021, the Company executed a new Board of Directors Service Agreement with Jimmy Wayne Anderson. Under the terms of the Agreement, Mr. Anderson shall receive a one-time bonus payment of Fifty Thousand and no/100 dollars ($50,000.00) upon execution of the Agreement, and Twenty Thousand and no/100 dollars ($20,000.00) paid to Mr. Anderson on the last calendar day of each quarter as long as Mr. Anderson continues to fulfill his duties and provide the services set forth above. The compensation of $20,000 per quarter commenced with the third calendar quarter of 2021 (first fiscal quarter of 2022).

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of December 31, 2021, we had an accumulated deficit of $164,714,066. For the six months ended December 31, 2021, we had cash used in operating activities of $137,926. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

For the six months ended December 31, 2021 and 2020

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

NOTE M - SUBSEQUENT EVENTS

On January 3, 2022, the Company issued 66,700,000 shares of common stock to an accredited investor with a fair market value of $120,060 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

On January 3, 2022, the Company issued 50,000,000 shares of common stock to an accredited investor with a fair market value of $90,000 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

On January 3, 2022, the Company filed Articles of Conversion (the “Articles of Conversion”) with the State of Florida to convert its wholly owned subsidiary, Markets on Main, LLC (the “Subsidiary”), from a limited liability company to a Florida profit corporation. Simultaneous with the filing of the Articles of Conversion, the Company filed Articles of Incorporation for the Subsidiary. The new name of the Subsidiary after filing the Articles of Conversion is Markets on Main, Inc. The filing of the Articles of Conversion is part of the Company’s announced plan to spin-off the Subsidiary to the Company’s shareholders.

On January 12, 2022, the Company entered into a Fee Agreement for the preparation of a registration statement on Form 1-A and all follow up correspondence with the appropriate regulatory agencies.

On January 13, 2022, the Company issued to Sixth Street Lending, LLC (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $43,750. The Convertible Note has a term of one (1) year (Maturity Date of January 13, 2023) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets.” The transaction closed on January 14, 2022.

On January 18, 2022, the Company issued 55,108,596 shares of common stock with a fair market value of $93,685 to a noteholder in satisfaction of $48,750 principal and $1,950 interest against the note dated July 12, 2021.

On January 19, 2022 (the “Effective Date”), the Company’s wholly owned subsidiary, Markets on Main, Inc. (“MOM”), entered into an Exclusive Distribution Agreement (the “Distribution Agreement”) with Amfluent, LLC (“Amfluent”). Under the terms of the Distribution Agreement, MOM will become an exclusive distributor for the promotion and sale of products carried by Amfluent. As the exclusive distributor, MOM shall be awarded the exclusive territory of e-commerce, live shopping and digital sales. The Distribution Agreement has a term of one year from the Effective Date unless both parties agree to renew the Distribution Agreement for an additional term.

On February 4, 2022, the Company issued to Sixth Street Lending, LLC (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $43,750. The Convertible Note has a term of one (1) year (Maturity Date of February 4, 2023) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets.” The transaction closed on February 7, 2022.

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

Current Operations

Global Technologies, Ltd (“Global”) is a holding corporation, which through its subsidiaries, has operations engaged in the online sales of CBD and hemp related products, the acquisition of intellectual property in the safety and security space, consulting services, third-part logistics provider and a portal to multi-channel sales opportunities.

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

On September 3, 2020, the Company entered into a Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest in order to facilitate the transfer of 25 Membership Units (the “Units”) issued by Global Clean Solutions, LLC (“Global”) and held in the name of Graphene Holdings, LLC (“Graphene”) to the Company. In exchange for the transfer of the Units to the Company, the Company issued to Graphene a Convertible Promissory Note (the “Note”) in the amount of $250,000. Please see NOTE H - NOTES PAYABLE, THIRD PARTIES for further information.

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

Please see NOTE M - SUBSEQUENT EVENTS for further information.

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

Services:

Consulting Services

On May 10, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with CoroWare, Inc. (“CoroWare”). Under the terms of the Agreement, the Company is to prepare the following financial reports for CoroWare: (i) Registration Statement and all subsequent amendments, (ii) Quarterly Reports for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021, and (iii) Annual Report for the period ended December 31, 2021. The Agreement shall have a term one (1) year or until CoroWare’s Annual Report is filed with OTC Markets or the SEC. The Company shall be compensated a total of $45,000 in three equal payments of $15,000. As of December 31, 2021, the Company has received $30,000 compensation.

On June 29, 2021, the Company entered into a Fee Agreement for the preparation of a registration statement on Form S-1 and all follow up correspondence with the appropriate regulatory agencies. As of December 31, 2021, the Company has received $5,000 compensation.

On December 16, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with Palisades Holding Corp, Inc. (“Palisades”). Under the terms of the Agreement, the Company is to prepare a Registration Statement on Form S-1 (the “Registration Statement”) and all subsequent amendments to the Registration Statement. The Agreement shall remain in effect for the earlier of six (6) months or until Palisade’s Registration Statement is filed with the SEC. The Company shall be compensated a total of $25,000 upon the first funding transaction in an amount of $49,000 or more by Palisade. As of December 31, 2021, the Company has received $- compensation.

Letter of Intent with Tersus Power, Inc.:

On November 16, 2021, the Company entered into a Letter of Intent (“LOI”) to acquire all of the issued and outstanding shares of Tersus Power, Inc. Further details of the transaction will be disseminated upon execution of the definitive documents. The transaction is anticipated to close during fiscal Q3 2022 (calendar Q1 2022).

About Tersus Power, Inc.

Tersus Power Inc. was founded in 2020 as a contract manufacturer that will build and deliver Modular Hydrogen Fueling stations across the U.S and Canada. Tersus Power is located in Nevada and is in the process of commissioning a facility to manufacture the initial prototypes, and then ramp up to manufacture 10 modular fueling stations per month. The Company’s manufacturing facility will be located in the Pittsburgh, PA metroplex.

Tersus Power bases its Gen3 Modular Hydrogen Fueling Station on the PowerTap PT50, which was originally developed and manufactured by Nuvera in cooperation with the Department of Energy. Tersus Power’s next generation modular Hydrogen fueling station will utilize the patented solutions developed by Nuvera and the Department of Energy and will generate up to 1250 Kg of pure Hydrogen daily.

Tersus Power’s sole objective is to design a safe, adaptable and affordable hydrogen fueling station that allows for rapid development and deployment of hydrogen fueling infrastructure while minimizing the risk to investors. The Company’s modular prefabricated fueling stations could be produced on a very large scale and available immediately for delivery to participating sites in order to meet the growing demand for hydrogen fuel. The success of these stations will build increased confidence in the hydrogen vehicle market for both consumers and investors.

The station production equipment will be housed in a modular steel-hardened exoskeleton platform similar to a 40-foot shipping container, depending on the production requirements for a given site. The platform would contain a fully operational hydrogen production system. Each fueling station will be preassembled and rigorously tested in Tersus Power’s manufacturing facility to ensure minimum configuration at time of delivery. The design enhanced side panels that cover the structure will give it a permanent look and feel while providing further stability to the structure as a whole. The panels will be removable to provide access to production equipment for the purposes of maintenance and repair.

The modular fueling station will be placed on site at existing fueling stations on a prepared concrete pad that could support a more permanent installation. This approach allows for a narrowly focused permitting process which is necessary to connect the modular fueling stations to on-site utilities supporting the production of hydrogen. This approach eliminates the costly need to transport hydrogen from large-scale “refineries” to fueling stations.

Tersus Power generated over $2 million in revenue during 2021 by providing engineering services contracts in the hydrogen industry. The Company is completing its due diligence as of the time of this filing. There are no guarantees that the proposed transaction will close.

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

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended December 31, 2021.

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

Results of Operations

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

The following table sets forth information comparing the components of net (loss) income for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Period over Period Change
	2021	2020	$	%
Revenues, net	$45,000	$-	$45,000	100.00%
Cost of revenues	-	-	-	-
Gross profit	45,000	-	45,000	100.00%

Operating expenses:
Selling, general and administrative	42,934	106,273	(63,339)	-59.60%
Other operating expenses	46,617	31,508	15,109	47.95%
Total operating expenses	89,551	137,781	(48,230)	-35.00%
Operating loss	(44,551)	(137,781)	93,230	-67.67%

Other income (expenses):
Investment income	-	12,197	(12,197)	-100.00%
Interest income	277	-	277	100.00%
Forgiveness of debt and accrued interest	15,445	-	15,445	100.00%
Gain (loss) on derivative liability	560,912	(18,500,668)	19,061,580	103.03%
Loss on issuance of notes payable	(32,309)	-	(32,309)	-100.00%
Amortization of debt discounts	(154,789)	(310,770)	(155,981)	-50.19%
Interest expense	(12,673)	(74,461)	(61,788)	-82.98%
Total other income (expenses)	376,863	(18,873,702)	19,250,565	102.00%
Income (loss) before income taxes	332,312	(19,011,483)	19,343,795	101.75%
Income tax expense	-	-	-	-
Net income (loss)	$332,312	$(19,011,483)	$19,343,795	101.75%

Revenue

For the three months ended December 31, 2021 and 2020, we generated revenue of $45,000 and $-, respectively. The increase in revenue for the three months ended December 31, 2021 is largely attributable to the Company’s increase in consulting revenue.

Cost of Revenues

For the three months ended December 31, 2021 and 2020, cost of revenues was $- and $-, respectively.

Gross Profit

For the three months ended December 31, 2021 and 2020, gross profit was $45,000 and $-, respectively.

Operating Expenses

Operating expenses were $89,551 and $137,781 for the three months ended December 31, 2021 and 2020, respectively, representing a decrease of $48,230, or 35.00%. The Company’s decrease in selling, general and administrative expenses is largely attributable to a reduction in corporate operating expenses.

Other Expenses

Other income (expenses) were $376,863 and ($18,873,702) for the three months ended December 31, 2021 and 2020, respectively, representing an increase of $19,250,565, or 102.00%. The other income (expenses) for the three months ended December 31, 2021 included amortization of debt discounts of ($154,789), interest expense of ($12,673), loss on issuance of notes payable of ($32,309) offset by a gain on derivative liability of $560,912 and gain on forgiveness of debt and interest of $15,455. The increase in other income for the three months ended December 31, 2021 was largely attributable to a gain on derivative liability.

Income tax expense

There was no income tax expense for the three months ended December 31, 2021 and December 31, 2020.

Net Income (loss)

For the three months ended December 31, 2021, our net income increased to $332,312, as compared to a net loss of ($19,011,483) for three months ended December 31, 2020, an increase of $19,343,795. The increase in net income for the three months ended December 31, 2021 was largely attributable to a gain on derivative liability.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

The following table sets forth information comparing the components of net (loss) income for the six months ended December 31, 2021 and 2020:

	Six Months Ended December 31,		Period over Period Change
	2021	2020	$	%
Revenues, net	$95,000	$-	$95,000	100.00%
Cost of revenues	-	-	-	-
Gross profit	95,000	-	95,000	100.00%

Operating expenses:
Selling, general and administrative	59,252	144,710	(85,458)	-59.05%
Other operating expenses	138,665	61,266	77,399	126.33%
Total operating expenses	197,917	205,976	(8,059)	-3.91%
Operating loss	(102,917)	(205,976)	(103,059)	-50.03%

Other (expense) income:
Investment income	-	12,197	(12,197)	-100.00%
Interest income	277	-	277	100.00%
Forgiveness of debt and accrued interest	449,294	-	449,244	100.00%
Gain (loss) on derivative liability	562,995	(18,504,633)	19,067,628	103.04%
Gain (loss) on issuance of notes payable	(154,355)	(115,290)	(39,065)	-33.88%
Amortization of debt discounts	(261,682)	(622,179)	(360,497)	-57.94%
Interest expense	(41,656)	(91,404)	(49,748)	-54.43%
Total other income (expenses)	554,873	(19,621,309)	20,176,182	102.83%
Income (loss) before income taxes	451,956	(19,527,285)	19,979,241	102.31%
Income tax expense	-	-	-	-
Net income (loss)	$451,956	$(19,527,285)	$19,979,241	102.31%

Revenue

For the six months ended December 31, 2021 and 2020, the Company generated $95,000 and $- revenue, respectively. Revenue for the six months ended December 31, 2021, was entirely comprised of revenue generated from consulting services.

Cost of Revenues

For the six months ended December 31, 2021 and 2020, cost of revenues was $- and $-, respectively. The increase in revenue for the six months ended December 31, 2021 is largely attributable to the Company’s increase in consulting revenue.

Gross Profit

For the six months ended December 31, 2021 and 2020, gross profit was $95,000 and $-, respectively.

Operating Expenses

Operating expenses were $197,917 and $205,976 for the six months ended December 31, 2021 and 2020, respectively, representing a decrease of $8,059, or 3.91%. The Company’s selling, general and administrative expenses decrease is largely attributable to a reduction in corporate operating expenses.

Other (Expenses) Income

Other (expenses) income were $554,873 and ($19,621,309) for the six months ended December 31, 2021 and 2020, respectively, representing an increase of $20,176,182, or 102.83%. The other income (expenses) for the six months ended December 31, 2021 included amortization of debt discounts of ($261,682), interest expense of ($41,656), loss on issuance of notes payable of ($154,355) offset by a gain on derivative liability of $562,995 and gain on forgiveness of debt and interest of $449,294.

Income tax expense

There was no income tax expense for the six months ended December 31, 2021 and 2020.

Net Income (loss)

For the six months ended December 31, 2021, our net income increased to $451,956, as compared to a net loss of ($19,527,285) for six months ended December 31, 2020, an increase of $19,979,241. The increase in net income for the six months ended December 31, 2021 was largely attributable to a gain on derivative liability.

Liquidity and Capital Resources

The following table summarizes the cash flows for the six months ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Cash Flows:

Net cash (used in) provided by operating activities	(137,926)	153,450
Net cash (used in) investing activities	(150,000)	-
Net cash provided by (used in) financing activities	849,398	(148,300)

Net increase in cash	561,472	5,150
Cash at beginning of period	56,300	25

Cash at end of period	$617,772	$5,175

As of December 31, 2021 and 2020, the Company had cash of $617,772 and $5,175, respectively.

We had cash (used in) provided by operating activities of ($137,926) for the six months ended December 31, 2021, compared to $153,450 for the six months ended December 31, 2020.

We had cash used in investing activities of $150,000 and $- for the six months ended December 31, 2021 and 2020, respectively

We had cash provided by (used in) financing activities of $849,398 and ($148,300) for the six months ended December 31, 2021 and 2020, respectively, of which $740,150 was cash received from sales of stock under the Company’s Regulation A offering, $136,250 was borrowings from notes payable offset by repayment of a note payable in the amount of ($26,597) and repayment of loans payable-related parties in the amount of ($405) during the six months ended December 31, 2021.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the six months ended December 31, 2021 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

Issuance of common stock – Six months ended December 31, 2021

On November 17, 2021, the Company issued 40,070,137 shares of common stock with a fair market value of $144,252 to a noteholder in satisfaction of $16,500 principal and $3,535 interest against the note dated December 17, 2019.

On November 17, 2021, the Company issued 126,674,824 shares of common stock with a fair market value of $456,029 for a cashless exercise of a warrant.

On December 13, 2021, the Company issued 50,000,000 shares of common stock to an accredited investor with a fair market value of $135,000 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

On December 14, 2021, the Company issued 60,000,000 shares of common stock to an accredited investor with a fair market value of $150,000 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

On December 15, 2021, the Company issued 50,000,000 shares of common stock to an accredited investor with a fair market value of $125,000 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

On December 16, 2021, the Company issued 66,700,000 shares of common stock to an accredited investor with a fair market value of $173,420 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

On December 17, 2021, the Company issued 50,000,000 shares of common stock to an accredited investor with a fair market value of $124,000 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

On December 21, 2021, the Company issued 33,333,333 shares of common stock to an accredited investor with a fair market value of $73,333 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

On December 22, 2021, the Company issued 66,700,000 shares of common stock to an accredited investor with a fair market value of $133,400 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

On December 22, 2021, the Company issued 55,000,000 shares of common stock with a fair market value of $110,000 to a noteholder in satisfaction of $68,750 principal and $2,750 interest against the note dated June 17, 2021.

On December 28, 2021, the Company issued 50,000,000 shares of common stock to an accredited investor with a fair market value of $90,000 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

On December 29, 2021, the Company issued 66,700,000 shares of common stock to an accredited investor with a fair market value of $113,390 as per terms of the Securities Purchase Agreement under the Company’s Regulation A offering.

A total of 390,000,000 shares of common stock were returned to the Company by shareholders during the six months ended December 31, 2021.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit	Description

3.1	Articles of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.2	Amended and Restated Certificate of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.3	Certificate of Designation, Rights, Preferences and Limitations of Series A 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.4	Certificate of Designation, Rights, Preferences and Limitations of Series B 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.5	Certificate of Merger of Interactive Flight Technologies, Inc. into Global Technologies, Ltd (previously filed with Form 10 on June 8, 2020)
3.6	Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.7	Certificate of Designation, Rights, Preferences and Limitations of Series D Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.8	Certificate of Designation, Rights, Preferences and Limitations of Series E 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.9	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (previously filed with Form 10 on June 8, 2020)
3.10	Foreign Profit Corporation Articles of Continuance filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.11	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.12	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.13	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Delaware (previously filed with Amendment No. 1 to Form 10 on July 24, 2020)
3.14	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Delaware (previously filed with Form 10 on June 8, 2020)
3.15	Amended and Restated Bylaws of Global Technologies, Ltd (previously filed with Form 8-K on January 21, 2021)
4.1	Specimen Certificate common stock (previously filed with Form 10 on June 8, 2020)
10.1	Board of Directors Services Agreement with Jimmy Wayne Anderson dated January 26, 2018 (previously filed with Form 10 on June 8, 2020)
10.2	Convertible Note between the Company and Tri-Bridge Ventures, LLC dated January 24, 2018 (previously filed with Form 10 on June 8, 2020)
10.3	Convertible Note between the Company and Tri-Bridge Ventures, LLC dated February 16, 2018 (previously filed with Form 10 on June 8, 2020)

10.4	Convertible Note between the Company and Valvasone Trust dated June 3 2018 (previously filed with Form 10 on June 8, 2020)
10.5	Convertible Note between the Company and Jody A. DellaDonna dated June 29, 2018 (previously filed with Form 10 on June 8, 2020)
10.6	Convertible Note between the Company and Around the Clock Partners, LP dated July 27, 2018 (previously filed with Form 10 on June 8, 2020)
10.7	Indemnification Agreement between the Company and Jimmy Wayne Anderson dated January 25, 2018 (previously filed with Form 10 on June 8, 2020)
10.8	Consulting Agreement between Global Technologies, Ltd and Sylios Corp dated August 22, 2019 (previously filed with Form 10 on June 8, 2020)
10.9	Securities Purchase Agreement between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.10	Convertible Promissory Note between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.11	Common Stock Purchase Warrant Agreement between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.12	TCBM, LLC Purchase and Sale Agreement dated November 30, 2019 (previously filed with Form 10 on June 8, 2020)
10.13	Convertible Promissory Note between Global Technologies, Ltd and Jetco Holdings, LLC dated March 20, 2020 (previously filed with Form 10 on June 8, 2020)
10.14	Securities Purchase Agreement between Global Technologies, Ltd and Jetco Holdings, LLC dated March 20, 2020 (previously filed with Form 10 on June 8, 2020)
10.15	Consulting Agreement between Global Technologies, Ltd and Brian McFadden dated January 2, 2020 (previously filed with Form 10 on June 8, 2020)
10.16	Consulting Agreement between Global Technologies, Ltd and Timothy Cabrera dated January 2, 2020 (previously filed with Form 10 on June 8, 2020)
10.17	Asset Purchase Agreement between HMNRTH, LLC, TCBM Holdings, LLC and Edison Nation, Inc. and Scalematix, LLC dated March 11, 2020 (previously filed with Form 10 on June 8, 2020)
10.18	Quality Agreement between HMNRTH, LLC and Nutralife Biosciences dated September 23, 2019 (previously filed with Amendment No. 2 to Form 10 on August 10, 2020)
10.19	Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest (previously filed with Form 8-K on September 4, 2020)
10.20	Convertible Promissory Note between Global Technologies, Ltd. and Graphene Holdings, LLC dated September 3, 2020 (previously filed with Form 8-K on September 4, 2020)
10.21	Securities Purchase Agreement between Global Technologies, Ltd and Graphene Holdings, LLC dated September 9, 2020 (previously filed with Form 8-K on September 22, 2020)
10.22	Convertible Promissory Note between Global Technologies, Ltd and Graphene Holdings, LLC dated September 9, 2020 (previously filed with Form 8-K on September 22, 2020)
10.23	Platform License Agreement between Markets on Main, LLC and Honey Badger Media, LLC dated November 5, 2020 (previously filed with Form 10-K on December 18, 2020)
10.24	Amendment to Management Agreement dated December 28, 2020 (previously filed with Form 8-K on January 7, 2021)
10.25	Convertible Promissory Note between Global Technologies, Ltd and Tri-Bridge Ventures, LLC dated January 20, 2021 (previously filed with Form 10-Q on February 16, 2021)
10.26	Complaint for Declaratory Judgment dated February 9, 2021 (previously filed with Form 8-K on February 12, 2021)
10.27	Convertible Promissory Note between Global Technologies, Ltd and Tri-Bridge Ventures, LLC dated February 22, 2021 (previously filed with Form 8-K on March 8, 2021)
10.28	Convertible Promissory Note between the Company and Power Up Lending Group Ltd. dated June 17, 2021 (previously filed with Form 8-K on June 24, 2021)
10.29	Securities Purchase Agreement between the Company and Power Up Lending Group Ltd. dated June 17, 2021 (previously filed with Form 8-K on June 24, 2021)
10.30	Board of Directors Services Agreement with Jimmy Wayne Anderson dated July 1, 2021 (previously filed with Form 10-K on October 13, 2021)
10.31	Convertible Promissory Note between the Company and Power Up Lending Group Ltd. dated July 12, 2021 (previously filed with Form 8-K on July 19, 2021)
10.32	Securities Purchase Agreement between the Company and Power Up Lending Group Ltd. dated July 12, 2021 (previously filed with Form 8-K on July 19, 2021)
10.33	Convertible Promissory Note between the Company and Power Up Lending Group Ltd. dated September 9, 2021 (previously filed with Form 8-K on September 16, 2021)
10.34	Securities Purchase Agreement between the Company and Power Up Lending Group Ltd. dated September 9, 2021 (previously filed with Form 8-K on September 16, 2021)
10.35	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated October 27, 2021 (previously filed with Form 8-K on November 2, 2021)
10.36	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated October 27, 2021 (previously filed with Form 8-K on November 2, 2021)
10.37	Senior Secured Promissory Note between Tersus Power, Inc. and Global Technologies, Ltd (previously filed with Form 8-K on December 20, 2021)
10.38*	Consulting Agreement between Global Technologies, Ltd. and Palisades Holding Corp, Inc. dated December 16, 2021
10.39	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated January 13, 2022 (previously filed with Form 8-K on January 21, 2022)
10.40	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated January 13, 2022 (previously filed with Form 8-K on January 21, 2022)
10.41	Exclusive Distribution Agreement (previously filed with Form 8-K on January 24, 2022)
10.42	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated February 4, 2022 (previously filed with Form 8-K on February 9, 2022)
10.43	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated February 4, 2022 (previously filed with Form 8-K on February 9, 2022)
21.1	Articles of Organization for Markets on Main, LLC dated April 2, 2020 (previously filed with Form 10 on June 8, 2020)
21.2	Certificate of Formation of TCBM Holdings, LLC dated (previously filed with Form 10 on June 8, 2020)
21.3	Certificate of Formation of HMNRTH, LLC dated July 30, 2019 (previously filed with Form 10 on June 8, 2020)
21.4	Certificate of Formation of 911 Help Now, LLC dated February 2, 2018 (previously filed with Form 10 on June 8, 2020)
21.6	Articles of Incorporation of Markets on Main, Inc. (previously filed with Form 8-K on January 5, 2022)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

101*	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TECHNOLOGIES, LTD

By:	/s/ Jimmy Wayne Anderson
Jimmy Wayne Anderson
President

Date:	February 14, 2022

