Form 10-Q
period 2022-03-31
GLOBAL TECHNOLOGIES LTD
filed 2022-05-23
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

(727) 482-1505

Registrant’s telephone number, including area code

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

As of May 23, 2022, there were 13,449,828,986 shares of registrant’s Class A common stock outstanding.

GLOBAL TECHNOLOGIES, LTD

FORM 10-Q

FOR THE NINE MONTHS ENDED MARCH 31, 2022

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and June 30, 2021	1
Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2022 and 2021 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three and nine months ended March 31, 2022 and 2021 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2022 and 2021 (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosure About Market Risk	37
Item 4. Controls and Procedures	37

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities	38
Item 3. Defaults Upon Senior Securities	38
Item 4. Mine Safety Disclosures	38
Item 5. Other Information	38
Item 6. Exhibits	59
EXHIBIT INDEX	38

SIGNATURES	42

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2022 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

iii

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	June 30, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$628,850	$56,300
Accounts receivable	30,000	-
Inventory	12,402	-
Prepaid director’s compensation	-	12,000
Prepaid management services	33,333	-
Accrued interest receivable	6,277	-
Receivables, other	18,380	3,782
Total current assets	729,242	72,082
Property and equipment, less accumulated depreciation of $12,121 and $8,226	24,242	28,137
Notes receivable	250,000	-
Goodwill	473,323	473,323
Total other assets	747,565	501,460
TOTAL ASSETS	$1,476,807	$573,542

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$4,000	$4,123
Accrued default interest	-	40,216
Accrued interest	35,042	18,975
Notes payable-third parties	426,250	649,750
Default principal, notes payable-third parties	-	137,200
Loan payable, related party	3,072	11,999
Debt discounts	(93,971)	(251,235)
Derivative liability	792,788	1,007,577
Total current liabilities	1,167,181	1,618,605

TOTAL LIABILITIES	$1,167,181	$1,618,605

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series K; 3 shares authorized, par value $0.01, as of March 31, 2022 and June 30, 2021, there are 3 and 3 shares outstanding, respectively	-	-
Series L; 500,000 shares authorized, par value $0.01, as of March 31, 2022 and June 30, 2021, there are 276 and 255 shares outstanding, respectively	3	3
Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of March 31, 2022 and June 30, 2021, there are 13,449,828,986 and 14,680,293,609 shares outstanding, respectively	1,344,983	1,468,029
Additional paid- in capital Class A common stock	162,676,880	161,225,814
Additional paid- in capital preferred stock	1,385,112	1,282,310
Common stock to be issued	-	144,803
Accumulated deficit	(165,097,352)	(165,166,022)
Total stockholders’ equity (deficiency)	309,626	(1,045,063)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,476,807	$573,542

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three and nine months ended March 31, 2022 and 2021

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2022	2021	2022	2021
Revenue earned
Revenue	$11,927	$15,000	$106,927	$15,000
Cost of goods sold	598	-	598	-
Gross profit	11,329	15,000	106,329	15,000

Operating Expenses:
Officer and director compensation, including stock-based compensation of $0, $10,000, $0 and $40,000, respectively	20,000	20,000	110,087	60,000
Depreciation expense	1,297	758	3,895	2,274
Consulting services	37,800	1,700	37,800	1,700
Professional services	28,189	81,662	74,169	101,412
Selling, general and administrative	36,584	17,056	95,836	161,766

Total operating expenses	123,870	121,176	321,787	327,152

Loss from operations	(112,541)	(106,176)	(215,458)	(312,152)

Other income (expenses):
Investment income from Global Clean Solutions, LLC	-	-	-	12,197
Interest income	6,000	-	6,277	-
Forgiveness of debt and accrued interest	-	336,786	449,294	336,786
Gain (loss) on derivative liability	(84,948)	18,937,780	478,047	433,147
Gain (loss) on issuance on notes payable	(63,038)	(2,600,575)	(217,393)	(2,715,865)
Interest expense	(9,428)	(59,561)	(51,084)	(150,965)
Amortization of debt discounts	(119,331)	(141,704)	(381,013)	(763,883)

Total other (expenses) income	(270,745)	16,472,726	284,128	(2,848,583)

(Loss) gain before provision for income taxes	(383,286)	16,366,550	68,670	(3,160,735)

Provision for income taxes		-	-	-

Net (loss) income	$(383,286)	$16,366,550	$68,670	$(3,160,735)

Basic and diluted (loss) income per common share	$(0.00)	$0.00	$0.00	$(0.00)

Weighted average common shares outstanding – basic and diluted	12,499,649,817	14,860,057,773	14,821,421,307	13,480,071,359

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)

(UNAUDITED)

	For the three months ended March 31, 2022 and 2021:
	Series K		Series L				Common Stock	Additional
	Preferred stock		Preferred stock		Common Stock		to be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at December 31, 2021 (Unaudited)	3	-	255	3	12,014,471,903	1,201,446	212,803	163,653,239	(164,714,066)	353,425
Issuance of common stock for shares purchased through Regulation A offering	-	-	-	-	116,700,000	11,670	-	163,380	-	175,050
Replaced shares returned	-	-	-	-	1,100,000,000	110,000	(110,000)	-	-	-
Issuance of common stock to noteholders in satisfaction of principal and interest	-	-	-	-	218,657,083	21,867	-	142,570	-	164,437
Issuance of Series L Preferred shares			21	-	-	-	(102,803)	102,803	-	-
Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	-	(383,286)	(383,286)
Balances at March 31, 2022 (Unaudited)	3	$-	276	$3	13,449,828,986	$1,344,983	$-	$164,061,992	$(165,097,352)	$309,626

Balances at December 31, 2020 (Unaudited)	3	$-	10	$-	14,795,683,162	$1,479,568	$120,000	$157,999,103	$(180,464,646)	$(20,865,975)
Issuance of Series L Preferred stock in satisfaction of note payable	-	-	84	1	-	-	-	424,538	-	424,539
Issuance of Series L Preferred stock in satisfaction of note payable, related party	-	-	40	1	-	-	-	203,532	-	203,533
Issuance of Series L Preferred stock as reimbursement for shares returned to the Company	-	-	21	-	-	-	-	95,999	-	95,999
Issuance of Series L Preferred stock in satisfaction of consulting fees	-	-	100	1	-	-	-	499,999	-	500,000
Issuance of common stock to a noteholder in lieu of cash payment for principal and fees in the amount of $65,446	-	-	-	-	1,144,610,447	114,461	-	3,315,953	-	3,430,414
Return of common shares	-	-	-	-	(960,000,000)	(96,000)	-	-	-	(96,000)
Common stock to be issued paid as cash	-	-	-	-	-	-	(55,197)	-	-	(55,197)
Common stock for services	-	-	-	-	-	-	10,000	-	-	10,000
Net income for the three months ended March 31, 2021	-	-	-	-	-	-	-	-	16,366,550	16,366,550
Balances at March 31, 2021 (Unaudited)	3	$-	255	$3	14,980,293,609	$1,498,029	$74,803	$162,538,126	$(164,098,096)	$12,865

	For the nine months ended March 31, 2022 and 2021:
	Series K		Series L				Common Stock	Additional
	Preferred stock		Preferred stock		Common Stock		to be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at July 1, 2021	3	-	255	3	14,680,293,609	1,468,029	144,803	162,508,124	(165,166,022)	(1,045,063)
Return of common shares as per court order	-	-	-	-	(2,991,000,000)	(299,100)	-	299,100	-	-
Return of common shares	-	-	-	-	(390,000,000)	(39,000)	68,000	(29,000)	-	-
Issuance of replacement common shares	-	-	-	-	1,100,000,000	110,000	(110,000)	-	-	-
Issuance of common stock for shares purchased through Regulation A offering	-	-	-	-	610,133,333	61,013	-	854,187	-	915,200
Issuance of common stock to noteholders in satisfaction of principal and interest	-	-	-	-	313,727,220	31,374	-	339,625	-	370,819
Cashless exercise of warrant	-	-	-	-	126,674,824	12,667	-	(12,667)	-	-
Issuance of Series L Preferred shares	-	-	21	-	-	-	(102,803)	102,803	-	-
Net income for the nine months ended March 31, 2022	-	-	-	-	-	-	-	-	68,670	68,670
Balances at March 31, 2022 (Unaudited)	3	$-	276	$3	13,449,828,986	$1,344,983	$-	$164,061,992	$(165,097,352)	$309,626

Balances at July 1, 2020	3	$-	10	$-	12,189,293,609	$1,218,929	100,000	$158,129,422	$(160,937,361)	$(1,489,010)
Issuance of common stock to a noteholder in lieu of cash payment for principal and fees in the amount of $196,765	-	-	-	-	3,751,000,000	375,100	-	3,184,634	-	3,559,734
Issuance of Series L Preferred stock in satisfaction of note payable	-	-	84	1				424,538		424,539
Issuance of Series L Preferred stock in satisfaction of note payable, related party			40	-				203,532		203,532
Issuance of Series L Preferred stock as reimbursement for shares returned to the Company			21	1				95,999		96,000
Issuance of Series L Preferred stock in satisfaction of consulting fees			100	1				499,999		500,000
Common stock to be issued paid as cash	-	-	-	-	-	-	(55,197)	-	-	(55,197)
Common stock for services							30,000			30,000
Return of common shares	-	-	-	-	(960,000,000)	(96,000)	-	-	-	(96,000)
Net loss for the nine months March 31, 2021	-	-	-	-	-	-	-	-	(3,160,735)	(3,160,735)
Balances at March 31, 2021 (Unaudited)	3	$-	255	$3	14,980,293,609	$1,498,029	$74,803	$162,538,126	$(164,098,096)	$12,865

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the nine months ended March 31, 2022 and 2021

	March 31, 2022	March 31, 2021

OPERATING ACTIVITIES:
Net income (loss)	$68,670	$(3,160,735)
Adjustment to reconcile net loss to net cash provided by operating activities:
Issuance of common stock for conversion fees	-	130,319
Common stock to be issued for director fees	-	30,000
Derivative liability loss (gain)	(478,047)	(433,147)
Forgiveness of debt and accrued interest	(449,294)	(336,786)
Loss on issuance of notes payable	217,393	2,715,865
Depreciation	3,895	2,274
Amortization of debt discounts	381,013	763,883
Changes in operating assets and liabilities:
Accounts receivable	(30,000)	70,580
Loans receivable	-	104,812
Loan receivable, officer	-	(15,007)
Inventory	(12,402)	-
Prepaid director’s compensation	12,000	-
Prepaid management services	(33,333)	-
Accrued interest receivable	(6,277)	-
Receivable, other	(14,598)	4,909
Accounts payable	(123)	369
Accrued interest, net	60,227	7,203
Accrued director’s compensation, net	-	(539)
Net cash (used in) provided by operating activities	(280,876)	(116,000)

INVESTING ACTIVITIES:
Note receivable long-term	(250,000)	-
Net cash (used in) by investing activities	(250,000)	-

FINANCING ACTIVITIES:
Borrowings from loans payable	-	4,481
Issuance of stock for Regulation A financing	915,200	-
Repayments under loans payable-related parties	(8,927)	-
Repayments under notes payable	(26,597)	-
Payments on convertible notes	-	(215,392)
Borrowings from notes payable	223,750	340,000
Net cash provided by financing activities	1,103,426	129,089

NET INCREASE IN CASH AND CASH EQUIVALENTS	572,550	13,089

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	56,300	25

CASH AND CASH EQUIVALENTS, END OF PERIOD	$628,850	$13,114

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Issuance of convertible note for acquisition of Global Clean Solutions, LLC membership units	$-	$250,000
Reduction of Jetco note in the amount per agreement applied to acquisition of subsidiaries	$-	$400,000
Issuance of common stock for debt	$370,819	$63,946
Issuance of Series L Preferred stock for payment of notes payable and accrued interest	$-	$628,071
Cancellation of common stock as per court order	$299,100	$-
Cancellation of common stock to be issued	$212,803	$-

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2022 and 2021 (Unaudited)

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

For the nine months ended March 31, 2022 and 2021 (Unaudited)

NOTE A – ORGANIZATION (cont’d)

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2022 and 2021 (Unaudited)

NOTE A – ORGANIZATION (cont’d)

About Markets on Main, Inc.

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

On January 3, 2022, the Company filed Articles of Conversion with the State of Florida to convert MOM from a limited liability company to a Florida profit corporation. Simultaneous with the filing of the Articles of Conversion, the Company filed Articles of Incorporation for MOM.

On January 19, 2022, MOM entered into an Exclusive Distribution Agreement (the “Distribution Agreement”) with Amfluent, LLC (“Amfluent”). Under the terms of the Distribution Agreement, MOM will become an exclusive distributor for the promotion and sale of products carried by Amfluent. As the exclusive distributor, MOM shall be awarded the exclusive territory of e-commerce, live shopping and digital sales. The Distribution Agreement has a term of one year from the Effective Date unless both parties agree to renew the Distribution Agreement for an additional term.

About Tersus Power, Inc. (Delaware)

Tersus Power, Inc. (“Tersus”) (Delaware) was formed as a wholly owned subsidiary as per the terms of the Share Exchange Agreement entered into with Tersus Power, Inc., a Nevada corporation, and the Tersus Shareholders with the sole purpose of entering into an Agreement and Plan of Merger to effect a name change. The Articles of Incorporation were filed with the Secretary of State of the State of Delaware on March 15, 2022.

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

Consulting Services:

On May 10, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with CoroWare, Inc. (“CoroWare”). Under the terms of the Agreement, the Company is to prepare the following financial reports for CoroWare: (i) Registration Statement and all subsequent amendments, (ii) Quarterly Reports for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021, and (iii) Annual Report for the period ended December 31, 2021. The Agreement shall have a term of one (1) year or until CoroWare’s Annual Report is filed with OTC Markets or the SEC. The Company shall be compensated a total of $45,000 in three equal payments of $15,000. As of March 31, 2022, the Company has received $45,000 compensation.

On December 16, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with Palisades Holding Corp, Inc. (“Palisades”). Under the terms of the Agreement, the Company is to prepare a Registration Statement on Form S-1 (the “Registration Statement”) and all subsequent amendments to the Registration Statement. The Agreement shall remain in effect for the earlier of six (6) months or until Palisade’s Registration Statement is filed with the SEC. The Company shall be compensated a total of $25,000 upon the first funding transaction in an amount of $49,000 or more by Palisade. As of March 31, 2022, the Company has received $- compensation.

On January 12, 2022, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form 1-A and all follow up correspondence with the appropriate regulatory agencies. As of March 31, 2022, the Company has received $10,000 compensation. As of the date of this filing, the Company has completed all required work under the Agreement.

On February 1, 2022, the Company entered into a Letter Agreement (the “Agreement”) with Donohoe Advisory Services, Inc. (“Donohoe”) to provide assistance to the Company in support of the Company’s efforts to obtain a listing on a national securities exchange. Under the terms of the Agreement, the Company shall pay Donohoe an initial retainer in the amount of $17,500 and if successful a “success fee” in the amount of $10,000 in cash or registered shares of common stock.

Share Exchange Agreement with Tersus Power, Inc. (Nevada)

On November 17, 2021, the Company entered into a Letter of Intent to acquire Tersus Power, Inc. (“Tersus Power”). On March 9, 2022, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Tersus Power and the Tersus Shareholders. Under the terms of the Exchange Agreement, at Closing the Company shall deliver to the Tersus Shareholders a to-be-determined pro-rata number of shares of the Company’s Class A Common Stock for each one (1) share of Tersus common stock held by the Tersus Shareholder (the “Exchange Ratio”). Such shares of the Company’s Class A Common Stock shall collectively (i) be referred to as the “Exchange Shares”, and (ii) constitute 75% of the issued and outstanding shares of stock, of all classes, of the Company immediately following the Closing. Conditions precedent to the Closing shall require the Company to complete the following corporate actions: (i) the Company will have completed a merger with and into its wholly owned subsidiary sufficient to change its name to “Tersus Power, Inc.”, a Delaware corporation, with an authorized capital of 500 million shares of common stock (of one class), and 10 million shares of preferred stock (none of which will be authorized as a particular series), (ii) the Company will have completed, and FINRA will have recognized and effectuated, a reverse split of its common stock in a range between 1-for-1,000 and 1-for-4,000, at a level that is acceptable to the Parties, (iii) all of the holders of the Company’s Series K Preferred Stock and Series L Preferred Stock will have converted their preferred shares into Class A Common Stock of the Company, and (iv) certain nominees by the Tersus Shareholders shall be appointed to the Company’s Board of Directors.

The Exchange Agreement provides for mutual indemnification for breaches of representations and covenants.

Unless the Exchange Agreement shall have been terminated and the transactions therein contemplated shall have been abandoned, the closing of the Exchange (the “Closing”) will take place at 5:00 p.m. Pacific Time on the second business day following the satisfaction or waiver of the conditions (the “Closing Date”). Either party may terminate the Exchange Agreement if a Closing has not occurred on or before June 30, 2022.

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

For the nine months ended March 31, 2022 and 2021 (Unaudited)

NOTE A – ORGANIZATION (cont’d)

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

Tersus Power’s assets and liabilities at March 31, 2022 are as follows:

Assets
Current Assets
Cash and cash equivalents	$34,845
Accounts receivable	-
Prepaid expenses	100,000
Total current assets	134,845

Property and Equipment, Net	132,690
Total assets	$267,535

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$141,305
Deferred revenue	95,451
Notes payable – current	250,000
Total liabilities	486,756

Stockholders’ Deficiency
Common stock $ 0.001 par value, 200,000,000 shares authorized, 10,000,000 issued and outstanding	10,000
Accumulated deficit	(229,221)
Total stockholders’ deficiency	(219,221)
Total liabilities and stockholders’ deficiency	$267,535

NOTE B – BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2022 and 2021 (Unaudited)

NOTE B – BASIS OF PRESENTATION (cont’d)

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

As of March 31, 2022, Global Technologies had five wholly-owned subsidiaries: TCBM Holdings, LLC (“TCBM”), HMNRTH, LLC (“HMNRTH”), 911 Help Now, LLC (“911”), Markets on Main, LLC (“MOM”) and Tersus Power, Inc. (“Tersus”). As of March 31, 2022, the Company had a minority investment in one entity, Global Clean Solutions, LLC.

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

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents. The Company has cash on deposit at one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. In the future, the Company may reduce its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $628,850 of cash and cash equivalents at March 31, 2022 of which none was held in foreign bank accounts and $378,850 was not covered by FDIC insurance limits as of March 31, 2022.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2022 and 2021 (Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At March 31, 2022 and 2021, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Management believes that the accounts receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable – related party at March 31, 2022.

Concentrations of Risks

Concentration of Accounts Receivable –At March 31, 2022 and June 30, 2021, the Company had accounts receivable in the amount of $30,000 and $-, respectively. The accounts receivable at March 31, 2022 consisted of two consulting clients.

Concentration of Revenues – For the nine months ended March 31, 2022 and 2021, the Company generated revenue of $106,927 and $15,000, respectively. The revenue for the nine months ended March 31, 2022, consisted of $105,000 from consulting services and $1,927 from the sale of the “Sculpt Baby” product sold under its Exclusive Distribution Agreement with Amfluent, LLC.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s CBD products and a sole supplier is currently the sole manufacturer of the “Sculpt Baby” product sold under its Exclusive Distribution Agreement with Amfluent, LLC.

Concentration of Loans Receivable, Other –At March 31, 2022 and June 30, 2021, the Company had $18,380 and $3,782 in loans receivable, other. At March 31, 2022 and June 30, 2021, one borrower accounted for 100% of the Company’s total loans receivable, other. The one borrower is controlled by the Company’s sole officer and director.

Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in, first-out basis. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete, or slow moving based on changes in customer demand, technology developments, or other economic factors. At March 31, 2022, the Company had $12,420 in inventory of which 100% consisted of the “Sculpt Baby” product sold under the Exclusive Distribution Agreement with Amfluent, LLC.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2022, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2022 and 2021 (Unaudited)

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

On September 03, 2020, the Company entered into a Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest in order to facilitate the transfer of 25 Membership Units (the “Units”), representing a twenty five percent ownership, issued by Global Clean Solutions, LLC (“Global Clean”) and held in the name of Graphene Holdings, LLC (“Graphene”) to the Company. The Company reviews its investments for impairment on a quarterly basis. During the year ended June 30, 2021, the Company elected to impair its investment in Global Clean as it does not anticipate generating any further revenue from its investment. For the nine months ended March 31, 2022, there were no similar transactions with third-parties.

	March 31, 2022	September 03, 2020

Global Clean Solutions, LLC	$-	$250,000
Total investments	$-	$250,000

The above investment does not have a readily determinable fair value, as identified in ASC 321-10-35-2, and each investment is measured at cost less impairment. The Company monitors the investment for any changes in observable prices from orderly transactions.

On September 22, 2021, Graphene forgave all unpaid principal and interest on the Convertible Promissory Note issued by the Company on September 3, 2020 in the acquisition of Graphene’s 25% ownership interest in Global Clean. The Company retained its 25% ownership in Global Clean but does not expect to generate any future revenue through its investment.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2022 and 2021 (Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

For the nine months ended March 31, 2022 and 2021 (Unaudited)

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the nine months ended March 31, 2022 and 2021, the Company excluded 2,689,890,710 and 166,523,810, respectively, shares relating to convertible notes payable to third parties (Please see NOTE H - NOTES PAYABLE, THIRD PARTIES for further information). For the three months ended March 31, 2022 and 2021, the dilutive securities were still considered anti-dilutive as there is a net loss per share when eliminating transactions related to the convertible notes payable.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2022 and 2021 (Unaudited)

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

For the nine months ended March 31, 2022 and 2021 (Unaudited)

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2022 and 2021 (Unaudited)

NOTE D – ACQUISITION OF TCBM HOLDINGS, LLC (cont’d)

The changes in the carrying amount of goodwill for the period from November 30, 2019 through March 31, 2022 were as follows:

Balance as of November 30, 2019	$1,346,646
Additions and adjustments	(873,323)
Balance as of March 31, 2022	$473,323

For the nine months ended March 31, 2022 and year ended June 30, 2021, the Company recorded an impairment of goodwill in the amount of $0 and $873,323, respectively. During the fourth quarter of fiscal 2021 (second calendar quarter of 2021), the Company performed an interim goodwill impairment analysis on the TCBM Holdings, LLC acquisition and its $946,646 goodwill balance based on assessed potential indicators of impairment, including recent disruptions to the domestic CBD market resulting from the COVID-19 pandemic, the increasing uncertainty of near-term demand requirements, supply constraints and financing constraints. In the previous 2020 annual goodwill impairment evaluation, this reporting unit had a fair value of approximately 100% of the carrying value. The impairment assessment and valuation method require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. As a result of the fourth quarter 2021 goodwill impairment evaluation, the Company determined that the fair value of the TCBM Holdings, LLC acquisition was below carrying value, including goodwill, by $473,323. This was primarily due to changes in the timing and amount of expected cash flows resulting from lower projected revenues, profitability and cash flows due to near-term reductions in the domestic CBD market.

NOTE E - PROPERTY AND EQUIPMENT

	March 31, 2022	June 30, 2021

Property and Equipment	$36,363	$36,363
Less: accumulated depreciation	(12,121)	(8,226)
Total	$24,242	$28,137

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the nine months ended March 31, 2022 and 2021 was $3,895 and $2,274, respectively.

NOTE F – NOTE RECEIVABLE

	March 31, 2022	June 30, 2021

Note receivable- Tersus Power, Inc.	$250,000	$-
Total	$250,000	$-

(i)	On December 14, 2021, the Company, was issued a Senior Secured Promissory Note (the “Note”) in the principal amount of $500,000 by Tersus Power, Inc. (the “Borrower”). The Note shall bear interest at 5% annually, be amortized over 25 years and the Borrower shall pay the full amount of principal and interest in one balloon payment on December 14, 2026 (the “Maturity Date”). The Note is secured, through a Security Agreement, by all current and future assets of the Borrower. The Lender shall advance the Borrower funds, up to $500,000, prior to the closing of the proposed merger between the Lender and the Borrower. The first tranche, in the amount of $37,500, was advanced by the Lender on December 14, 2021. As of March 31, 2022, the Company has advanced the Borrower $250,000.
(ii)	The convertible note receivable is considered available for sale debt securities with a private company that is not traded in active markets. Since observable price quotations were not available at acquisition, fair value was estimated based on cost less an appropriate discount upon acquisition. The discount of each instrument is accreted into interest income over the respective term as shown within the Company’s Condensed Consolidated Statements of Operations.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2022 and 2021 (Unaudited)

NOTE G – ACCRUED OFFICER AND DIRECTOR COMPENSATION

Accrued officer and director compensation is due to Jimmy Wayne Anderson, the sole officer and director of the Company, and consists of:

	March 31, 2022	June 30, 2021

Pursuant to January 26, 2018 Board of Directors Service Agreement	$-	$-
Total	$-	$-

For the nine months ended March 31, 2022 and year ended June 30, 2021, the balance of accrued officer and director compensation changed as follows:

	Pursuant to Employment Agreements	Pursuant to Board of Directors Services Agreements	Total

Balances at June 30, 2021	-	-	-
Officer’s/director’s compensation for the nine months ended March 31, 2022	-	60,000	60,000
Cash bonus as per new agreement (ii)		50,000	50,000
Cash compensation		(110,000)	(110,000)
Balances at March 31, 2022	$-	$-	$-

(i)	As of March 31, 2022 and June 30, 2021, total shares of common stock accrued as “Stock to be Issued” to Mr. Anderson as per the terms of the Board of Director’s Services Agreement is 0 and 84,803, respectively.
(ii)	On July 1, 2021, the Company executed a new Board of Directors Service Agreement with Jimmy Wayne Anderson. Under the terms of the Agreement, Mr. Anderson shall receive a one-time bonus payment of Fifty Thousand and no/100 dollars ($50,000.00) upon execution of the Agreement, and Twenty Thousand and no/100 dollars ($20,000.00) paid to Mr. Anderson on the last calendar day of each quarter as long as Mr. Anderson continues to fulfill his duties and provide the services set forth above. The compensation of $20,000 per quarter shall commence with the third calendar quarter of 2021 (first fiscal quarter of 2022).

NOTE H – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	March 31, 2022	June 30, 2021

Convertible Promissory Note dated December 17, 2019 payable to Armada Investment Fund, LLC (“Armada”), interest at 8%, due December 17, 2020-with unamortized debt discount of $0 and $0 at, March 31, 2022 and June 30, 2021, respectively (i)	-	11,000
Convertible Promissory Note dated September 3, 2020 payable to Graphene Holdings, LLC (“Graphene”), interest at 3%, due March 3, 2021, with unamortized debt discount of $0 and $0 at, March 31, 2022 and June 30, 2021, respectively (ii)	-	250,000
Convertible Promissory Note dated September 9, 2020 payable to Graphene Holdings, LLC (“Graphene”), interest at 3%, due March 9, 2021, with unamortized debt discount of $0 and $0 at, March 31, 2022 and June 30, 2021, respectively (iii)	-	20,000
Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2022, with unamortized debt discount of $0 and $55,616 at, March 31, 2022 and June 30, 2021, respectively (iv)	100,000	100,000
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2022, with unamortized debt discount of $0 and $129,316 at March 31, 2022 and June 30, 2021, respectively (v)	200,000	200,000
Convertible Promissory Note dated June 17, 2021 payable to Power Up Lending Group Ltd. (“Power Up”), interest at 8%, due June 17, 2022-with unamortized debt discount of $0 and $66,303 at, March 31, 2022 and June 30, 2021, respectively (vi)	-	68,750
Convertible Promissory Note dated July 12, 2021 payable to Power Up Lending Group Ltd. (“Power Up”), interest at 8%, due July 12, 2022-with unamortized debt discount of $0 and $0 at, March 31, 2022 and June 30, 2021, respectively (vii)	-	-
Convertible Promissory Note dated September 9, 2021 payable to Power Up Lending Group Ltd. (“Power Up”), interest at 8%, due September 9, 2022-with unamortized debt discount of $0 and $0 at, March 31, 2022 and June 30, 2021, respectively (viii)	-	-
Convertible Promissory Note dated October 27, 2021 payable to Sixth Street Lending, LLC (“Sixth Street”), interest at 8%, due October 27, 2022-with unamortized debt discount of $22,294 and $0 at, March 31, 2022 and June 30, 2021, respectively (ix)	38,750
Convertible Promissory Note dated January 13, 2022 payable to Sixth Street Lending, LLC (“Sixth Street”), interest at 8%, due January 13, 2023 with unamortized debt discount of $34,521 and $0 at, March 31, 2022 and June 30, 2021, respectively (x)	43,750	-
Convertible Promissory Note dated February 4, 2022 payable to Sixth Street Lending, LLC (“Sixth Street”), interest at 8%, due February 4, 2023 with unamortized debt discount of $37,158 and $0 at, March 31, 2022 and June 30, 2021, respectively (xi)	43,750	-
Totals	$426,250	$649,750

(i)	On December 17, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Armada Capital Partners, LLC (“Armada”) wherein the Company issued Armada a Convertible Promissory Note (the “Convertible Note”) in the amount of $11,000 ($1,000 OID). The Convertible Note has a term of one (1) year (due on December 17, 2020) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 20, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 60% multiplied by the Market Price (as defined herein)(representing a discount rate of 40%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. As part and parcel of the foregoing transaction, Armada was issued a warrant granting the holder the right to purchase up to 560,800 shares of the Company’s common stock at an exercise price of $0.024 for a term of 5-years. The transaction closed on December 17, 2019. In addition, 10,000,000 shares of the Company’s common stock have been reserved at Pacific Stock Transfer Corporation for possible issuance upon the conversion of the Note into shares of our common stock. On November 17, 2021, Armada converted $16,500 principal and $3,535 interest into 40,070,137 shares of common stock. As of March 31, 2022, the Convertible Note was paid in full.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2022 and 2021 (Unaudited)

NOTE G – NOTES PAYABLE, THIRD PARTIES (cont’d)

(ii)	On September 3, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Graphene Holdings, LLC (the “Holder”) in the principal amount of $250,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 3, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. On September 22, 2021, the Holder forgave all unpaid principal, default principal, interest and default interest on the Convertible Note. As of March 31, 2022, no principal or interest were due.

(iii)	On September 9, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Graphene Holdings, LLC (the “Holder”) in the principal amount of $20,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 9, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. On December 20, 2021, the Company made payment of $20,754 to pay all outstanding principal and interest. The Holder forgave all unpaid default principal and default interest. As of March 31, 2022, the Convertible Note was paid in full.

(iv)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of March 31, 2022, $100,000 principal plus $11,726 interest were due.

(v)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of March 31, 2022, $200,000 principal plus $21,590 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2022 and 2021 (Unaudited)

NOTE G – NOTES PAYABLE, THIRD PARTIES (cont’d)

(vi)	On June 17, 2021, the Company issued to Power Up Lending Group Ltd. (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $68,750. The Convertible Note has a term of one (1) year (Maturity Date of June 17, 2022) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. The transaction closed on June 21, 2021. On December 22, 2021, the Investor converted $68,750 principal and $2,750 interest into 55,000,000 shares of common stock. As of March 31, 2022, the Convertible Note was paid in full.

(vii)	On July 12, 2021, the Company issued to Power Up Lending Group Ltd. (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $48,750. The Convertible Note has a term of one (1) year (Maturity Date of July 12, 2022) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. The transaction closed on July 15, 2021. On January 18, 2022, the Investor converted $48,750 principal and $1,950 interest into 55,108,696 shares of common stock. As of March 31, 2022, the Convertible Note was paid in full

(viii)	On September 9, 2021, the Company issued to Power Up Lending Group Ltd. (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $48,750. The Convertible Note has a term of one (1) year (Maturity Date of September 9, 2022) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. The transaction closed on September 13, 2021. On March 15, 2022, the Investor converted $48,750 principal and $1,950 interest into 163,548,387 shares of common stock. As of March 31, 2022, the Convertible Note was paid in full

(ix)	On October 27, 2021, the Company issued to Sixth Street Lending, LLC. (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $38,750. The Convertible Note has a term of one (1) year (Maturity Date of October 27, 2022) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. The transaction closed on October 29, 2021. As of March 31, 2022, $38,750 principal plus $1,316 interest were due. Please see NOTE M - SUBSEQUENT EVENTS for further information.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2022 and 2021 (Unaudited)

NOTE G – NOTES PAYABLE, THIRD PARTIES (cont’d)

(x)	On January 13, 2022, the Company issued to Sixth Street Lending, LLC (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $43,750. The Convertible Note has a term of one (1) year (Maturity Date of January 13, 2023) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets.” The transaction closed on January 14, 2022. As of March 31, 2022, $43,750 principal plus $738 interest were due.

(xi)	On February 4, 2022, the Company issued to Sixth Street Lending, LLC (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $43,750. The Convertible Note has a term of one (1) year (Maturity Date of February 4, 2023) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets.” The transaction closed on February 7, 2022. As of March 31, 2022, $43,750 principal plus $527 interest were due.

Income from forgiveness of principal and interest on convertible notes payable consists of:

	March 31, 2022	June 30, 2021

Forgiveness of principal and interest Tribridge Ventures, LLC	$-	$29,277
Forgiveness of interest Around the Clock Partners, LP	-	3,532
Forgiveness of interest Valvasone Trust	-	2,453
Forgiveness of interest Jody A. DellaDonna	-	1,327
Forgiveness of Jetco Holdings, LLC principal, default principal, interest and default interest	-	300,197
Forgiveness of Graphene Holdings, LLC principal and interest	449,294	-
Total	$449,294	$336,786

Default principal, notes payable-third parties:

	March 31, 2022	June 30, 2021

Armada Investment Fund, LLC	$-	$2,200
Graphene Holdings, LLC	-	135,000
Total	$-	$137,200

Accrued default interest, notes payable-third parties:

	March 31, 2022	June 30, 2021

Armada Investment Fund, LLC	$-	$1,269
Graphene Holdings, LLC	-	38,947
Total	$-	$40,216

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2022 and 2021 (Unaudited)

NOTE I - DERIVATIVE LIABILITY

The derivative liability at December 31, 2021 and June 30, 2021 consisted of:

	March 31, 2022	June 30, 2021

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for further information	$567,816	$548,392
Convertible Promissory Note payable to Armada Investment Fund, LLC. Please see NOTE H – NOTES PAYABLE, RELATED PARTIES for further information	-	18,865
Convertible Promissory Notes payable to Graphene Holdings, LLC. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for further information	-	332,519
Convertible Promissory Note payable to Power Up Lending Group Ltd. Please see NOTE H – NOTES PAYABLE, RELATED PARTIES for further information	-	107,801
Convertible Promissory Note payable to Sixth Street Lending, LLC. Please see NOTE H – NOTES PAYABLE, RELATED PARTIES for further information	224,972	-
Total derivative liability	$792,788	$1,007,577

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

The fair value of the derivative liability was measured at the respective issuance dates and at March 31, 2022, and June 30, 2021 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at March 31, 2022 were (1) stock price of $0.0004 per share, (2) conversion prices ranging from $0.00015 to $0.000183 per share, (3) term of 6 months to 10 months, (4) expected volatility of 162.98% to 181.26%, and (5) risk free interest rate of 1.06% to 1.63%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2021 were (1) stock price of $0.0032 per share, (2) conversion prices ranging from $0.0015 to $0.0021 per share, (3) term of 6 months to 1 year, (4) expected volatility of 257.53% to 392.02%, and (5) risk free interest rate of 0.09%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Balance at June 30, 2021	$1,007,577
Additions	217,393
Gain	(432,182)
Balance at March 31, 2022	$792,788

NOTE J - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. March 31, 2022 and June 30, 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At March 31, 2022 and June 30, 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2022 and 2021 (Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At March 31, 2022 and June 30, 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At March 31, 2022 and June 30, 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At March 31, 2022 and June 30, 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. At March 31, 2022 and June 30, 2021, the Company had 3 and 3 shares issued and outstanding, respectively.

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

For the nine months ended March 31, 2022 and 2021 (Unaudited)

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

Series L Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series L Preferred Stock, par value $0.01. The designation of the new Series L Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue five hundred thousand (500,000) shares of the Series L Preferred Stock. At March 31, 2022 and June 30, 2021, the Company had 276 and 255 shares issued and outstanding, respectively.

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

For the nine months ended March 31, 2022 and 2021 (Unaudited)

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

For the nine months ended March 31, 2022 and 2021 (Unaudited)

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

For the nine months ended March 31, 2022 and 2021 (Unaudited)

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2022 and 2021 (Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

At March 31, 2022 and June 30, 2021, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At March 31, 2022 and June 30, 2021, the Company has 13,449,828,986 and 14,680,293,609 shares issued and outstanding, respectively. At March 31, 2022 and June 30, 2021, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At March 31, 2022 and June 30, 2021, the Company has 0 and 0 shares issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the nine months ended March 31, 2022 and year ended June 30, 2021, the Company issued and/or sold the following unregistered securities:

Common Stock:

Nine months ended March 31, 2022

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

On March 3, 2022, the Company issued 500,000,000 shares of common stock with a fair market value of $650,000 to an Accredited Investor (the “Investor”) to replace shares of common stock the Investor had returned to the Company in prior periods.

On March 3, 2022, the Company issued 600,000,000 shares of common stock with a fair market value of $780,000 to an Accredited Investor (the “Investor”) to replace shares of common stock the Investor had returned to the Company in prior periods.

On March 15, 2022, the Company issued 163,548,387 shares of common stock with a fair market value of $81,774 to a noteholder in satisfaction of $48,750 principal and $1,950 interest against the note dated September 9, 2021.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2022 and 2021 (Unaudited)

Common Stock cancelled during the nine months ended March 31, 2022

A total of 390,000,000 shares of common stock were returned to the Company by shareholders during the nine months ended March 31, 2022.

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

Fiscal year ended June 30, 2021

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

Preferred Stock:

Nine months ended March 31, 2022

On February 15, 2022, the Company issued 21 shares of the Company’s Series L Preferred Stock to the Company’s sole officer and director as reimbursement for returning 1,028,030,000 shares of common stock to the Company.

Fiscal year ended June 30, 2021

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

As of March 31, 2022, the Company had no outstanding warrants or options.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2022 and 2021 (Unaudited)

NOTE K - COMMITMENTS AND CONTINGENCIES

Occupancy

Currently, the Company shares office space with Sylios Corp at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and is not required to reimburse Sylios Corp for monthly rent. The Company anticipates that this relationship will change with the Closing of the Tersus Power Stock Exchange Agreement and that it will be required to enter into a new lease for office space.

Employment and Director Agreements

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of March 31, 2022, we had an accumulated deficit of $165,097,352. For the nine months ended March 31, 2022, we had cash used in operating activities of $280,876. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through September 2022.

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

NOTE M - SUBSEQUENT EVENTS

On April 29, 2022, the Company issued 335,833,333 shares of common stock with a fair market value of $67,167 to a noteholder in satisfaction of $38,750 principal and $1,550 interest against the note dated October 27, 2021.

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

On January 3, 2022, the Company filed Articles of Conversion with the State of Florida to convert MOM from a limited liability company to a Florida profit corporation. Simultaneous with the filing of the Articles of Conversion, the Company filed Articles of Incorporation for MOM.

On January 19, 2022, MOM entered into an Exclusive Distribution Agreement (the “Distribution Agreement”) with Amfluent, LLC (“Amfluent”). Under the terms of the Distribution Agreement, MOM will become an exclusive distributor for the promotion and sale of products carried by Amfluent. As the exclusive distributor, MOM shall be awarded the exclusive territory of e-commerce, live shopping and digital sales. The Distribution Agreement has a term of one year from the Effective Date unless both parties agree to renew the Distribution Agreement for an additional term.

About Tersus Power, Inc. (Delaware)

Tersus Power, Inc. (Delaware) was formed as a wholly owned subsidiary as per the terms of the Share Exchange Agreement entered into with Tersus Power, Inc. and the Tersus Shareholders with the sole purpose of entering into an Agreement and Plan of Merger to effect a name change. The Articles of Incorporation were filed with the Secretary of State of the State of Delaware on March 15, 2022.

Investment:

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

Consulting Services:

On May 10, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with CoroWare, Inc. (“CoroWare”). Under the terms of the Agreement, the Company is to prepare the following financial reports for CoroWare: (i) Registration Statement and all subsequent amendments, (ii) Quarterly Reports for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021, and (iii) Annual Report for the period ended December 31, 2021. The Agreement shall have a term of one (1) year or until CoroWare’s Annual Report is filed with OTC Markets or the SEC. The Company shall be compensated a total of $45,000 in three equal payments of $15,000. As of March 31, 2022, the Company has received $45,000 compensation.

On June 29, 2021, the Company entered into a Fee Agreement for the preparation of a registration statement on Form S-1 and all follow up correspondence with the appropriate regulatory agencies. As of March 31, 2022, the Company has received $5,000 compensation.

On December 16, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with Palisades Holding Corp, Inc. (“Palisades”). Under the terms of the Agreement, the Company is to prepare a Registration Statement on Form S-1 (the “Registration Statement”) and all subsequent amendments to the Registration Statement. The Agreement shall remain in effect for the earlier of six (6) months or until Palisade’s Registration Statement is filed with the SEC. The Company shall be compensated a total of $25,000 upon the first funding transaction in an amount of $49,000 or more by Palisade. As of March 31, 2022, the Company has received $- compensation.

Share Exchange Agreement with Tersus Power, Inc. (Nevada)

On November 17, 2021, the Company entered into a Letter of Intent to acquire Tersus Power, Inc. (“Tersus Power”). On March 9, 2022, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Tersus Power and the Tersus Shareholders. Under the terms of the Exchange Agreement, at Closing the Company shall deliver to the Tersus Shareholders a to-be-determined pro-rata number of shares of the Company’s Class A Common Stock for each one (1) share of Tersus common stock held by the Tersus Shareholder (the “Exchange Ratio”). Such shares of the Company’s Class A Common Stock shall collectively (i) be referred to as the “Exchange Shares”, and (ii) constitute 75% of the issued and outstanding shares of stock, of all classes, of the Company immediately following the Closing. Conditions precedent to the Closing shall require the Company to complete the following corporate actions: (i) the Company will have completed a merger with and into its wholly owned subsidiary sufficient to change its name to “Tersus Power, Inc.”, a Delaware corporation, with an authorized capital of 500 million shares of common stock (of one class), and 10 million shares of preferred stock (none of which will be authorized as a particular series), (ii) the Company will have completed, and FINRA will have recognized and effectuated, a reverse split of its common stock in a range between 1-for-1,000 and 1-for-4,000, at a level that is acceptable to the Parties, (iii) all of the holders of the Company’s Series K Preferred Stock and Series L Preferred Stock will have converted their preferred shares into Class A Common Stock of the Company, and (iv) certain nominees by the Tersus Shareholders shall be appointed to the Company’s Board of Directors.

The Exchange Agreement provides for mutual indemnification for breaches of representations and covenants.

Unless the Exchange Agreement shall have been terminated and the transactions therein contemplated shall have been abandoned, the closing of the Exchange (the “Closing”) will take place at 5:00 p.m. Pacific Time on the second business day following the satisfaction or waiver of the conditions (the “Closing Date”). Either party may terminate the Exchange Agreement if a Closing has not occurred on or before June 30, 2022.

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

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended March 31, 2022.

Please see our Annual Report on Form 10-K for the year ended June 30, 2021 filed on October 13, 2021, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Components of our Results of Operations

Revenues

We generate revenue through three sources: (i) through the sale of consumer products either wholesale or direct to consumer through the Company’s ecommerce sites, (ii) through the logistics services we offer through our wholly owned subsidiary, Market on Main, and (iii) through consulting services we may provide for publicly traded companies.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table sets forth information comparing the components of net (loss) income for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,		Period over Period Change
	2022	2021	$	%
Revenue earned
Revenue	$11,927	$15,000	$(3,073)	$-20.49%
Cost of goods sold	598	-	598	100.00%
Gross profit	11,329	15,000	(3,671)	-24.47%

Operating Expenses:
Officer and director compensation, including stock-based compensation of $0, $10,000, respectively	20,000	20,000	-	0.00%
Depreciation expense	1,297	758	539	71.11%
Consulting services	37,800	1,700	36,100	2,123.53%
Professional services	28,189	81,662	(53,473)	-65.48%
Selling, general and administrative	36,584	17,056	19,528	114.49%

Total operating expenses	123,870	121,176	2,694	2.22%

Loss from operations	(112,541)	(106,176)	(6,365)	-5.99%

Other income (expenses):
Interest income	6,000	-	6,000	100.00%
Forgiveness of debt and accrued interest	-	336,786	(336,786)	-100.00%
(Loss) gain on derivative liability	(84,948)	18,937,780	(19,022,728)	-100.45%
(Loss) on issuance on notes payable	(63,038)	(2,600,575)	2,537,537	97.56%
Interest expense	(9,428)	(59,561)	50,133	84.17%
Amortization of debt discounts	(119,331)	(141,704)	22,373	15.79%

Total other (expenses) income	(270,745)	16,472,726	(16,743,471)	-101.64%

(Loss) gain before provision for income taxes	(383,286)	16,366,550	(16,749,836)	-102.34%

Provision for income taxes	-	-	-	-%

Net (loss) gain	$(383,286)	$16,366,550	$(16,749,836)	$-102.34%

Revenue

Revenues generated for the three months ended March 31, 2022 and 2021 were $11,927 and $15,000, respectively. For the three months ended March 31, 2022, revenue was derived from consulting services as well as sales generated under the Company’s Exclusive Distribution Agreement with Amfluent, LLC.

Cost of Revenues

For the three months ended March 31, 2022 and 2021, cost of revenues was $598 and $-, respectively. The cost of revenues for the three months ended March 31, 2022 increased over the prior year period due to the initiation of sales of the “Sculpt Baby” product sold under its Exclusive Distribution Agreement with Amfluent, LLC.

Gross Profit

For the three months ended March 31, 2022 and 2021, gross profit was $11,329 and $15,000, respectively.

Operating Expenses

Operating expenses were $123,870 and $121,176 for the three months ended March 31, 2022 and 2021, respectively, representing an increase of $2,694, or 2.22%. The Company’s selling, general and administrative expenses increased due to the operations of the Company’s subsidiary, Market on Main, LLC.

Operating loss

Operating loss was ($112,541) and ($106,716) for the three months ended March 31, 2022 and 2021, respectively, representing an increase of $6,365, or 5.99%.

Other (Expenses) Income

Other income was ($270,745) and $16,472,726 for the three months ended March 31, 2022 and 2021, respectively, representing a decrease of $16,743,471, or 101.64%. The other (expenses) income for the three months ended March 31, 2022 included amortization of debt discounts of ($119,331), interest expense of ($9,428), loss on derivative liability of ($84,948), loss on issuance of notes payable of ($63,038) offset by interest income of $6,000.

Income tax expense

There was no income tax expense for the three months ended March 31, 2022 and 2021.

Net income

Net (loss) income was ($383,286) and 16,366,550 for the three months ended March 31, 2022 and 2021, respectively, representing a decrease of $16,749,836, or 102.34%.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

The following table sets forth information comparing the components of net (loss) income for the nine months ended March 31, 2022 and 2021:

	For the Nine Months Ended March 31,		Period over Period Change
	2022	2021	$	%
Revenue earned
Revenue	$106,927	$15,000	$91,927	$612.85%
Cost of goods sold	598	-	598	100.00%
Gross profit	106,329	15,000	91,329	608.86%

Operating Expenses
Officer and director compensation, including stock-based compensation of $0, $10,000, $0 and $40,000, respectively	110,087	60,000	50,087	83.48%
Depreciation expense	3,895	2,274	1,621	71.28%
Consulting services	37,800	1,700	36,100	2,123.53%
Professional services	74,169	101,412	(27,243)	-26.86%
Selling, general and administrative	95,836	161,766	(65,930)	-40.76%

Total operating expenses	321,787	327,152	(5,365)	-1.64%

Income (Loss) from operations	(215,458)	(312,152)	96,694	30.98%

Other income (expenses)
Investment income from Global Clean Solutions, LLC	-	12,197	(12,197)	-100.00%
Interest income	6,277	-	6,277	100.00%
Forgiveness of debt and accrued interest	449,294	336,786	112,508	33.41%
Gain (loss) on derivative liability	478,047	433,147	44,900	10.37%
Gain (loss) on issuance on notes payable	(217,393)	(2,715,865)	2,498,472	92.00%
Interest expense	(51,084)	(150,965)	99,881	66.16%
Amortization of debt discounts	(381,013)	(763,883)	382,870	50.12%

Total other income (expenses)	284,128	(2,848,583)	3,132,711	109.97%

Gain (loss) before provision for income taxes	68,670	(3,160,735)	3,229,405	102.17%

Provision for income taxes		-	-	-%

Net gain (loss)	$68,670	$(3,160,735)	$3,229,405	$102.17%

Revenue

Revenues generated for the nine months ended March 31, 2022 and 2021 were $106,927 and $15,000, respectively. The Company’s revenue increased for the nine months ended March 31, 2021 as the Company’s consulting revenue increased and the Company initiated the sales under its Exclusive Distribution Agreement with Amfluent, LLC.

Cost of Revenues

For the nine months ended March 31, 2022 and 2021, cost of revenues was $598 and $-, respectively.

Gross Profit

For the nine months ended March 31, 2022 and 2021, gross profit was $106,329 and $15,000, respectively.

Operating Expenses

Operating expenses were $321,787 and $327,152 for the nine months ended March 31, 2022 and 2021, respectively, representing a decrease of $5,365, or 1.64%.

Operating loss

Operating loss was ($215,458) and ($312,152) for the nine months ended March 31, 2022 and 2021, respectively, representing a decrease of $96,694, or 30.98%.

Other (Expenses) Income

Other (expenses) income were $284,128 and ($2,848,583) for the nine months ended March 31, 2022 and 2021, respectively, representing an increase of $3,132,711, or 109.97%. The other (expenses) income for the nine months ended March 31, 2021 included amortization of debt discounts of ($381,013), interest expense of ($51,084), loss on issuance of notes payable of ($217,393) offset by gain on derivative liability of $478,047, interest income of $6,277 and forgiveness of debt and accrued interest of $449,294.

Income tax expense

There was no income tax expense for the nine months ended March 31, 2022 and 2021.

Net loss

Net income (loss) was $68,670 and ($3,160,735) for the nine months ended March 31, 2022 and 2021, respectively, representing an increase of $3,229,405, or 102.17%.

Liquidity and Capital Resources

The following table summarizes the cash flows for the nine months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Cash Flows:

Net cash (used in) operating activities	$(280,876)	$(116,000)
Net cash (used in) investing activities	(250,000)	-
Net cash provided by financing activities	1,103,426	129,089

Net increase (decrease) in cash	572,500	13,089
Cash at beginning of period	56,300	25

Cash at end of period	$628,850	$13,114

As of March 31, 2022, the Company had $628,850 in cash.

We had cash (used in) operating activities of ($280,876) for the nine months ended March 31, 2022, compared to cash (used in) operating activities of ($116,000) for the nine months ended March 31, 2021.

We had cash (used in) investing activities of $250,000 and - for the nine months ended March 31, 2022 and 2021, respectively.

We had cash provided by financing activities of $1,103,426 and $129,089 for the nine months ended March 31, 2022 and 2021, respectively, of which $915,200 was issuance of stock under the Company’s Regulation A offering and $223,750 borrowings from notes payable during the nine months ended March 31, 2022.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended March 31, 2022 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

Issuance of common stock- Nine months ended March 31, 2022

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit	Description

3.1	Articles of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.2	Amended and Restated Certificate of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.3	Certificate of Designation, Rights, Preferences and Limitations of Series A 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.4	Certificate of Designation, Rights, Preferences and Limitations of Series B 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.5	Certificate of Merger of Interactive Flight Technologies, Inc. into Global Technologies, Ltd (previously filed with Form 10 on June 8, 2020)
3.6	Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.7	Certificate of Designation, Rights, Preferences and Limitations of Series D Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.8	Certificate of Designation, Rights, Preferences and Limitations of Series E 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.9	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (previously filed with Form 10 on June 8, 2020)
3.10	Foreign Profit Corporation Articles of Continuance filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.11	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.12	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.13	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Delaware (previously filed with Amendment No. 1 to Form 10 on July 24, 2020)
3.14	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Delaware (previously filed with Form 10 on June 8, 2020)
3.15	Amended and Restated Bylaws of Global Technologies, Ltd (previously filed with Form 8-K on January 21, 2021)
4.1	Specimen Certificate common stock (previously filed with Form 10 on June 8, 2020)
10.1	Board of Directors Services Agreement with Jimmy Wayne Anderson dated January 26, 2018 (previously filed with Form 10 on June 8, 2020)
10.2	Convertible Note between the Company and Tri-Bridge Ventures, LLC dated January 24, 2018 (previously filed with Form 10 on June 8, 2020)
10.3	Convertible Note between the Company and Tri-Bridge Ventures, LLC dated February 16, 2018 (previously filed with Form 10 on June 8, 2020)

10.4	Convertible Note between the Company and Valvasone Trust dated June 3 2018 (previously filed with Form 10 on June 8, 2020)
10.5	Convertible Note between the Company and Jody A. DellaDonna dated June 29, 2018 (previously filed with Form 10 on June 8, 2020)
10.6	Convertible Note between the Company and Around the Clock Partners, LP dated July 27, 2018 (previously filed with Form 10 on June 8, 2020)
10.7	Indemnification Agreement between the Company and Jimmy Wayne Anderson dated January 25, 2018 (previously filed with Form 10 on June 8, 2020)
10.8	Consulting Agreement between Global Technologies, Ltd and Sylios Corp dated August 22, 2019 (previously filed with Form 10 on June 8, 2020)
10.9	Securities Purchase Agreement between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.10	Convertible Promissory Note between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.11	Common Stock Purchase Warrant Agreement between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.12	TCBM, LLC Purchase and Sale Agreement dated November 30, 2019 (previously filed with Form 10 on June 8, 2020)
10.13	Convertible Promissory Note between Global Technologies, Ltd and Jetco Holdings, LLC dated March 20, 2020 (previously filed with Form 10 on June 8, 2020)
10.14	Securities Purchase Agreement between Global Technologies, Ltd and Jetco Holdings, LLC dated March 20, 2020 (previously filed with Form 10 on June 8, 2020)
10.15	Consulting Agreement between Global Technologies, Ltd and Brian McFadden dated January 2, 2020 (previously filed with Form 10 on June 8, 2020)
10.16	Consulting Agreement between Global Technologies, Ltd and Timothy Cabrera dated January 2, 2020 (previously filed with Form 10 on June 8, 2020)
10.17	Asset Purchase Agreement between HMNRTH, LLC, TCBM Holdings, LLC and Edison Nation, Inc. and Scalematix, LLC dated March 11, 2020 (previously filed with Form 10 on June 8, 2020)
10.18	Quality Agreement between HMNRTH, LLC and Nutralife Biosciences dated September 23, 2019 (previously filed with Amendment No. 2 to Form 10 on August 10, 2020)
10.19	Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest (previously filed with Form 8-K on September 4, 2020)
10.20	Convertible Promissory Note between Global Technologies, Ltd. and Graphene Holdings, LLC dated September 3, 2020 (previously filed with Form 8-K on September 4, 2020)
10.21	Securities Purchase Agreement between Global Technologies, Ltd and Graphene Holdings, LLC dated September 9, 2020 (previously filed with Form 8-K on September 22, 2020)
10.22	Convertible Promissory Note between Global Technologies, Ltd and Graphene Holdings, LLC dated September 9, 2020 (previously filed with Form 8-K on September 22, 2020)
10.23	Platform License Agreement between Markets on Main, LLC and Honey Badger Media, LLC dated November 5, 2020 (previously filed with Form 10-K on December 18, 2020)
10.24	Amendment to Management Agreement dated December 28, 2020 (previously filed with Form 8-K on January 7, 2021)
10.25	Convertible Promissory Note between Global Technologies, Ltd and Tri-Bridge Ventures, LLC dated January 20, 2021 (previously filed with Form 10-Q on February 16, 2021)
10.26	Complaint for Declaratory Judgment dated February 9, 2021 (previously filed with Form 8-K on February 12, 2021)

10.27	Convertible Promissory Note between Global Technologies, Ltd and Tri-Bridge Ventures, LLC dated February 22, 2021 (previously filed with Form 8-K on March 8, 2021)
10.28	Convertible Promissory Note between the Company and Power Up Lending Group Ltd. dated June 17, 2021 (previously filed with Form 8-K on June 24, 2021)
10.29	Securities Purchase Agreement between the Company and Power Up Lending Group Ltd. dated June 17, 2021 (previously filed with Form 8-K on June 24, 2021)
10.30	Board of Directors Services Agreement with Jimmy Wayne Anderson dated July 1, 2021 (previously filed with Form 10-K on October 13, 2021)
10.31	Convertible Promissory Note between the Company and Power Up Lending Group Ltd. dated July 12, 2021 (previously filed with Form 8-K on July 19, 2021)
10.32	Securities Purchase Agreement between the Company and Power Up Lending Group Ltd. dated July 12, 2021 (previously filed with Form 8-K on July 19, 2021)
10.33	Convertible Promissory Note between the Company and Power Up Lending Group Ltd. dated September 9, 2021 (previously filed with Form 8-K on September 16, 2021)
10.34	Securities Purchase Agreement between the Company and Power Up Lending Group Ltd. dated September 9, 2021 (previously filed with Form 8-K on September 16, 2021)
10.35	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated October 27, 2021 (previously filed with Form 8-K on November 2, 2021)
10.36	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated October 27, 2021 (previously filed with Form 8-K on November 2, 2021)
10.37	Senior Secured Promissory Note between Tersus Power, Inc. and Global Technologies, Ltd (previously filed with Form 8-K on December 20, 2021)
10.38	Consulting Agreement between Global Technologies, Ltd. and Palisades Holding Corp, Inc. dated December 16, 2021 (previously filed with Form 10-Q on February 14, 2022)
10.39	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated January 13, 2022 (previously filed with Form 8-K on January 21, 2022)
10.40	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated January 13, 2022 (previously filed with Form 8-K on January 21, 2022)
10.41	Exclusive Distribution Agreement (previously filed with Form 8-K on January 24, 2022)
10.42	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated February 4, 2022 (previously filed with Form 8-K on February 9, 2022)
10.43	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated February 4, 2022 (previously filed with Form 8-K on February 9, 2022)
10.44	Share Exchange Agreement between Global Technologies, Ltd, Tersus Power, Inc. and the Tersus Power Shareholders(previously filed with Form 8-K on March 10, 2022)
20.27	Convertible Promissory Note between Global Technologies, Ltd and Tri-Bridge Ventures, LLC dated February 22, 2021 (previously filed with Form 8-K on March 8, 2021)
21.1	Articles of Organization for Markets on Main, LLC dated April 2, 2020 (previously filed with Form 10 on June 8, 2020)
21.2	Certificate of Formation TCBM Holdings, LLC dated (previously filed with Form 10 on June 8, 2020)
21.3	Certificate of Formation of HMNRTH, LLC dated July 30, 2019 (previously filed with Form 10 on June 8, 2020)
21.4	Certificate of Formation of 911 Help Now, LLC dated February 2, 2018 (previously filed with Form 10 on June 8, 2020)
21.5	Articles of Incorporation of Markets on Main, Inc. (previously filed with Form 8-K on January 5, 2022)
21.6*	Articles of Incorporation of Tersus Power, Inc. (DE)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TECHNOLOGIES, LTD

By:	/s/ Jimmy Wayne Anderson
Jimmy Wayne Anderson
President

Date:	May 23, 2022

