Form 10-K
period 2022-06-30
GLOBAL TECHNOLOGIES LTD
filed 2022-10-13
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

☐ YES ☒ NO

The aggregate market value on December 31, 2021 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $21,626,049. The registrant does not have non-voting common stock outstanding.

As of October 12, 2022, there were 14,448,440,097 shares of registrant’s Class A common stock outstanding.

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;

●	risk that we fail to meet the requirements of the agreements under which we acquired our business interests, including any cash payments to the business operations, which could result in the loss of our right to continue to operate or develop the specific businesses described in the agreements;

●	risk that we will be unable to secure additional financing in the near future in order to commence and sustain our planned development and growth plans;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations;

●	risks and uncertainties relating to the various industries and operations we are currently engaged in;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future growth, development or expansion will not be consistent with our expectations;

●	risks related to the inherent uncertainty of business operations including profit, cost of goods, production costs and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;

●	risks related to environmental regulation and liability;

●	risks related to tax assessments; or

●	other risks and uncertainties related to our prospects, properties and business strategy.

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

2

PART I

Item 1. Business.

Overview

Global Technologies, Ltd is a publicly quoted operating company that was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd. Our principal executive offices are located at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and our telephone number is (727) 482-1505. Our website address is www.globaltechnologiesltd.info. The information provided on our website is not part of this Annual Report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this Annual Report.

On June 13, 2022, the Company filed an Issuer Company Related Action Notification with the Financial Industry Regulatory Authority (“FINRA”) to effect a reverse stock split of its Class A Common Stock on a 1:4,000 ratio, name change to Tersus Power, Inc. and symbol change. The Company is still working with FINRA at the time of this filing to complete the proposed corporate actions.

Current Operations

Global Technologies, Ltd (“Global”) is a publicly traded operating corporation, which through its subsidiaries, has operations engaged in the online sales of CBD and hemp related products, the acquisition of intellectual property in the safety and security space and as a portal for entrepreneurs to provide immediate access to live shopping, e-commerce, product placement in brick and mortar retail outlets and logistics.

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

On March 11, 2020, the Company, through its two wholly owned subsidiaries, HMNRTH, LLC (the “Seller”) and TCBM Holdings, LLC (the “Owner”) (together Seller and Owner the “Selling Parties”) entered into an Asset Purchase Agreement (the “Agreement”) with Edison Nation, Inc. and its wholly owned subsidiary, Scalematix, LLC (together the “Buyer”), for the sale of certain assets in the health and wellness industry and related consumer products industry. Under the terms of the Agreement, Buyer was to remit $70,850 via wire transfer at Closing and issue to a representative of the Selling Parties Two Hundred Thirty-Eight Thousand Seven Hundred and Fifty (238,750) shares of restricted common stock (the “Shares”). In addition, the Selling Parties shall have the right to additional earn out compensation based upon the following metrics: (i) at such time as the purchased assets achieve cumulative revenue of $2,500,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock; and (ii) at such time as the purchased assets achieve cumulative revenue of $5,000,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock. The Closing of the transaction occurred on March 11, 2020. The Company received the Shares of restricted common stock valued at $477,500 and $70,850 in cash compensation due under the terms of the Agreement. The Shares and cash compensation were subsequently transferred to the principal of Jetco Holdings, LLC as payment against the November 30, 2019 Convertible Promissory Note issued to Jetco Holdings, LLC. On January 19, 2021, the Company issued 300,000,000 shares of restricted common stock to the noteholder in satisfaction of $42,000 principal against the Convertible Note. On March 15, 2021, the outstanding principal and interest on the Note were $503,714 and $46,485, respectively. On this same date, the Holder agreed to forgive $253,714 in outstanding principal and all outstanding interest leaving a remaining principal balance of $250,000. On March 15, 2021, the Company issued the Holder fifty (50) shares of the Company’s Series L Preferred Stock in satisfaction of the $250,000 principal balance.

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

On January 30, 2022, MOM entered into a Marketing Management Agreement (the “Agreement”) with Chin Industries, LLC (“Chin”). Under the terms of the Agreement, Chin shall provide day to day management of websites where MOM’s products may be sold. The Agreement has a term of one year. As compensation, Chin shall receive a 50/50 split of net profits.

During the third quarter of fiscal 2022, MOM launched its first website, www.sculptbaby.com, under the Agreement with Chin. Product sales initiated in March 2022. During the fourth quarter of fiscal 2022, all Sculpt Baby inventory was sold. The Company has not identified its next product to launch.

On May 4, 2020, MOM entered into a Drop Ship Agreement (the “Agreement”) with QVC, Inc. Under the terms of the Agreement, MOM shall provide products for marketing, promotion, sale and distribution by QVC through certain televised and/or other electronic shopping services developed or to be developed by QVC and through other means and media.

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

Unless the Exchange Agreement shall have been terminated and the transactions therein contemplated shall have been abandoned, the closing of the Exchange (the “Closing”) will take place at 5:00 p.m. Pacific Time on the second business day following the satisfaction or waiver of the conditions (the “Closing Date”). Either party may terminate the Exchange Agreement if a Closing has not occurred on or before June 30, 2022. As of the date of this filing, the Company is awaiting the passing of its corporate action filed with FINRA so that the Closing may occur.

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

Services:

Consulting Services

On May 10, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with CoroWare, Inc. (“CoroWare”). Under the terms of the Agreement, the Company is to prepare the following financial reports for CoroWare: (i) Registration Statement and all subsequent amendments, (ii) Quarterly Reports for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021, and (iii) Annual Report for the period ended December 31, 2021. The Agreement shall have a term of one (1) year or until CoroWare’s Annual Report is filed with OTC Markets or the SEC. The Company shall be compensated a total of $45,000 in three equal payments of $15,000. As of June 30, 2022, the Company received $45,000 compensation.

On June 29, 2021, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form S-1 and all follow up correspondence with the appropriate regulatory agencies. As of June 30, 2022, the Company has initiated the work to be completed under the Agreement but is awaiting additional information from its client.

On December 16, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with Palisades Holding Corp, Inc. (“Palisades”). Under the terms of the Agreement, the Company is to prepare a Registration Statement on Form S-1 (the “Registration Statement”) and all subsequent amendments to the Registration Statement. The Agreement shall remain in effect for the earlier of six (6) months or until Palisade’s Registration Statement is filed with the SEC. The Company shall be compensated a total of $25,000 upon the first funding transaction in an amount of $49,000 or more by Palisade. As of June 30, 2022, the Company has received $- compensation.

On January 12, 2022, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form 1-A and all follow up correspondence with the appropriate regulatory agencies. As of June 30, 2022, the Company has completed all required work under the Agreement.

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

On February 5, 2022, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form 1-A and all follow up correspondence with the appropriate regulatory agencies. As of June 30, 2022, the Company has initiated the work to be completed under the Agreement but is awaiting additional information from its client.

Revenue

For the years ended June 30, 2022 and 2021, we had $124,506 and $15,000 in revenue. Our revenue for the year ended June 30, 2022 was derived from consulting services with multiple clients and the sales under its agreements with Amfluent and Chin Industries, LLC. Our revenue for the year ended June 30, 2021 was 100% comprised from consulting services from one client.

Research and development

For the twelve months ended June 30, 2022 and 2021, we had $0 and $0 research and development costs, respectively.

Employees

Currently, Global Technologies has one part-time employee who devotes approximately 25-30 hours per week to the Company’s operations. We intend on retaining additional officers, ancillary staff and consultants during the fiscal year ended June 30, 2023 upon closing of the Tersus Power, Inc. transaction.

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

As of June 30, 2022, we had an accumulated deficit of $166,444,337 and a stockholders’ deficit of approximately $947,748.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended June 30, 2022 and 2021, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

Our principal shareholder, our sole officer and director, has voting authority for approximately ninety six percent (96%) of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2022 and 2021 for the reasons discussed below:

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2022:

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

Our sole officer and director, Jimmy Wayne Anderson, currently serves in the role as President and Chairman of another former publicly traded entity, Sylios Corp. Mr. Anderson also serves as the President and Chairman of AMDAQ Corp, a spin-off of Sylios Corp. As such, Mr. Anderson may not be able to dedicate the required time to the Company to further its operations.

We are highly dependent on the services of key executives, the loss of whom could materially harm our business and our strategic direction. If we lose key management or significant personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.

We are highly dependent on our management team, specifically Jimmy Wayne Anderson, who we currently anticipate will be able to devote 25-30 hours per week to the Company’s operations. If we lose key employees, our business may suffer. Furthermore, our future success will also depend in part on the continued service of our management personnel and our ability to identify, hire, and retain additional key personnel. We do not carry “key-man” life insurance on the lives of any of our executives, employees or advisors. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly.

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

Risks Associated with the Proposed Acquisition of Tersus Power, Inc.

Our shareholders may face significant dilution in the event the proposed acquisition of Tersus Power, Inc. were completed.

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

In the event the acquisition of Tersus Power is completed, our shareholders would most likely face significant dilution through the issuance of common stock or a new series of convertible preferred stock.

In the event that the proposed acquisition of Tersus Power, Inc. were to be completed, the Company may elect to sale, spinout or shut down the Company’s subsidiaries.

In the event that the proposed acquisition of Tersus Power, Inc. were to be completed, the Company may elect to sell, spinout or shut down the Company’s four subsidiaries, Markets on Main, HMNRTH, TCBM Holdings and 911 Help Now. Management may elect to curtail the operations of each subsidiary to better focus on its core operation of the development and production of its hydrogen fueling stations.

Our products and the development of our products depend largely on the availability of experienced hydrogen engineers.

Our products and the development of our products depend largely on the availability of experienced hydrogen engineers. We are dependent upon a unique type of hydrogen engineer for the component configuration and design of our Steam Methane Reformer (SMR). If these engineers are not readily available this will delay the completion of the final design of the SMR and the production of the unit. Hydrogen engineers are in great demand and there is no assurance that the company can retain the engineers to complete the production of the SMR.

We will continue to be dependent on certain third-party key suppliers for components in our products. The failure of a supplier to develop and supply components in a timely manner or at all, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could impair our ability to manufacture our products or could increase our cost of production.

We rely on certain key suppliers for critical components in our products, and there are numerous other components for our products that are sole sourced. If we fail to maintain our relationships with our suppliers or build relationships with new suppliers, or if suppliers are unable to meet our demand, we may be unable to manufacture our products, or our products may be available only at a higher cost or after a delay. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources.

The failure of a supplier to develop and supply components in a timely manner or at all, or to develop or supply components that meet our quality, quantity and cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could impair our ability to manufacture our products or could increase our cost of production. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes. Any such delays could result in sales and installation delays, cancellations, penalty payments or loss of revenue and market share, any of which could have a material adverse effect on our business, results of operations, and financial condition.

Volatility in commodity prices and product shortages may adversely affect our gross margins.

Some of our products contain commodity-priced materials. Commodity prices and supply levels affect our costs.

Any shortages in certain metals, such as copper, silver, and platinum could significantly raise our cost of producing our steam methane reformer. While we do not anticipate significant near- or long-term shortages in the supply of these certain materials, a shortage could adversely affect our ability to produce a commercially viable steam methane reformer or raise our cost of producing such product. Our ability to pass on such increases in costs in a timely manner depends on market conditions, and the inability to pass along cost increases could result in lower gross margins.

Weakness in the economy, market trends and other conditions affecting the profitability and financial stability of our customers could negatively impact our sales growth and results of operations.

The demand for our products and services is sensitive to the production activity, capital spending and demand for products and services of our customers. Many of our customers operate in markets that are subject to cyclical fluctuations resulting from market uncertainty, trade and tariff policies, costs of goods sold, currency exchange rates, central bank interest rate changes, foreign competition, offshoring of production, oil and natural gas prices, geopolitical developments, labor shortages, inflation, deflation, and a variety of other factors beyond our control. Any of these factors could cause customers to idle or close facilities, delay purchases, reduce production levels, or experience reductions in the demand for their own products or services.

Any of these events could also reduce the volume of products and services these customers purchase from us or impair the ability of our customers to make full and timely payments and could cause increased pressure on our selling prices and terms of sale. Accordingly, a significant or prolonged slowdown in activity in the United States or any other major world economy, or a segment of any such economy, could negatively impact our sales growth and results of operations.

Our products and services face intense competition.

The markets for energy products are intensely competitive. Some of our competitors in the motive power sector (predominantly incumbent technologies) are much larger than we are and may have the manufacturing, marketing and sales capabilities to complete research, development, and commercialization of profitable, commercially viable products more quickly and effectively than we can. There are many companies engaged in all areas of traditional and alternative energy generation in the United States and abroad, including, among others, major electric, oil, chemical, natural gas, battery, generator and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. These firms are engaged in forms of power generation such as advanced battery technologies, generator sets, fast charged technologies and other types of fuel cell technologies. In addition, the primary current value proposition for our customers stems from productivity gains in using our solutions. Longer term, given evolving market dynamics and changes in alternative energy tax credits, if we are unable to successfully develop future products that are competitive with competing technologies in terms of price, reliability and longevity, customers may not buy our products. Technological advances in alternative energy products, battery systems or other fuel cell technologies may make our products less attractive or render them obsolete.

Delays in or not completing our product development goals may adversely affect our revenue and profitability.

If we experience delays in meeting our development goals, our products exhibit technical defects, or if we are unable to meet cost or performance goals, including power output, useful life and reliability, the profitable commercialization of our products will be delayed. In this event, potential purchasers of our products may choose alternative technologies and any delays could allow potential competitors to gain market advantages. We cannot assure that we will successfully meet our commercialization schedule in the future.

Periodically, we may enter into contracts with our customers for certain products that have not been developed or produced. There can be no assurance that we will complete the development of these products and meet the specifications required to fulfill customer agreements and deliver products on schedule. Pursuant to such agreements, the customers would have the right to provide notice to us if, in their good faith judgment, we have materially deviated from such agreements. Should a customer provide such notice, and we cannot mutually agree to a modification to the agreement, then the customer may have the right to terminate the agreement, which could adversely affect our future business.

Other than our current products, which we believe to be commercially viable at this time, we do not know when or whether we will successfully complete research and development of other commercially viable products that could be critical to our future. If we are unable to develop additional commercially viable products, we may not be able to generate sufficient revenue to become profitable. The profitable commercialization of our products depends on our ability to reduce the costs of our components and subsystems, and we cannot assure you that we will be able to sufficiently reduce these costs. In addition, the profitable commercialization of our products requires achievement and verification of their overall reliability, efficiency and safety targets, and we cannot assure you that we will be able to develop, acquire or license the technology necessary to achieve these targets. We must complete additional research and development to fill our product

Our products use flammable fuels that are inherently dangerous substances.

Our SMR systems use methane to make hydrogen gas. While our products do not use this fuel in a combustion process, methane and hydrogen gas are flammable fuel that could leak and combust if ignited by another source. Further, any such accidents involving our products or other products using similar flammable fuels could materially suppress demand for, or heighten regulatory scrutiny of, our products.

The risk of product liability claims and associated adverse publicity is inherent in the development, manufacturing, marketing and sale of fuel cell products, including products fueled by hydrogen, a flammable gas. Any liability for damages resulting from malfunctions or design defects could be substantial and could materially adversely affect our business, financial condition, results of operations and prospects. In addition, an actual or perceived problem with our products could adversely affect the market’s perception of our products resulting in a decline in demand for our products, which may materially and adversely affect our business, financial condition, results of operations and prospects.

The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, or the failure to renew such subsidies and incentives, could reduce demand for our products, lead to a reduction in our revenues and adversely impact our operating results and liquidity.

We believe that the near-term growth of alternative energy technologies is affected by the availability and size of government and economic incentives. Many of these government incentives expire, phase out over time, may exhaust the allocated funding, or require renewal by the applicable authority. In addition, these incentive programs could be reduced or discontinued for other reasons. The investment tax credit under the U.S. tax code was renewed in February 2018. The renewal allows for a 30% investment tax credit which declines to 26% for 2021 and 2022, 22% in 2023, and zero for 2024 and later. The reduction, elimination, or expiration of the investment tax credit or other government subsidies and economic incentives, or the failure to renew such tax credit, governmental subsidies, or economic incentives, may result in the diminished economic competitiveness of our products to our customers and could materially and adversely affect the growth of alternative energy technologies, including our products, as well as our future operating results and liquidity.

We are subject to various federal, state and local environmental and human health and safety laws and regulations that could impose significant costs and liabilities on us.

Our operations are subject to federal, state, and local environmental and human health and safety laws and regulations, including laws and regulations relating to the use, handling, storage, transportation, disposal and human exposure to hazardous substances and wastes, product safety, emissions of pollution into the environment and human health and safety. We have incurred and expect to continue to incur, costs to comply with these laws and regulations. Violation of these laws or regulations or the occurrence of an explosion or other accident in connection with our fuel cell systems at our properties or at third party locations could lead to substantial liabilities and sanctions, including fines and penalties, cleanup costs or the requirement to undertake corrective action. Further, environmental laws and regulations, and the administration, interpretation and enforcement thereof, are subject to change and may become more stringent in the future, each of which could materially adversely affect our business, financial condition and results of operations.

Additionally, certain environmental laws impose liability, which can be joint, several and strict, on current and previous owners and operators of real property for the cost of removal or remediation of hazardous substances and damage to natural resources. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. They can also assess liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities when such facilities are found to be contaminated, and such persons can be responsible for cleanup costs even if they never owned or operated the contaminated facility. Our liabilities arising from past or future releases of, or exposure to, hazardous substances may adversely affect our business, financial condition and results of operations.

Trade policies, treaties and tariffs could have a material adverse effect on our business.

Our business is dependent on the availability of raw materials and components for our products, particularly electrical components common in the semiconductor industry. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. The new U.S. presidential administration and U.S. Congress is in the process of revisiting and, in some cases, reversing changes made by the prior U.S. presidential administration. These developments, or the perception that any of them could occur, could have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the United States.

This uncertainty includes the possibility of imposing tariffs or penalties on products manufactured outside the United States, including the U.S. government’s institution of a 25% tariff on a range of products from China and subsequent tariffs imposed by the United States as well as tariffs imposed by trading partners on U.S. goods. The institution of trade tariffs both globally and between the United States and China specifically carries the risk of negatively affecting the overall economic conditions of both China and the United States, which could have a negative impact on us.

We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. Although we currently maintain alternative sources for raw materials, if we are unable to source our products from the countries where we wish to purchase them, either because of regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials or components from other sources, which could affect our business and our results of operations. Furthermore, the imposition of tariffs on items imported by us from China or other countries could increase our costs and could have a material adverse effect on our business and our results of operations.

Our business may become subject to increased government regulation.

Our products are subject to certain federal, local, and non-U.S. laws and regulations, including, for example, state and local ordinances relating to building codes, public safety, electrical and gas pipeline connections, hydrogen transportation and siting and related matters. See Item 1, “Business—Government Regulations” for additional information. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Further, as products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our ability to manufacture, distribute, install and service our products. Any regulation of our products, whether at the federal, state, local or foreign level, including any regulations relating to the production, operation, installation, and servicing of our products may increase our costs and the price of our products, and noncompliance with applicable laws and regulations could subject us to investigations, sanctions, enforcement actions, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

Changes in tax laws or regulations or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

We are subject to income taxes in the United States and various foreign jurisdictions. A number of factors may adversely affect our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; the availability of loss or credit carryforwards to offset taxable income; changes in tax laws, regulations, accounting principles or interpretations thereof; or examinations by US federal, state or foreign jurisdictions that disagree with interpretations of tax rules and regulations in regard to positions taken on tax filings. A change in our effective tax rate due to any of these factors may adversely affect the carrying value of our tax assets and our future results from operations.

In addition, as our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in multiple U.S. tax jurisdictions and in foreign tax jurisdictions as we expand internationally. The development of our tax strategies requires additional expertise and may impact how we conduct our business. If our tax strategies are ineffective or we are not in compliance with domestic and international tax laws, our financial position, operating results and cash flows could be adversely affected.

We may be unable to establish or maintain relationships with third parties for certain aspects of continued product development, manufacturing, distribution and servicing and the supply of key components for our products.

We will need to maintain and may need to enter into additional strategic relationships in order to complete our current product development and commercialization plans. We may also require partners to assist in the sale, servicing and supply of components for our current products and anticipated products, which are in development. If we are unable to identify, enter into, and maintain satisfactory agreements with potential partners, including those relating to the supply, distribution, service and support of our current products and anticipated products, we may not be able to complete our product development and commercialization plans on schedule or at all. We may also need to scale back these plans in the absence of needed partners, which could adversely affect our future prospects for development and commercialization of future products. While we have entered into relationships with suppliers of some key components for our products, we do not know when or whether we will secure supply relationships for all required components and subsystems for our products, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business prospects, results of operations and financial condition could be harmed if we fail to secure relationships with entities that can develop or supply the required components for our products and provide the required distribution and servicing support. Additionally, the agreements governing our current relationships allow for termination by our partners under certain circumstances, some of which are beyond our control. If any of our current strategic partners were to terminate any of its agreements with us, there could be a material adverse impact on the continued development and profitable commercialization of our products and the operation of our business, financial condition, results of operations and prospects.

We may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets or properties, and any ability to do so may disrupt our business and hinder our ability to grow, divert the attention of key personnel, disrupt our business and impair our financial results.

As part of our business strategy, we intend to consider acquisitions of companies, technologies and products. We may not be able to identify such attractive acquisition opportunities. Acquisitions, involve numerous risks, any of which could harm our business, including, among other things:

●	difficulty in integrating the technologies, products, operations and existing contracts of a target company and realizing the anticipated benefits of the combined businesses;

●	mistaken assumptions about volumes or the timing of those volumes, revenues or costs, including synergies;

●	negative perception of the acquisition by customers, financial markets or investors;

●	difficulty in supporting and transitioning customers, if any, of the target company;

●	inability to achieve anticipated synergies or increase the revenue and profit of the acquired business;

●	the assumption of unknown liabilities;

●	exposure to potential lawsuits;

●	limitations on rights to indemnity from the seller;

●	the diversion of management’s and employees’ attention from other business concerns;

●	unforeseen difficulties operating in new geographic areas;

●	customer or key employee losses at the acquired businesses;

●	the price we pay or other resources that we devote may exceed the value we realize; or

●	the value we could have realized if we had allocated the purchase price or other resources to another opportunity and inability to generate sufficient revenue to offset acquisition costs.

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

At present, we have authorized 5,000,000 shares of Preferred Stock with 279 and 258 shares outstanding at June 30, 2022 and 2021, respectively. In the event of issuance of additional shares, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Please see NOTE J - CAPITAL STOCK for further information.

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

We are authorized to issue up to 14,991,000,000 shares of common stock, of which 13,785,662,319 and 14,680,293,609 shares of common stock are issued and outstanding as of June 30, 2022 and June 30, 2021, respectively. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future. Please see NOTE-J CAPITAL STOCK for further information.

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

As of June 30, 2022, we had (i) outstanding Convertible Promissory Notes in an aggregate principal amount of $387,500, which are convertible for up to 3,717,213,115 shares of our Class A Common Stock based on a closing stock price of $0.0004 and inherit conversion features; and (ii) 276 shares of Series L Preferred Stock outstanding, which are convertible into 9,200,000,000 shares of our Class A Common Stock based the inherit conversion feature.

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

Because directors and officers currently and for the foreseeable future will continue to control Global Technologies, it is not likely that you will be able to elect directors or have any say in the policies of the Company

Our shareholders are not entitled to cumulative voting rights. Consequently, the election of directors and all other matters requiring shareholder approval will be decided by majority vote. The directors, officers and affiliates of Global Technologies beneficially own approximately 30% of our outstanding common stock either through direct ownership or through another class of capital stock that may be convertible into shares of our common stock. Due to such significant ownership position held by our insiders, new investors may not be able to effect a change in our business or management, and therefore, shareholders would have no recourse as a result of decisions made by management. Our President, Jimmy Wayne Anderson, owns, 3 shares of Series K Super Voting Preferred stock and 39 shares of Series L Preferred stock convertible into 1.200,000,000 based on a conversion price of $0.00015. Sylios Corp, an entity controlled by Mr. Anderson, owns 10 shares of Series L Preferred stock convertible into 23,041,475 based on a conversion price of $0.00015. Our President is also the control person for one of the entities, Around the Clock Partners, LP (“ATC”), that owns 40 shares of Series L Preferred stock convertible into 92,165,899 based on a conversion price of $0.00015. As of the date of this filing, our President would have voting rights equal to 297,300,901,491 shares (4,145,024,151 votes through the issuance of the Company’s Series L Preferred Stock and 293,605,877,340 votes through the issuance of the Company’s Series K Preferred Stock for a total of 297,300,901,491 votes) out of a total of 366,467,346,417 votes available to vote on matters brought before shareholders, or 81.13%.

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

Quarterly period	Low	High
Fiscal year ended June 30, 2022:
First Quarter	$0.0015	$0.0044
Second Quarter	$0.0003	$0.0042
Third Quarter	$0.0003	$0.0019
Fourth Quarter	$0.0002	$0.0005

Fiscal year ended June 30, 2021:
First Quarter	$0.0001	$0.0002
Second Quarter	$0.0001	$0.0009
Third Quarter	$0.0005	$0.0359
Fourth Quarter	$0.0021	$0.0058

Holders of Record

The Company had approximately 149 holders of record of our Class A Common Stock as of September 26, 2022.

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

Year ended June 30, 2022

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

Common Stock cancelled during the year ended June 30, 2022

A total of 390,000,000 shares of common stock were returned to the Company by shareholders during the year ended June 30, 2022.

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

As of June 30, 2022, the Company had no outstanding warrants.

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

Results from Operations – For the years ended June 30, 2022 and June 30, 2021.

Our results of operations for the years ended June 30, 2022 and 2021 are summarized below:

	June 30, 2022	June 30, 2021
Gross revenues	$124,506	$15,000
Cost of goods sold	13,000	-
Total Operating expenses	610,794	366,804
Income (loss) from Operations	(499,288)	(351,804)
Other (Expense)	(779,027)	(3,876,857)
Net Loss	(1,278,315)	(4,228,661)
Net loss per share- basic and diluted	$(0.00)	$(0.00)

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

For the years ended June 30, 2022 and 2021, we generated $124,506 and $15,000 in revenue, respectively. Our revenue for the year ended June 30, 2022 was comprised from consulting services and sales of the Company’s Sculpt Baby product. Our revenue for the year ended June 30, 2021 was 100% comprised of consulting revenue with one customer.

For the years ended June 30, 2022 and 2021, our cost of goods sold was $13,000 and $0, respectively. The makeup of the cost of goods sold for the year ended June 30, 2022 was 100% comprised of costs for the sale of the Company’s Sculpt Baby product.

Operating Expenses

Our operating expenses were $610,794 and $366,804 for years ended June 30, 2022 and 2021, respectively. The increase in operating expenses for the year ended June 30, 2022 is largely attributable to the increase in officer and director compensation.

We incurred $0 and $0 in advertising expenses for the years ended June 30, 2022 and 2021, respectively.

We incurred $80,000 and $80,000 (including $40,000 stock-based compensation) in officer and director related expenses for years ended June 30, 2022 and 2021, respectively. The Company anticipates that these expenses will increase during fiscal 2023 as the Company expands the operations of Markets on Main and the closing of the acquisition of Tersus Power, Inc.

Loss from Operations

The Company’s loss from operations increased to ($499,288) for the year ended June 30, 2022 from ($351,804) in 2021, an increase of $147,484. The increase in loss from operations is largely attributable to an increase in operating expenses during the year ended June 30, 2022.

Other Income (Expenses)

Other Income (Expenses) included interest expense, interest income, gain (loss) on derivative liability, forgiveness of debt and accrued interest, impairment of goodwill, loss on issuance of convertible notes and amortization of debt discounts in the amount of ($779,0278) during the year ended June 30, 2022 as compared to ($3,876,857) the year ended June 30, 2021. The decrease in other income (expenses) during the year ended June 30, 2022 is largely attributable to the Company’s decrease in loss on issuance of convertible notes and amortization of debt discounts.

Net Income (Loss)

For the year ended June 30, 2022, our net loss decreased to ($1,278,315), as compared to a net loss of ($4,228,661) for the year ended June 30, 2021, a decrease of $2,950,346. The decrease in net loss is largely attributable to the Company’s decrease in other income (expenses) and increase in revenue.

Liquidity and Capital Resources

Cash on Hand

Our cash on hand as of June 30, 2022 and June 30, 2021 was $324,494 and $56,300, respectively.

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. Please see NOTE M- GOING CONCERN UNCERTAINTY for further information.

Notes payable, third parties

Our Notes payable third parties were $387,500 and $649,750 at June 30, 2022 and June 30, 2021, respectively. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for a full schedule of all notes payable to third parties, including issue date, maturity date and interest rate.

Loans payable, related parties

Our loans payable, related party, was $2,250 and $0 at June 30, 2022 and June 30, 2021, respectively.

Our cash flows for the years ended June 30, 2022 and 2021 are summarized below:

	Year Ended June 30, 2022	Year Ended June 30, 2021
Net cash provided by (used in) operating activities	$(484,410)	$(141,564)
Net cash (used in) investing activities	$(350,000)	$-
Net cash provided by financing activities	$1,102,604	$197,839
Net Change in Cash	$268,194	$56,275
Cash at beginning of period	$56,300	$25
Cash at end of period	$324,494	$56,300

Use of Cash

We had net cash provided by (used in) operating activities for the years ended June 30, 2022 and June 30, 2021 of $(484,410) and ($141,564), respectively.

We had net cash (used) in investing activities for the years ended June 30, 2022 and June 30, 2021 of ($350,000) and $-, respectively.

We had net cash provided by financing activities for the years ended June 30, 2022 and June 30, 2021 of $1,102,604 and $197,839, respectively.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Global Technologies, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Technologies, Ltd. (“the Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ (deficiency), and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the financial statements, the Company has an accumulated deficit and net losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition – Refer to Note C to the financial statements

As discussed in Note C, the Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Significant judgment is exercised by the Company in determining revenue recognition for its customer agreements, and includes the following:

●	Determination of whether services have been provided or when control of goods have been transferred.

●	Identification of contract terms that may impact the timing and amount revenue recognized.

Auditing management’s revenue recognition was judgmental due to the significant estimation required for the recognition of revenue.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following, among others:

●	We evaluated management’s significant accounting policies related to revenue recognition and reviewed underlying customer agreements for reasonableness of the application of ASC 606.

●	We obtained and read contract source documents for selected revenue contracts and tested management’s treatment of those terms.

We have served as the Company’s auditor since 2019.

Spokane, Washington

October 12, 2022

GLOBAL TECHNOLOGIES, LTD

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	June 30, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$324,494	$56,300
Accounts receivable	5,000	-
Prepaid director’s compensation	-	12,000
Accrued interest receivable	7,521	-
Loan receivable, other	18,380	3,782
Total current assets	355,395	72,082
Property and equipment, less accumulated depreciation of $13,419 and $8,226	22,944	28,137
Notes receivable	350,000	-
Goodwill	-	473,323
Total other assets	372,944	501,460
TOTAL ASSETS	$728,339	$573,542

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$15,562	$4,123
Accrued default interest	-	40,216
Accrued interest	47,839	18,975
Notes payable-third parties	387,500	649,750
Loans payable, related party	2,250	11,999
Default principal, notes payable-third parties	-	137,200
Debt discounts	(49,863)	(251,235)
Derivative liability	1,272,799	1,007,577
Total current liabilities	1,676,087	1,618,605

TOTAL LIABILITIES	$1,676,087	$1,618,605

STOCKHOLDERS’ DEFICIENCY
Preferred stock; 5,000,000 shares authorized, $.01 par value:	$	$
Series K; 3 shares authorized, par value $0.01, as of June 30, 2022 and 2021, there are 3 and 3 shares outstanding, respectively	-	-
Series L; 500,000 shares authorized, par value $0.01, as of June 30, 2022 and 2021, there are 276 and 255 shares outstanding, respectively	3	3
Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of June 30, 2022 and 2021, there are 13,785,662,319 and 14,680,293,609 shares outstanding, respectively	1,378,566	1,468,029
Additional paid- in capital Class A common stock	162,732,907	161,225,814
Additional paid- in capital preferred stock	1,385,113	1,282,310
Common stock to be issued	-	144,803
Accumulated deficit	(166,444,337)	(165,166,022)
Total stockholders’ deficiency	(947,748)	(1,045,063)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$728,339	$573,542

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2022 and 2021

	2022	2021
Revenue earned:
Revenue	$124,506	$15,000
Cost of goods sold	13,000	-
Gross profit	111,506	15,000

Operating Expenses
Officer and director compensation, including stock-based compensation of $0 and $40,000, respectively	328,237	80,000
Consulting services	37,800	1,700
Depreciation expense	5,193	5,196
Professional services	92,145	106,612
Selling, general and administrative	147,419	173,296

Total operating expenses	610,794	366,804

Loss from operations	(499,288)	(351,804)

Other income (expense)
Gain (expense) on derivative liability	(51,274)	436,326
Interest income	7,521	-
Investment income from Global Clean Solutions, LLC	-	12,197
Write-off of Global Clean Solutions, LLC	-	(250,000)
Forgiveness of debt and accrued interest	449,293	336,786
Impairment of goodwill	(473,323)	(473,322)
Interest expense	(46,347)	(112,593)
Default principal and interest expense	(22,383)	(225,702)
Loss on issuance of convertible notes	(217,392)	(2,759,425)
Amortization of debt discounts	(425,122)	(841,124)

Total other income (expense)	(779,027)	(3,876,857)

Loss before provision for income taxes	(1,278,315)	(4,228,661)

Provision for income taxes	-	-

Net loss	$(1,278,315)	$(4,228,661)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	12,337,881,004	14,977,786,974

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)

For the years ended June 30, 2022 and 2021

	Series K Preferred		Series L Preferred				Common Stock to	Additional
	stock		stock		Common Stock		be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at June 30, 2021	3	$-	255	$3	14,680,293,609	$1,468,029	144,803	$162,508,124	$(165,166,022)	$(1,045,063)
Return of common shares as per court order	-	-		-	(2,991,000,000)	(299,100)	-	299,100	-	-
Return of common shares		-	-	-	(390,000,000)	(39,000)	68,000	(29,000)	-	-
Issuance of replacement common shares	-	-	-	-	1,100,000,000	110,000	(110,000)	-	-	-
Issuance of common stock for shares purchased through Regulation A offering	-	-	-	-	610,133,333	61,013	-	854,187	-	915,200
Issuance of common stock to noteholders in satisfaction of principal and interest	-	-	-	-	649,560,553	64,957	-	395,473	-	460,430
Cashless exercise of warrant	-	-	-	-	126,674,824	12,667	-	(12,667)	-	-
Issuance of Series L Preferred shares	-	-	21	-	-	-	(102,803)	102,803	-	-
Net loss for the year ended June 30, 2022	-	-	-	-	-	-	-	-	(1,278,315)	(1,278,315)
Balances at June 30, 2022	3	$-	276	$3	13,785,662,319	$1,378,566	$-	$164,118,020	$(166,444,337)	$(947,748)

Balances at June 30, 2020	3	$-	10	$-	12,189,293,609	$1,218,929	100,000	$158,129,422	$(160,937,361)	$(1,489,010)
Issuance of common stock to a noteholder in lieu of cash payment for principal and fees in the amount of $196,765	-	-	-	-	3,751,000,000	375,100	-	3,184,634	-	3,559,734
Issuance of Series L Preferred stock in satisfaction of note payable	-	-	84	1	-			424,538	-	424,539
Issuance of Series L Preferred stock in satisfaction of note payable, related party			40	-	-	-	-	203,532	-	203,532
Issuance of Series L Preferred stock as reimbursement for shares returned to the Company	-	-	21	1	-	-	-	64,999	-	65,000
Issuance of Series L Preferred stock in satisfaction of consulting fees	-	-	100	1	-	-	-	499,999	-	500,000
Common stock to be issued paid as cash	-	-	-	-	-	-	(55,197)	-	-	(55,197)
Common stock for services	-	-	-	-	-	-	40,000	-	-	40,000
Return of common shares	-	-	-	-	(1,260,000,000)	(126,000)	60,000	-	-	(66,000)
Net loss for the year ended June 30, 2021	-	-	-	-	-	-	-	-	(4,228,661)	(4,228,661)
Balances at June 30, 2021	3	$-	255	$3	14,680,293,609	$1,468,029	$144,803	$162,508,124	$(165,166,022)	$(1,045,063)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2022 and 2021

	June 30, 2022	June 30, 2021

OPERATING ACTIVITIES:
Net (loss)	$(1,278,315)	$(4,228,661)
Adjustment to reconcile net loss to net cash provided by operating activities:
Issuance of common stock for conversion fees	-	130,319
Common stock to be issued	-	44,803
Derivative liability (gain) loss	51,274	(436,326)
Forgiveness of debt and accrued interest	(449,293)	(336,786)
Loss on issuance of note payable	217,372	2,759,425
Write-off of Global Clean Solutions, LLC investment	-	250,000
Impairment of goodwill	473,323	473,322
Depreciation	5,193	5,196
Amortization of debt discounts	425,122	841,124
Changes in operating assets and liabilities:
Accounts and loans receivable	(31,218)	160,283
Prepaid director’s compensation	12,000	(12,000)
Accounts payable	11,439	(8,795)
Accrued interest, net	78,693	57,332
Default principal, notes payable-third parties	-	137,200
Accrued director’s compensation	-	22,000
Net cash provided by (used in) operating activities	(484,410)	(141,564)

INVESTING ACTIVITIES:
Note receivable	(350,000)	-
Net cash (used in) investing activities	(350,000)	-

FINANCING ACTIVITIES:
Borrowings from loans payable	-	4,481
Issuance of stock for Regulation A financing	915,200	-
Payments on convertible notes	-	(215,392)
Payments under notes payable	(26,597)	-
Borrowings from notes payable	223,750	408,750
Payments on related part loans	(9,749)	-
Net cash provided by financing activities	1,102,604	197,839

NET INCREASE IN CASH AND CASH EQUIVALENTS	268,194	56,275

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	56,300	25

CASH AND CASH EQUIVALENTS, END OF PERIOD	$324,494	$56,300

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Cancellation of common stock as per court order	$299,100	$-
Cancellation of common stock to be issued	$212,803	$-
Issuance of convertible note for acquisition of Global Clean Solutions, LLC	$-	$250,000
Reduction of Jetco note in the amount per agreement applied to acquisition of subsidiaries	$-	$400,000
Issuance of common stock for debt	$411,119	$63,946
Issuance of Series L Preferred stock for payment of notes payable and accrued interest	$-	$628,071
Issuance of Series L Preferred stock for payment of accounts payable	$-	$500,000
Issuance of Series L Preferred stock for return of common stock	$102,803	$104,000

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2022 and 2021

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

Current Operations

Global Technologies, Ltd (“Global”) is a publicly traded operating corporation, which through its subsidiaries, has operations engaged in the online sales of CBD and hemp related products, the acquisition of intellectual property in the safety and security space and as a portal for entrepreneurs to provide immediate access to live shopping, e-commerce, product placement in brick and mortar retail outlets and logistics.

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

On March 11, 2020, the Company, through its two wholly owned subsidiaries, HMNRTH, LLC (the “Seller”) and TCBM Holdings, LLC (the “Owner”) (together Seller and Owner the “Selling Parties”) entered into an Asset Purchase Agreement (the “Agreement”) with Edison Nation, Inc. and its wholly owned subsidiary, Scalematix, LLC (together the “Buyer”), for the sale of certain assets in the health and wellness industry and related consumer products industry. Under the terms of the Agreement, Buyer was to remit $70,850 via wire transfer at Closing and issue to a representative of the Selling Parties Two Hundred Thirty-Eight Thousand Seven Hundred and Fifty (238,750) shares of restricted common stock (the “Shares”). In addition, the Selling Parties shall have the right to additional earn out compensation based upon the following metrics: (i) at such time as the purchased assets achieve cumulative revenue of $2,500,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock; and (ii) at such time as the purchased assets achieve cumulative revenue of $5,000,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock. The Closing of the transaction occurred on March 11, 2020. The Company received the Shares of restricted common stock valued at $477,500 and $70,850 in cash compensation due under the terms of the Agreement. The Shares and cash compensation were subsequently transferred to the principal of Jetco Holdings, LLC as payment against the November 30, 2019 Convertible Promissory Note issued to Jetco Holdings, LLC. On January 19, 2021, the Company issued 300,000,000 shares of restricted common stock to the noteholder in satisfaction of $42,000 principal against the Convertible Note. On March 15, 2021, the outstanding principal and interest on the Note were $503,714 and $46,485, respectively. On this same date, the Holder agreed to forgive $253,714 in outstanding principal and all outstanding interest leaving a remaining principal balance of $250,000. On March 15, 2021, the Company issued the Holder fifty (50) shares of the Company’s Series L Preferred Stock in satisfaction of the $250,000 principal balance.

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

For the years ended June 30, 2022 and 2021

NOTE A – ORGANIZATION (cont’d)

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2022 and 2021

NOTE A – ORGANIZATION (cont’d)

On January 30, 2022, MOM entered into a Marketing Management Agreement (the “Agreement”) with Chin Industries, LLC (“Chin”). Under the terms of the Agreement, Chin shall provide day to day management of websites where MOM’s products may be sold. The Agreement has a term of one year. As compensation, Chin shall receive a 50/50 split of net profits.

During the third quarter of fiscal 2022, MOM launched its first website, www.sculptbaby.com, under the Agreement with Chin. Product sales initiated in March 2022. During the fourth quarter of fiscal 2022, all Sculpt Baby inventory was sold. The Company has not identified its next product to launch.

On May 4, 2020, MOM entered into a Drop Ship Agreement (the “Agreement”) with QVC, Inc. Under the terms of the Agreement, MOM shall provide products for marketing, promotion, sale and distribution by QVC through certain televised and/or other electronic shopping services developed or to be developed by QVC and through other means and media.

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

For the years ended June 30, 2022 and 2021

NOTE A – ORGANIZATION (cont’d)

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

Services:

Consulting Services

On May 10, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with CoroWare, Inc. (“CoroWare”). Under the terms of the Agreement, the Company is to prepare the following financial reports for CoroWare: (i) Registration Statement and all subsequent amendments, (ii) Quarterly Reports for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021, and (iii) Annual Report for the period ended December 31, 2021. The Agreement shall have a term of one (1) year or until CoroWare’s Annual Report is filed with OTC Markets or the SEC. The Company shall be compensated a total of $45,000 in three equal payments of $15,000. As of June 30, 2022, the Company received $45,000 compensation.

On June 29, 2021, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form S-1 and all follow up correspondence with the appropriate regulatory agencies. As of June 30, 2022, the Company has initiated the work to be completed under the Agreement but is awaiting additional information from its client.

On December 16, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with Palisades Holding Corp, Inc. (“Palisades”). Under the terms of the Agreement, the Company is to prepare a Registration Statement on Form S-1 (the “Registration Statement”) and all subsequent amendments to the Registration Statement. The Agreement shall remain in effect for the earlier of six (6) months or until Palisade’s Registration Statement is filed with the SEC. The Company shall be compensated a total of $25,000 upon the first funding transaction in an amount of $49,000 or more by Palisade. As of June 30, 2022, the Company has received $- compensation.

On January 12, 2022, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form 1-A and all follow up correspondence with the appropriate regulatory agencies. As of June 30, 2022, the Company has completed all required work under the Agreement.

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

On February 5, 2022, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form 1-A and all follow up correspondence with the appropriate regulatory agencies. As of June 30, 2022, the Company has initiated the work to be completed under the Agreement but is awaiting additional information from its client.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2022 and 2021

NOTE B – BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial statements and with Form 10-K and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented.

As of June 30, 2022, Global Technologies had five wholly-owned subsidiaries: TCBM Holdings, LLC (“TCBM”), HMNRTH, LLC (“HMNRTH”), 911 Help Now, LLC (“911”), Markets on Main, LLC (“MOM”) and Tersus Power, Inc. (“Tersus”). As of June 30, 2022, the Company had a minority investment in one entity, Global Clean Solutions, LLC.

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

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents. The Company has cash on deposit at one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. In the future, the Company may reduce its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $324,494 of cash and cash equivalents at June 30, 2022 of which none was held in foreign bank accounts and $74,494 was not covered by FDIC insurance limits as of June 30, 2022.

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

Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required on its accounts receivable – related party at June 30, 2022.

Concentrations of Risks

Concentration of Accounts Receivable –At June 30, 2022, the Company had $5,000 in accounts receivable. At June 30, 2021, the Company had no accounts receivable.

Concentration of Revenues – For the year ended June 30, 2022, the two customers accounted for approximately 20% of the Company’s revenue each. Company’s total revenues. For the year ended June 30, 2021, one customer accounted for 100% of the Company’s total revenue.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2022 and 2021

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s CBD products.

Concentration of Loans Receivable – The Company had no loan receivable at June 30, 2022 and 2021.

Concentration of Loans Receivable, Other –At June 30, 2022 and 2021, the Company had $18,380 and $3,782 outstanding in loans receivable, other, respectively. At June 30, 2022 and 2021, one borrower accounted for 100% of the Company’s total loans receivable, other.

Concentration of Notes Receivable – The Company had notes receivable of $350,000 and $0 at June 30, 2022 and 2021, respectively. At June 30, 2022, one borrower accounted for 100% of the Company’s total notes receivable.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2022, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2022 and 2021

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

On September 3, 2020, the Company entered into a Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest in order to facilitate the transfer of 25 Membership Units (the “Units”), representing a twenty five percent ownership, issued by Global Clean Solutions, LLC (“Global”) and held in the name of Graphene Holdings, LLC (“Graphene”) to the Company. The Company reviews its investments for impairment on a quarterly basis. After reviewing the status of Global’s financial condition, the Company has determined that no impairment of its investment is necessary for the year ended June 30, 2022. For the year ended June 30, 2022, there were no similar transactions with third-parties.

	June 30, 2022	September 30, 2020

Global Clean Solutions, LLC	$-	$250,000
Total investments	$-	$250,000

The above investment does not have a readily determinable fair value, as identified in ASC 321-10-35-2, and each investment is measured at cost less impairment. The Company monitors the investment for any changes in observable prices from orderly transactions. For the years ended June 30, 2022 and 2021, the Company generated $0 and $12,197, respectively, investment income from its investment in Global. The Company elected to impair its investment in Global Clean as it does not anticipate generating any further revenue from its investment.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2022 and 2021

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the years ended June 30, 2022 and 2021, the Company excluded 3,717,213,115 and 59,095,209,336, respectively, shares relating to convertible notes payable to third parties, shares issuable upon the exercise of the Armada warrant and share issuable upon conversion of the Company’s Series L Preferred stock.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2022 and 2021

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

For the years ended June 30, 2022 and 2021

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

Assets acquired	As of November 30, 2019

Cash	$546,411
Inventory (i)	70,580
Property, plant and equipment (ii)	36,363
653,354
Goodwill (iii)	1,346,646
Total purchase price	$2,000,000

(i)	Inventories acquired were sold on March 11, 2020
(ii)	Property, plant and equipment acquired includes computers, software and other office equipment.
(iii)	Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from November 30, 2019 through June 30, 2022 were as follows:

Balance as of November 30, 2019	$1,346,646
Additions and adjustments	(1,346,646)
Balance as of June 30, 2022	$-

For the years ended June 30, 2022 and 2021, the Company recorded an impairment of goodwill in the amount of $473,323 and $873,323, respectively. During the fourth quarter of fiscal 2021 (second calendar quarter of 2021), the Company performed an interim goodwill impairment analysis on the TCBM Holdings, LLC acquisition and its $946,646 goodwill balance based on assessed potential indicators of impairment, including recent disruptions to the domestic CBD market resulting from the COVID-19 pandemic, the increasing uncertainty of near-term demand requirements, supply constraints and financing constraints. In the previous 2020 annual goodwill impairment evaluation, this reporting unit had a fair value of approximately 100% of the carrying value. The impairment assessment and valuation method require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. As a result of the goodwill impairment evaluation, the Company determined that the fair value of the TCBM Holdings, LLC acquisition was below carrying value, including goodwill, by $473,323. This was primarily due to changes in the timing and amount of expected cash flows resulting from lower projected revenues, profitability and cash flows due to near-term reductions in the domestic CBD market. Consequently, during the fourth quarter of 2022, the Company recorded a $473,323 impairment charge for the partial impairment of the TCBM Holdings, LLC acquisition goodwill.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2022 and 2021

NOTE E - PROPERTY AND EQUIPMENT

	June 30, 2022	June 30, 2021

Property and Equipment (i)	$36,363	$36,363
Less: accumulated depreciation (ii)	(13,419)	(8,226)
Total	$22,944	$28,137

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the years ended June 30, 2022 and 2021 was $5,193 and $5,196, respectively.

NOTE F – NOTE RECEIVABLE

	June 30, 2022	June 30, 2021

Note receivable- Tersus Power, Inc.	$350,000	$-
Total	$350,000	$-

(i)	On December 14, 2021, the Company, was issued a Senior Secured Promissory Note (the “Note”) in the principal amount of $500,000 by Tersus Power, Inc. (the “Borrower”). The Note shall bear interest at 5% annually, be amortized over 25 years and the Borrower shall pay the full amount of principal and interest in one balloon payment on December 14, 2026 (the “Maturity Date”). The Note is secured, through a Security Agreement, by all current and future assets of the Borrower. The Lender shall advance the Borrower funds, up to $500,000, prior to the closing of the proposed merger between the Lender and the Borrower. The first tranche, in the amount of $37,500, was advanced by the Lender on December 14, 2021. As of June 30, 2022, the Company has advanced the Borrower $350,000.
(ii)	The convertible note receivable is considered available for sale debt securities with a private company that is not traded in active markets. Since observable price quotations were not available at acquisition, fair value was estimated based on cost less an appropriate discount upon acquisition. The discount of each instrument is accreted into interest income over the respective term as shown within the Company’s Condensed Consolidated Statements of Operations.

NOTE G – ACCRUED OFFICER AND DIRECTOR COMPENSATION

Accrued officer and director compensation is due to Wayne Anderson, the sole officer and director of the Company, and consists of:

	June 30, 2022	June 30, 2021

Pursuant to January 26, 2018 Board of Directors Service Agreement	$-	$-
Total	$-	$-

For the years ended June 30, 2022 and 2021, the balance of accrued officer and director compensation changed as follows:

	Pursuant to Employment Agreements	Pursuant to Board of Directors Services Agreements	Total

Balances at June 30, 2020	$-	$79,803	$79,803
Officer’s/director’s compensation for the year ended June 30, 2021 (including stock-based compensation of $40,000 accrued as Stock to be Issued)	-	40,000	40,000
Cash compensation	-	(119,803)	(119,803)
Balances at June 30, 2021	-	-	-
Officer’s/director’s compensation for the year ended June 30, 2021 (including stock-based compensation of $40,000 accrued as Stock to be Issued)	-	80,000	80,000
Cash compensation	-	(80,000)	(80,000)
Balances at June 30, 2022	$-	$-	$-

(i)	As of June 30, 2022 and June 30, 2021, total shares of common stock accrued as “Stock to be Issued” to Mr. Anderson as per the terms of the Board of Director’s Services Agreement is 0 and 84,803, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2022 and 2021

NOTE H - NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	June 30, 2022	June 30, 2021

Convertible Promissory Note dated December 17, 2019 payable to Armada Investment Fund, LLC (“Armada”), interest at 8%, due December 17, 2020-with unamortized debt discount of $0 and $0 at, June 30, 2022 and June 30, 2021, respectively (i)	-	11,000
Convertible Promissory Note dated September 3, 2020 payable to Graphene Holdings, LLC (“Graphene”), interest at 3%, due March 3, 2021, with unamortized debt discount of $0 and $0 at, June 30, 2022 and June 30, 2021, respectively (ii)	-	250,000
Convertible Promissory Note dated September 9, 2020 payable to Graphene Holdings, LLC (“Graphene”), interest at 3%, due March 9, 2021, with unamortized debt discount of $0 and $0 at, June 30, 2022 and June 30, 2021, respectively (iii)	-	20,000
Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2022, with unamortized debt discount of $0 and $55,616 at, June 30, 2022 and June 30, 2021, respectively (iv)	100,000	100,000
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2022, with unamortized debt discount of $0 and $129,316 at June 30, 2022 and June 30, 2021, respectively (v)	200,000	200,000
Convertible Promissory Note dated June 17, 2021 payable to Power Up Lending Group Ltd. (“Power Up”), interest at 8%, due June 17, 2022-with unamortized debt discount of $0 and $66,303 at, June 30, 2022 and June 30, 2021, respectively (vi)	-	68,750
Convertible Promissory Note dated January 13, 2022 payable to Sixth Street Lending, LLC (“Sixth Street”), interest at 8%, due January 13, 2023 with unamortized debt discount of $23,613 and $0 at, June 30, 2022 and June 30, 2021, respectively (vii)	43,750	-
Convertible Promissory Note dated February 4, 2022 payable to Sixth Street Lending, LLC (“Sixth Street”), interest at 8%, due February 4, 2023 with unamortized debt discount of $26,250 and $0 at, June 30, 2022 and June 30, 2021, respectively (viii)	43,750	-
Totals	$387,500	$649,750

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2022 and 2021

NOTE H - NOTES PAYABLE, THIRD PARTIES (cont’d)

(i)	On December 17, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Armada Capital Partners, LLC (“Armada”) wherein the Company issued Armada a Convertible Promissory Note (the “Convertible Note”) in the amount of $11,000 ($1,000 OID). The Convertible Note has a term of one (1) year (due on December 17, 2020) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 20, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 60% multiplied by the Market Price (as defined herein)(representing a discount rate of 40%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. As part and parcel of the foregoing transaction, Armada was issued a warrant granting the holder the right to purchase up to 560,800 shares of the Company’s common stock at an exercise price of $0.024 for a term of 5-years. The transaction closed on December 17, 2019. In addition, 10,000,000 shares of the Company’s common stock were reserved at Pacific Stock Transfer Corporation for possible issuance upon the conversion of the Note into shares of our common stock. On November 17, 2021, Armada converted $16,500 principal and $3,535 interest into 40,070,137 shares of common stock. As of June 30, 2022, the Note was paid in full.

(ii)	On September 3, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Graphene Holdings, LLC (the “Holder”) in the principal amount of $250,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 3, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. On September 22, 2021, the Holder forgave all unpaid principal, default principal, interest and default interest on the Convertible Note. As of June 30, 2022, no principal or interest were due.

(iii)	On September 9, 2020, the Company executed a Convertible Note (the “Convertible Note”) payable to Graphene Holdings, LLC (the “Holder”) in the principal amount of $20,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (March 9, 2021) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 3% annually. On December 20, 2021, the Company made payment of $20,754 to pay all outstanding principal and interest. The Holder forgave all unpaid default principal and default interest. As of June 30, 2022, the Note was paid in full.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2022 and 2021

NOTE H - NOTES PAYABLE, THIRD PARTIES (cont’d)

(iv)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of June 30, 2022, $100,000 principal plus $4,959 interest were due.

(v)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of June 30, 2022, $200,000 principal plus $9,918 interest were due.

(vi)	On June 17, 2021, the Company issued to Power Up Lending Group Ltd. (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $68,750. The Convertible Note has a term of one (1) year and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. The transaction closed on June 21, 2021. On December 22, 2021, the Investor converted $68,750 principal and $2,750 interest into 55,000,000 shares of common stock. As of June 30, 2022, the Note was paid in full.

(vii)	On January 13, 2022, the Company issued to Sixth Street Lending, LLC (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $43,750. The Convertible Note has a term of one (1) year (Maturity Date of January 13, 2023) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets.” The transaction closed on January 14, 2022. As of June 30, 2022, $43,750 principal plus $1,829 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2022 and 2021

NOTE H - NOTES PAYABLE, THIRD PARTIES (cont’d)

(viii)	On February 4, 2022, the Company issued to Sixth Street Lending, LLC (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $43,750. The Convertible Note has a term of one (1) year (Maturity Date of February 4, 2023) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets.” The transaction closed on February 7, 2022. As of June 30, 2022, $43,750 principal plus $1,618 interest were due.

Income from forgiveness of principal and interest on convertible notes payable consists of:

	June 30, 2022	June 30, 2021

Forgiveness of principal and interest Tribridge Ventures, LLC	$-	$29,277
Forgiveness of interest Around the Clock Partners, LP	-	3,532
Forgiveness of interest Valvasone Trust	-	2,453
Forgiveness of interest Jody A. DellaDonna	-	1,327
Forgiveness of Jetco Holdings, LLC principal and interest	-	300,197
Forgiveness of Graphene Holdings, LLC principal and interest	449,293	-
Total	$449,293	$336,786

Default principal, notes payable-third parties:

	June 30, 2022	June 30, 2021

Armada Investment Fund, LLC	$-	$2,200
Graphene Holdings, LLC	-	135,000
Total	$-	$137,200

Accrued default interest, notes payable-third parties:

	June 30, 2022	June 30, 2021

Armada Investment Fund, LLC	$-	$1,269
Graphene Holdings, LLC	-	38,947
Total	$-	$40,216

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2022 and 2021

NOTE I - DERIVATIVE LIABILITY

The derivative liability at June 30, 2022 and June 30, 2021 consisted of:

	June 30, 2022	June 30, 2021

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for further information	$1,023,744	$548,392
Convertible Promissory Note payable to Armada Investment Fund, LLC. Please see NOTE H – NOTES PAYABLE, RELATED PARTIES for further information	-	18,865
Convertible Promissory Notes payable to Graphene Holdings, LLC. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for further information	-	332,519
Convertible Promissory Note payable to Power Up Lending Group Ltd. Please see NOTE H – NOTES PAYABLE, RELATED PARTIES for further information	-	107,801
Convertible Promissory Note payable to Sixth Street Lending, LLC. Please see NOTE H – NOTES PAYABLE, RELATED PARTIES for further information	249,055	-
Total derivative liability	$1,272,799	$1,007,577

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

The fair value of the derivative liability was measured at the respective issuance dates and at June 30, 2022, and June 30, 2021 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2022 were (1) stock price of $0.0004 per share, (2) conversion prices ranging from $0.0001 to $0.000122 per share, (3) term of 6 months to 8 months, (4) expected volatility of 305.48%, and (5) risk free interest rate of 0.05% to 0.34%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2021 were (1) stock price of $0.0032 per share, (2) conversion prices ranging from $0.0015 to $0.0021 per share, (3) term of 6 months to 1 year, (4) expected volatility of 257.53% to 392.02%, and (5) risk free interest rate of 0.09%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3

Balance at June 30, 2020	$1,420,455
Additions	3,398,176
(Gain)Loss	(446,532)
Change resulting from conversions and payoffs	(3,364,522)
Balance at June 30, 2021	1,007,577
(Gain)Loss	51,274
Change resulting from conversions and payoffs	213,948
Balance at June 30, 2022	$1,272,799

NOTE J - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. At June 30, 2022 and 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At June 30, 2022 and 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2022 and 2021

NOTE J - CAPITAL STOCK (cont’d)

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At June 30, 2022 and 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At June 30, 2022 and 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At June 30, 2022 and 2021, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. At June 30, 2022 and 2021, the Company had 3 and 3 shares issued and outstanding, respectively.

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

For the years ended June 30, 2022 and 2021

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

Series L Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series L Preferred Stock, par value $0.01. The designation of the new Series L Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue five hundred thousand (500,000) shares of the Series L Preferred Stock. At June 30, 2022 and 2021, the Company had 276 and 255 shares issued and outstanding, respectively.

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

For the years ended June 30, 2022 and 2021

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

For the years ended June 30, 2022 and 2021

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

For the years ended June 30, 2022 and 2021

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2022 and 2021

NOTE J - CAPITAL STOCK (cont’d)

At June 30, 2022 and 2021, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At June 30, 2022 and 2021, the Company has 13,785,662,319 and 14,680,293,609 shares issued and outstanding, respectively. At June 30, 2022 and 2021, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At June 30, 2022 and 2021, the Company has 0 and 0 shares issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the twelve months ended June 30, 2022 and June 30, 2021, the Company issued and/or sold the following unregistered securities:

Common Stock:

Year ended June 30, 2022

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

For the years ended June 30, 2022 and 2021

NOTE J - CAPITAL STOCK (cont’d)

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

Common Stock cancelled during the year ended June 30, 2022

A total of 390,000,000 shares of common stock were returned to the Company by shareholders during the year ended June 30, 2022.

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

Preferred Stock:

Year ended June 30, 2022

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2022 and 2021

NOTE K - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at June 30, 2022 and 2021.

The provision (benefit) for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

Significant components of the Company’s deferred tax assets and liabilities are calculated at an estimated effective tax rate of 21%. (35% for tax year 2017)

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the year ended June 30, 2022 and 2021. The sources of the difference are as follows:

	Year Ended
	June 30, 2022	June 30, 2021
Expected tax at 21% and 21%, respectively	$(268,446)	$(888,019)
Non-deductible stock-based compensation	-	35,767
Non-deductible loss (nontaxable income) from derivative liability	10,768	(91,628)
Non-deductible default principle	4,700	28,812
Non-deductible loss on issuance of convertible nots	45,652	579,479
Non-deductible amortization of debt discounts	89,276	176,636
Impairment of goodwill	99,398	99,398
Forgiveness of debt and accrued interest	(94,352)	(70,725)
Increase (decrease) in Valuation allowance	113,004	130,280
Provision for (benefit from) income taxes	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Significant components of the Company’s deferred income tax are as follows:

	June 30, 2022	June 30, 2021
Unpaid accrued officer and director compensation	$-	$-
Net operating loss carry-forwards	451,785	30,128,849
Valuation allowance	(451,785)	(30,128,849)
Net non-current deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $451,785 attributable to the net operating loss carryforward as of June 30, 2022 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2022. The Company will continue to review this valuation allowance and make adjustments as appropriate. $28,980,000 of the net operating loss carryforward expired in the year 2022.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2022 and 2021

NOTE L - COMMITMENTS AND CONTINGENCIES

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

On July 1, 2021, the Company executed a new Board of Directors Service Agreement with Jimmy Wayne Anderson. Under the terms of the Agreement, Mr. Anderson shall receive a one-time bonus payment of Fifty Thousand and no/100 dollars ($50,000.00) upon execution of the Agreement, and Twenty Thousand and no/100 dollars ($20,000.00) paid to Mr. Anderson on the last calendar day of each quarter as long as Mr. Anderson continues to fulfill his duties and provide the services set forth above. The compensation of $20,000 per quarter commenced with the third calendar quarter of 2021 (first fiscal quarter of 2022). Please see NOTE G – ACCRUED OFFICER AND DIRECTOR COMPENSATION.

NOTE M - GOING CONCERN UNCERTAINTY

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of June 30, 2022 and June 30, 2021, we had an accumulated deficit of $166,444,337 and $165,166,022, respectively. For the year ended June 30, 2022 and June 30, 2021, we had cash provided by (used in) operating activities of $484,410 and ($141,564), respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

NOTE N - SUBSEQUENT EVENTS

On July 14, 2022, the Company issued 111,111,111 shares of common stock with a fair market value of $33,333 to a noteholder in satisfaction of $20,000 principal against the note dated January 13, 2022.

On July 15, 2022, the Company issued 212,500,000 shares of common stock with a fair market value of $63,750 to a noteholder in satisfaction of $23,750 principal and $1,750 interest against the note dated January 13, 2022.

On August 8, 2022, the Company issued 379,166,667 shares of common stock with a fair market value of $113,750 to a noteholder in satisfaction of $43,750 principal and $1,750 interest against the note dated February 4, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2022 or 2021.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2022 and June 30, 2021 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2022 and June 30, 2021:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position and Term
Jimmy Wayne Anderson	56	President, Principal Financial Officer and Chairman of the Board (January 2018 to present)

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

Prior to joining the Company, Mr. Anderson held the following roles:

1.	From inception in 2008 to the President, Mr. Anderson has served as the sole officer and director of Sylios Corp, a former publicly traded company listed on the OTC Markets “PINK” under the symbol “UNGS.” Sylios Corp is a holding corporation with a market capitalization of under $1 million that has operations engaged in the exploration and development of oil and natural gas properties, purchase of royalty and working interest units in producing properties (oil and natural gas) and alternative land development projects. The Company maintains equity investments in our two spin-offs (The Greater Cannabis Company, Inc. and AMDAQ Corp) catering to the medical and recreational marijuana industry and blockchain technology. Sylios Corp is a fully reporting entity with the SEC that is currently delinquent in its filings.

2.	From 2017 to the present (except for a 6-month period in 2018), Mr. Anderson has served as the sole officer and director of AMDAQ Corp. AMDAQ Corp is a spin-off from Sylios Corp that is currently in the process of filing a Registration Statement on Form S-1. AMDAQ’s multi-faceted business model will allow the company to take advantage of the significant emerging opportunities being developed utilizing blockchain technology. On March 8, 2019, the Company expanded its presence within the blockchain sector by acquiring Arch Exchange Transfer, LLC (“Arch”). Arch, a registered stock transfer agent, has been formed as a decentralized transfer & exchange service. The Company’s technology is being created on the Ethereum block chain with an associated token to help facilitate transactions and payments. This application-based technology utilizes a cryptographically stored ledger in an open source peer-to-peer environment. AMDAQ Corp’s current assets are under $1 million.

3.	From inception in 2014 through July 31, 2018, Mr. Anderson served as the sole officer and director of The Greater Cannabis Company, Inc., a publicly traded company listed on the OTC Markets “QB” under the symbol “GCAN.” The Greater Cannabis Company, Inc. is a biopharmaceutical company that is focused on the development and commercialization of cannabinoid delivery systems with a market capitalization of under $1 million.

4.	From April 10, 2018 through April 24, 2018, Mr. Anderson also served as the sole officer and director of Soligen Technologies, Inc., a publicly traded company listed on the OTC Markets “PINK” under the symbol “SGTN.” Mr. Anderson resigned as a director of Soligen Technologies, Inc. on January 13, 2019.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth with respect to the named executive officer, compensation made through the twelve months ended June 30, 2022:

Name and Principal Position	Year	Salary- Paid or accrued ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(a)	(b)	(c)(3)	(d)			(e)

Jimmy Wayne Anderson, President, Treasurer, Secretary, Chairman (1)(2)(3)	2022	0	198,150	0	0	0	0	0	198,150
	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0
	2018	0	0	90,000	0	0	0	0	90,000

(1)	On December 15, 2017, Jimmy Wayne Anderson was appointed to the Company’s Board of Directors.

(2)	On January 25, 2018, Mr. Anderson assumed the roles as the Company’s President, Treasurer and Secretary.

(3)	On August 2, 2019, the Company issued 3 shares of its Series K Super Voting Preferred stock (“Series K”) to the Company’s sole officer and director, Jimmy Wayne Anderson, as consideration for services provided as an officer of the Company. The Company’s Series K has no monetary value as there is no conversion feature, and the Company is not required to purchase the Series K from its holder.

(a)	Accrued salary and salary paid. Please see NOTE G - ACCRUED OFFICER AND DIRECTOR COMPENSATION for further information.

(b)	Paid bonus to Mr. Anderson for services rendered on behalf of the Company

(c)	Delivery of common stock to officer for services rendered. Mr. Anderson received 900,000,000 shares of the Company’s common stock.

(d)	Options issued to employee for execution of employment agreement. More details on Options noted under Employment Agreements section below.

(e)	Equity compensation received as a Director of the Company.

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

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made through the twelve months ended June 30, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Jimmy Wayne Anderson (2022)(1)	$80,000	$-	-	-	-	-	$80,000
Jimmy Wayne Anderson (2021)(1)	$40,000	$40,000	-	-	-	-	$80,000
Jimmy Wayne Anderson (2020)(1)	$40,000	$40,000	-	-	-	-	$80,000
Jimmy Wayne Anderson (2019)(1)	$40,000	$40,000	-	-	-	-	$80,000
Jimmy Wayne Anderson (2018)(1)	$20,000	$20,000	-	-	-	-	$40,000

(1)

On January 26, 2018, the Company executed a new Board of Directors Service Agreement with Wayne Anderson. Under the terms of the Agreement, commencing the first calendar quarter of 2018 the Company is to pay Mr. Anderson $10,000 per quarter for which Mr. Anderson serves on the Board of Directors. In addition to cash compensation, the Company is to issue Mr. Anderson the equivalent of $10,000 of the Company’s common stock on the last calendar day of each quarter. The calculation for the number of shares to be issued to Mr. Anderson shall be as follows: $10,000/(Closing stock price on the last trading day of each quarter x .80). Please see NOTE G - ACCRUED OFFICER AND DIRECTOR COMPENSATION.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of September 26, 2022, the Company had authorized 14,991,000,000 shares of Class A Common Stock, 4,000,000 Class B Common Stock and 5,000,000 shares of Preferred Stock. There were 14,488,440,097 shares of Class A Common Stock, 0 shares of Class B Common Stock and 276 shares of Preferred Stock issued and outstanding as of September 2, 2022.

The following table sets forth certain information, as of September 26, 2022, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group.

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

The table below shows the number of shares beneficially owned as of September 26, 2022 by each of our individual directors and executive officers, by other holders of 5% or more of the outstanding Class A common stock and by all our current directors and executive officers as a group.

	Class A Common Stock
Name of Beneficial Owner	Beneficially Owned (1)(2)	Percentage of Common Stock (3)
Jimmy Wayne Anderson (3)(4)	2,966,666,666	12.42%

Officers and Directors as a Group	2,966,666,666	12.42%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of September 26, 2022 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any person. Percentages are based on a total of shares of Class A common stock outstanding on September 26, 2022 and the shares issuable upon exercise of options, warrants exercisable, and debt convertible on or within 60 days of September 26, 2022.

(2)	The number of common shares outstanding used in computing the percentages is 23,880,293,609 that includes 14,680,293,609 Class A common shares outstanding and 9,200,000,000 shares of common stock issuable upon conversion of all 276 shares of Series L Preferred Stock outstanding at September 26, 2022.

(3)	Included within Mr. Anderson’s beneficial ownership includes 1,300,000,000 shares issuable upon the conversion of the 39 shares of Series L Preferred Stock issued to Mr. Anderson, 333,333,333 shares issuable upon the conversion of the 10 shares of Series L Preferred Stock issued to Sylios Corp and 1,333,333,333 shares issuable upon the conversion of the 40 shares of Series L Preferred Stock issued to Around the Clock Partners, LP. Mr. Anderson disclaims beneficial ownership of the shares of common stock that would be issued upon the conversion of the shares of Series L Preferred stock owned by Sylios Corp and Around the Clock Partners, LP.

(4)	The address for Mr. Anderson, Sylios Corp and Around the Clock Partners, LP is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701.

	Series K
	Preferred Stock	Percentage of Series K
Name of Beneficial Owner	Beneficially Owned (1)(2)	Preferred Stock
Jimmy Wayne Anderson (3)	3	100.00%

Officers and Directors as a Group	3	100.00%

(1)	The Company’s Series K Super Voting Preferred Stock has no conversion feature.

(2)	The number of Series K Preferred shares outstanding used in computing the percentages is 3 as of September 26, 2022.

(3)	The address for Mr. Anderson is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701.

	Series L	Percentage of
	Preferred Stock	Series L
Name of Beneficial Owner	Beneficially Owned (1)(2)	Preferred Stock
Sylios Corp (3)	10	3.62%
Jimmy Wayne Anderson (4)	39	14.13%
Around the Clock Partners, LP (5)	40	14.49%
Jetco Holdings, LLC (6)	100	36.23%
MainSpring, LLC (7)	50	18.12%
Valvasone Trust (8)	29	10.51%
Jody A. DellaDonna (9)	8	2.90%

Total	276	100.00%

(1)	Each share of the Company’s Series L Preferred stock can be converted into shares of the Company’s Class A Common stock based on the following formula: $5,000 divided by .50 times the lowest closing price of the Company’s Class A Common Stock for the immediate five-day period prior to the receipt of the Notice of Conversion.

(2)	The number of Series L Preferred shares outstanding used in computing the percentages is 276 as of September 26, 2022.

(3)	Sylios Corp is a Florida corporation. The address for Sylios Corp is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701. Mr. Anderson is the controlling principal for Sylios Corp.

(4)	The address for Mr. Anderson is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701.

(5)	Around the Clock Partners, LP is a Delaware limited partnership. The address for Around the Clock Partners, LP is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701. Mr. Anderson is the controlling principal for Around the Clock Partners, LP.

(6)	Jetco Holdings, LLC is a Wyoming limited liability company. The address for Jetco Holdings, LLC is 11718 SE Federal Highway, Suite 372, Hobe Sound, FL 33455. Timothy Cabrera is the controlling principal for Jetco Holdings, LLC.

(7)	MainSpring, LLC is a Wyoming limited liability company. The address for MainSpring, LLC is 611 Fort Harrison Ave S, Suite 363, Clearwater, FL 33756. Brian McFadden is the controlling principal for MainSpring, LLC.

(8)	The address for Valvasone Trust 5114 Stoneywood Circle, Mableton, GA 30126. The trustee for Valvasone Trust is John DellaDonna.

(9)	The address for Jody A. DellaDonna is 109 Carrick Way, Macon, GA 31210.

Please see NOTE J – CAPITAL STOCK for further information.

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

On July 27, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Around the Clock Partners, LP (the “Holder”) in the principal amount of $124,800. The Convertible Note was issued for compensation due for consulting services. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (July 27, 2019) at the option of the holder at the conversion price which shall be equal to the lower of: (a) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note or (b) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive Trading Days prior to the Effective Date. The Convertible Note has a term of one (1) year and bears interest at 5% annually. On March 1, 2021, the Company issued the Holder 40 shares of its Series L Preferred Stock in satisfaction of $124,800 principal, $24,906 default principal, $16,160 interest and $37,666 default interest. A balance of $3,532 was forgiven by the Holder. As of June 30, 2022, there was no outstanding principal or interest due.

During the year ended June 30, 2018, the Company issued 900,000,000 shares of its Class A Common Stock to its sole officer and director, Jimmy Wayne Anderson.

Promoters and Certain Control Persons

None.

List of Parents

None.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by Fruci & Associates II, PLLC for professional accounting services rendered for the fiscal years ended June 30, 2022 and 2021.

	Fiscal Year 2022	Fiscal Year 2021
Audit Fees (1)	$20,500	$20,500
Audit-Related Fees	-	-
Tax Fees (2)	-	-
Other Fees (3)	-	-
Total	$20,500	$20,500

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

Item 15. Financial Statements and Exhibits.

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.2	Amended and Restated Certificate of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.3	Certificate of Designation, Rights, Preferences and Limitations of Series A 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.4	Certificate of Designation, Rights, Preferences and Limitations of Series B 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.5	Certificate of Merger of Interactive Flight Technologies, Inc. into Global Technologies, Ltd (previously filed with Form 10 on June 8, 2020)
3.6	Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.7	Certificate of Designation, Rights, Preferences and Limitations of Series D Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.8	Certificate of Designation, Rights, Preferences and Limitations of Series E 8% Convertible Preferred Stock (previously filed with Form 10 on June 8, 2020)
3.9	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (previously filed with Form 10 on June 8, 2020)
3.10	Foreign Profit Corporation Articles of Continuance filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.11	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.12	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Wyoming (previously filed with Form 10 on June 8, 2020)
3.13	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Delaware (previously filed with Amendment No. 1 to Form 10 on July 24, 2020)
3.14	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Delaware (previously filed with Form 10 on June 8, 2020)
3.15	Amended and Restated Bylaws of Global Technologies, Ltd (previously filed with Form 8-K on January 21, 2021)
4.1	Specimen Certificate common stock (previously filed with Form 10 on June 8, 2020)
10.1	Board of Directors Services Agreement with Jimmy Wayne Anderson dated January 26, 2018 (previously filed with Form 10 on June 8, 2020)
10.2	Convertible Note between the Company and Tri-Bridge Ventures, LLC dated January 24, 2018 (previously filed with Form 10 on June 8, 2020)
10.3	Convertible Note between the Company and Tri-Bridge Ventures, LLC dated February 16, 2018 (previously filed with Form 10 on June 8, 2020)

10.4	Convertible Note between the Company and Valvasone Trust dated June 3 2018 (previously filed with Form 10 on June 8, 2020)
10.5	Convertible Note between the Company and Jody A. DellaDonna dated June 29, 2018 (previously filed with Form 10 on June 8, 2020)
10.6	Convertible Note between the Company and Around the Clock Partners, LP dated July 27, 2018 (previously filed with Form 10 on June 8, 2020)
10.7	Indemnification Agreement between the Company and Jimmy Wayne Anderson dated January 25, 2018 (previously filed with Form 10 on June 8, 2020)
10.8	Consulting Agreement between Global Technologies, Ltd and Sylios Corp dated August 22, 2019 (previously filed with Form 10 on June 8, 2020)
10.9	Securities Purchase Agreement between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.10	Convertible Promissory Note between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.11	Common Stock Purchase Warrant Agreement between Global Technologies, Ltd and Armada Capital Partners, LLC dated December 13, 2019 (previously filed with Form 10 on June 8, 2020)
10.12	TCBM, LLC Purchase and Sale Agreement dated November 30, 2019 (previously filed with Form 10 on June 8, 2020)
10.13	Convertible Promissory Note between Global Technologies, Ltd and Jetco Holdings, LLC dated March 20, 2020 (previously filed with Form 10 on June 8, 2020)
10.14	Securities Purchase Agreement between Global Technologies, Ltd and Jetco Holdings, LLC dated March 20, 2020 (previously filed with Form 10 on June 8, 2020)
10.15	Consulting Agreement between Global Technologies, Ltd and Brian McFadden dated January 2, 2020 (previously filed with Form 10 on June 8, 2020)
10.16	Consulting Agreement between Global Technologies, Ltd and Timothy Cabrera dated January 2, 2020 (previously filed with Form 10 on June 8, 2020)
10.17	Asset Purchase Agreement between HMNRTH, LLC, TCBM Holdings, LLC and Edison Nation, Inc. and Scalematix, LLC dated March 11, 2020 (previously filed with Form 10 on June 8, 2020)
10.18	Quality Agreement between HMNRTH, LLC and Nutralife Biosciences dated September 23, 2019 (previously filed with Amendment No. 2 to Form 10 on August 10, 2020)
10.19	Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest (previously filed with Form 8-K on September 4, 2020)
10.20	Convertible Promissory Note between Global Technologies, Ltd. and Graphene Holdings, LLC dated September 3, 2020 (previously filed with Form 8-K on September 4, 2020)
10.21	Securities Purchase Agreement between Global Technologies, Ltd and Graphene Holdings, LLC dated September 9, 2020 (previously filed with Form 8-K on September 22, 2020)
10.22	Convertible Promissory Note between Global Technologies, Ltd and Graphene Holdings, LLC dated September 9, 2020 (previously filed with Form 8-K on September 22, 2020)
10.23	Platform License Agreement between Markets on Main, LLC and Honey Badger Media, LLC dated November 5, 2020 (previously filed with Form 10-K on December 18, 2020)
10.24	Amendment to Management Agreement dated December 28, 2020 (previously filed with Form 8-K on January 7, 2021)
10.25	Convertible Promissory Note between Global Technologies, Ltd and Tri-Bridge Ventures, LLC dated January 20, 2021 (previously filed with Form 10-Q on February 16, 2021)
10.26	Complaint for Declaratory Judgment dated February 9, 2021 (previously filed with Form 8-K on February 12, 2021)

10.27	Convertible Promissory Note between Global Technologies, Ltd and Tri-Bridge Ventures, LLC dated February 22, 2021 (previously filed with Form 8-K on March 8, 2021)
10.28	Convertible Promissory Note between the Company and Power Up Lending Group Ltd. dated June 17, 2021 (previously filed with Form 8-K on June 24, 2021)
10.29	Securities Purchase Agreement between the Company and Power Up Lending Group Ltd. dated June 17, 2021 (previously filed with Form 8-K on June 24, 2021)
10.30	Board of Directors Services Agreement with Jimmy Wayne Anderson dated July 1, 2021 (previously filed with Form 10-K on October 13, 2021)
10.31	Convertible Promissory Note between the Company and Power Up Lending Group Ltd. dated July 12, 2021 (previously filed with Form 8-K on July 19, 2021)
10.32	Securities Purchase Agreement between the Company and Power Up Lending Group Ltd. dated July 12, 2021 (previously filed with Form 8-K on July 19, 2021)
10.33	Convertible Promissory Note between the Company and Power Up Lending Group Ltd. dated September 9, 2021 (previously filed with Form 8-K on September 16, 2021)
10.34	Securities Purchase Agreement between the Company and Power Up Lending Group Ltd. dated September 9, 2021 (previously filed with Form 8-K on September 16, 2021)
10.35	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated October 27, 2021 (previously filed with Form 8-K on November 2, 2021)
10.36	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated October 27, 2021 (previously filed with Form 8-K on November 2, 2021)
10.37	Senior Secured Promissory Note between Tersus Power, Inc. and Global Technologies, Ltd (previously filed with Form 8-K on December 20, 2021)
10.38	Consulting Agreement between Global Technologies, Ltd. and Palisades Holding Corp, Inc. dated December 16, 2021 (previously filed with Form 10-Q on February 14, 2022)
10.39	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated January 13, 2022 (previously filed with Form 8-K on January 21, 2022)
10.40	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated January 13, 2022 (previously filed with Form 8-K on January 21, 2022)
10.41	Exclusive Distribution Agreement (previously filed with Form 8-K on January 24, 2022)
10.42	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated February 4, 2022 (previously filed with Form 8-K on February 9, 2022)
10.43	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated February 4, 2022 (previously filed with Form 8-K on February 9, 2022)
10.44	Share Exchange Agreement between Global Technologies, Ltd, Tersus Power, Inc. and the Tersus Power Shareholders(previously filed with Form 8-K on March 10, 2022)
20.27	Convertible Promissory Note between Global Technologies, Ltd and Tri-Bridge Ventures, LLC dated February 22, 2021 (previously filed with Form 8-K on March 8, 2021)
21.1	Articles of Organization for Markets on Main, LLC dated April 2, 2020 (previously filed with Form 10 on June 8, 2020)
21.2	Certificate of Formation TCBM Holdings, LLC dated (previously filed with Form 10 on June 8, 2020)
21.3	Certificate of Formation of HMNRTH, LLC dated July 30, 2019 (previously filed with Form 10 on June 8, 2020)
21.4	Certificate of Formation of 911 Help Now, LLC dated February 2, 2018 (previously filed with Form 10 on June 8, 2020)
21.5	Articles of Incorporation of Markets on Main, Inc. (previously filed with Form 8-K on January 5, 2022)
21.6	Articles of Incorporation of Tersus Power, Inc. (DE) (previously filed with Form 10-Q on March 23, 2022)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2022

GLOBAL TECHNOLOGIES, LTD.

By:	/s/ Jimmy Wayne Anderson
Jimmy Wayne Anderson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jimmy Wayne Anderson
Jimmy Wayne Anderson	President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	October 13, 2022

