Form 10-Q
period 2022-09-30
GLOBAL TECHNOLOGIES LTD
filed 2022-11-21
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of November 21, 2022, there were 14,488,440,097 shares of registrant’s Class A common stock outstanding.

GLOBAL TECHNOLOGIES, LTD

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2022 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

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

iii

PART I

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	June 30, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,648	$324,494
Accounts receivable	5,000	5,000
Accrued interest receivable	11,932	7,521
Loan receivable, other	17,380	18,380
Total current assets	37,960	355,395
Property and equipment, less accumulated depreciation of $14,717 and $13,419	21,646	22,944
Notes receivable	350,000	350,000
Total other assets	371,646	372,944
TOTAL ASSETS	$409,606	$728,339

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$31,438	$15,562
Accrued interest	51,953	47,839
Notes payable-third parties	300,000	387,500
Loan payable, related party	2,250	2,250
Debt discounts	-	(49,863)
Derivative liability	780,071	1,272,799
Total current liabilities	1,165,712	1,676,087

TOTAL LIABILITIES	$1,165,712	$1,676,087

STOCKHOLDERS’ DEFICIENCY
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series K; 3 shares authorized, par value $0.01, as of September 30, 2022 and June 30, 2022, there are 3 and 3 shares outstanding, respectively	-	-
Series L; 500,000 shares authorized, par value $0.01, as of September 30, 2022 and June 30, 2022, there are 276 and 276 shares outstanding, respectively	3	3
Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of September 30, 2022 and June 30, 2022, there are 14,488,440,097 and 13,785,662,319 shares outstanding, respectively	1,448,844	1,378,566
Additional paid- in capital Class A common stock	162,913,727	162,732,907
Additional paid- in capital preferred stock	1,385,113	1,385,113
Accumulated deficit	(166,503,793)	(166,444,337)
Total stockholders’ deficiency	(756,106)	(947,748)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$409,606	$728,339

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended September 30, 2022 and 2021

	September 30, 2022	September 30, 2021

Revenue earned:
Revenue	$-	$50,000
Cost of goods sold	-	-
Gross profit	-	50,000

Operating Expenses
Officer and director compensation, including stock-based compensation of $0 and $10,000, respectively	314,467	70,087
Depreciation expense	1,298	1,299
Professional services	20,900	20,662
Selling, general and administrative	2,355	16,318

Total operating expenses	339,020	108,366

Loss from operations	(339,020)	(58,366)

Other income (expenses)
Forgiveness of debt and accrued interest	-	433,849
Gain (expense) on derivative liability	332,630	2,083
Interest income	4,411	-
Loss on issuance on notes payable	-	(122,046)
Interest expense	(7,614)	(28,983)
Amortization of debt discounts	(49,863)	(106,893)

Total other income	279,564	178,010

Income (loss) before provision for income taxes	(59,456)	119,644

Provision for income taxes	-	-

Net income	$(59,456)	$119,644

Basic and diluted income (loss) per common share	$(0.00)	$0.00

Weighted average common shares outstanding – basic and diluted	14,278,428,060	14,537,174,609

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)

(UNAUDITED)

For the three months ended September 30, 2022 and 2021

	Series K Preferred		Series L Preferred				Common Stock to	Additional
	stock		stock		Common Stock		be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at June 30, 2022	3	$-	276	$3	13,785,662,319	$1,378,566	-	$164,118,020	$(166,444,337)	$(947,748)
Issuance of common stock to noteholders in satisfaction of principal and interest	-	-	-	-	702,777,778	70,278	-	180,820	-	251,098
Net loss for the three months September 30, 2022	-	-	-	-	-	-	-	-	(59,456)	(59,456)
Balances at September 30, 2022	3	$-	276	$3	14,488,440,097	$1,448,844	-	$164,298,840	$(166,503,793)	$(756,106)
Balances at June 30, 2021	3	$-	255	$3	14,680,293,609	$1,468,029	144,803	$162,508,124	$(165,166,022)	$(1,045,063)

Return of common shares	-	-	-	-	(390,000,000)	(39,000)	68,000	(29,000)	-	-
Net income for the three months September 30, 2021	-	-	-	-	-	-	-	-	119,644	119,644
Balances at September 30, 2021	3	$-	255	$3	14,290,293,609	$1,429,029	212,803	$162,479,124	$(165,046,378)	$(925,419)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended September 30, 2022 and 2021

	September 30, 2022	September 30, 2021

OPERATING ACTIVITIES:
Net income (loss)	$(59,456)	$119,644
Adjustment to reconcile net loss to net cash provided by operating activities:
Forgiveness of debt and accrued interest	-	(433,849)
Derivative liability (gain) loss	(332,630)	(2,083)
Loss on issuance of notes payable	-	122,046
Depreciation	1,298	1,299
Amortization of debt discounts	49,863	106,893
Changes in operating assets and liabilities:
Accounts receivable	-	(15,000)
Accrued interest receivable	(4,411)	-
Receivable other, net	1,000	(20,944)
Prepaid director’s compensation	-	12,000
Accounts payable	15,876	138
Accrued interest	7,614	28,983
Net cash (used) by operating activities	(320,846)	(80,873)

INVESTING ACTIVITIES:
Net cash provided (used) by investing activities	-	-

FINANCING ACTIVITIES:
Repayments of loans payable-related parties	-	(6,597)
Borrowings from notes payable	-	97,500
Net cash provided by financing activities	-	90,903

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(320,846)	10,030

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	324,494	56,300

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,648	$66,330

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for debt	$210,833	$-
Cancellation of common stock and stock to be issued	$-	$68,000

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2022 and 2021

(Unaudited)

NOTE A – ORGANIZATION

Overview

Global Technologies, Ltd. (hereinafter the “Company”, “Our”, “We”, or “Us”) is a publicly quoted company that was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd. Our principal executive offices are located at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and our telephone number is (727) 482-1505. Our website address is www.globaltechnologiesltd.info. The information contained on, or that can be accessed through, our website is not a part of this Quarterly Report. We have included our website address in this Quarterly Report solely as an inactive textual reference.

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

As of September 30, 2022, Global Technologies had five wholly-owned subsidiaries: TCBM Holdings, LLC (“TCBM”), HMNRTH, LLC (“HMNRTH”), 911 Help Now, LLC (“911”), Markets on Main, Inc. (“MOM”) and Tersus Power, Inc. (“Tersus”). As of September 30, 2022, the Company had a minority investment in one entity, Global Clean Solutions, LLC.

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

For the three months ended September 30, 2022 and 2021

(Unaudited)

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

Unless the Exchange Agreement shall have been terminated and the transactions therein contemplated shall have been abandoned, the closing of the Exchange (the “Closing”) will take place at 5:00 p.m. Pacific Time on the second business day following the satisfaction or waiver of the conditions (the “Closing Date”). Either party may terminate the Exchange Agreement if a Closing has not occurred on or before June 30, 2022. As of September 30, 2022, the Company is awaiting the passing of its corporate action filed with FINRA so that the Closing may occur.

About Tersus Power, Inc. (Nevada)

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

For the three months ended September 30, 2022 and 2021

(Unaudited)

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

Consulting Services

On May 10, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with CoroWare, Inc. (“CoroWare”). Under the terms of the Agreement, the Company is to prepare the following financial reports for CoroWare: (i) Registration Statement and all subsequent amendments, (ii) Quarterly Reports for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021, and (iii) Annual Report for the period ended December 31, 2021. The Agreement shall have a term of one (1) year or until CoroWare’s Annual Report is filed with OTC Markets or the SEC. The Company shall be compensated a total of $45,000 in three equal payments of $15,000. The Company was fully compensated for its services and has fulfilled its obligations under the Agreement.

On June 29, 2021, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form S-1 and all follow up correspondence with the appropriate regulatory agencies. As of September 30, 2022, the Company has initiated the work to be completed under the Agreement but is awaiting additional information from its client.

On December 16, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with Palisades Holding Corp, Inc. (“Palisades”). Under the terms of the Agreement, the Company is to prepare a Registration Statement on Form S-1 (the “Registration Statement”) and all subsequent amendments to the Registration Statement. The Agreement shall remain in effect for the earlier of six (6) months or until Palisade’s Registration Statement is filed with the SEC. The Company shall be compensated a total of $25,000 upon the first funding transaction in an amount of $49,000 or more by Palisade. As of September 30, 2022, the Company has received $- compensation and does not anticipate receiving any compensation.

On January 12, 2022, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form 1-A and all follow up correspondence with the appropriate regulatory agencies. The Company was fully compensated for its services during the period ended March 31, 2022 and has fulfilled its obligations under the Agreement.

On February 1, 2022, the Company entered into a Letter Agreement (the “Agreement”) with Donohoe Advisory Services, Inc. (“Donohoe”) to provide assistance to the Company in support of the Company’s efforts to obtain a listing on a national securities exchange. Under the terms of the Agreement, the Company shall pay Donohoe an initial retainer in the amount of $17,500 and if successful a “success fee” in the amount of $10,000 in cash or registered shares of common stock. During the three months ended September 30, 2022, the Company requested and received the balance of the retainer as it does not anticipate requiring any additional assistance from Donohoe.

On February 5, 2022, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form 1-A and all follow up correspondence with the appropriate regulatory agencies. As of September 30, 2022, the Company has initiated the work to be completed under the Agreement but is awaiting additional information from its client.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2022 and 2021

(Unaudited)

NOTE B – BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 as filed with the Securities and Exchange Commission on October 13, 2022. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2022, and updated, as necessary, in this Quarterly Report on Form 10-Q.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended June 30, 2022 filed with the Securities and Exchange Commission on October 13, 2022.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Global Technologies and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2022 and 2021

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents. The Company has cash on deposit at one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. In the future, the Company may reduce its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $3,648 of cash and cash equivalents at September 30, 2022 of which none was held in foreign bank accounts and $0 was not covered by FDIC insurance limits as of September 30, 2022.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2022 and June 30, 2022, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Concentrations of Risks

Concentration of Accounts Receivable –At September 30, 2022 and June 30, 2022, the Company had $5,000 and $5,000 in accounts receivable, respectively. For the three months ended September 30, 2022, one customer accounted for 100% of accounts receivable.

Concentration of Revenues – For the three months ended September 30, 2022, the Company generated $0 revenue. For the three months ended September 30, 2021, the Company generated $50,000 revenue from two customers.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s CBD products.

Concentration of Loans Receivable, Other –At September 30, 2022 and June 30, 2022, the Company had $17,380 and $18,380 in loans receivable, other. At September 30, 2022 and June 30, 2022, one borrower accounted for 100% of the Company’s total loans receivable, other. The one borrower is controlled by the Company’s sole officer and director.

Concentration of Notes Receivable – The Company had notes receivable of $350,000 and $350,000 at September 30, 2022 and June 30, 2022, respectively. At September 30, 2022, one borrower accounted for 100% of the Company’s total notes receivable.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2022, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2022 and 2021

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

On September 03, 2020, the Company entered into a Commitment to be Bound by the Amended Operating Agreement to Effect Transfer of Membership Interest in order to facilitate the transfer of 25 Membership Units (the “Units”), representing a twenty five percent ownership, issued by Global Clean Solutions, LLC (“Global Clean”) and held in the name of Graphene Holdings, LLC (“Graphene”) to the Company. The Company reviews its investments for impairment on a quarterly basis. During the year ended June 30, 2021, the Company elected to impair its investment in Global Clean as it does not anticipate generating any further revenue from its investment. For the three months ended September 30, 2022, there were no similar transactions with third-parties.

	September 30, 2022	September 03, 2020

Global Clean Solutions, LLC	$-	$-
Total investments	$-	$-

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

For the three months ended September 30, 2022 and 2021

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the three months ended September 30, 2022 and 2021, the Company excluded 16,800,000,000 and 1,548,833,791, respectively, shares relating to convertible notes payable to third parties share issuable upon conversion of the Company’s Series L Preferred stock.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2022 and 2021

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

For the three months ended September 30, 2022 and 2021

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

In performing the annual impairment test, the fair value of each indefinite-lived intangible asset is compared to its’ carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. For goodwill, the Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its’ carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is required only if the Company concludes that it is more-likely-than-not that a reporting unit’s fair value is less than its’ carrying amount. For quantitative testing, the Company compares the fair value of each reporting unit with its’ carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

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

Assets acquired	As of November 30, 2019

Cash	$546,411
Inventory (i)	70,580
Property, plant and equipment (ii)	36,363
Assets acquired excluding goodwill	653,354
Goodwill (iii)	1,346,646
Total purchase price	$2,000,000

(i)	Inventories acquired were sold on March 11, 2020
(ii)	Property, plant and equipment acquired includes computers, software and other office equipment.
(iii)	Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from November 30, 2019 through September 30, 2022 were as follows:

Balance as of November 30, 2019	$1,346,646
Additions and adjustments	(1,346,646)
Balance as of September 30, 2022	$-

During the years ended June 30, 2022 and 2021, the Company recorded an impairment of goodwill in the amount of $473,323 and $873,323, respectively. During the fourth quarter of fiscal 2021 (second calendar quarter of 2021), the Company performed an interim goodwill impairment analysis on the TCBM Holdings, LLC acquisition and its $946,646 goodwill balance based on assessed potential indicators of impairment, including recent disruptions to the domestic CBD market resulting from the COVID-19 pandemic, the increasing uncertainty of near-term demand requirements, supply constraints and financing constraints. In the previous 2020 annual goodwill impairment evaluation, this reporting unit had a fair value of approximately 100% of the carrying value. The impairment assessment and valuation method require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. As a result of the goodwill impairment evaluation, the Company determined that the fair value of the TCBM Holdings, LLC acquisition was below carrying value, including goodwill, by $473,323. This was primarily due to changes in the timing and amount of expected cash flows resulting from lower projected revenues, profitability and cash flows due to near-term reductions in the domestic CBD market. Consequently, during the fourth quarter of 2022, the Company recorded a $473,323 impairment charge for the partial impairment of the TCBM Holdings, LLC acquisition goodwill.

NOTE E - PROPERTY AND EQUIPMENT

	September 30, 2022	June 30, 2022

Property and Equipment	$36,363	$36,363
Less: accumulated depreciation	(14,717)	(13,419)
Total	$21,646	$22,944

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the three months ended September 30, 2022 and 2021 was $1,298 and $1,299, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2022 and 2021

(Unaudited)

NOTE F – NOTE RECEIVABLE

	September 30, 2022	June 30, 2022

Note receivable- Tersus Power, Inc.	$350,000	$350,000
Total	$350,000	$350,000

(i)	On December 14, 2021, the Company, was issued a Senior Secured Promissory Note (the “Note”) in the principal amount of $500,000 by Tersus Power, Inc. (the “Borrower”). The Note shall bear interest at 5% annually, be amortized over 25 years and the Borrower shall pay the full amount of principal and interest in one balloon payment on December 14, 2026 (the “Maturity Date”). The Note is secured, through a Security Agreement, by all current and future assets of the Borrower. The Lender shall advance the Borrower funds, up to $500,000, prior to the closing of the proposed merger between the Lender and the Borrower. The first tranche, in the amount of $37,500, was advanced by the Lender on December 14, 2021. As of September 30, 2022, the Company has advanced the Borrower $350,000.
(ii)	The convertible note receivable is considered available for sale debt securities with a private company that is not traded in active markets. Since observable price quotations were not available at acquisition, fair value was estimated based on cost less an appropriate discount upon acquisition. The discount of each instrument is accreted into interest income over the respective term as shown within the Company’s Condensed Consolidated Statements of Operations.

NOTE G – ACCRUED OFFICER AND DIRECTOR COMPENSATION

Accrued officer and director compensation is due to Wayne Anderson, the sole officer and director of the Company, and consists of:

	September 30, 2022	June 30, 2022

Pursuant to January 26, 2018 Board of Directors Service Agreement	$-	$-
Total	$-	$-

For the three months ended September 30, 2022 and year ended June 30, 2022, the balance of accrued officer and director compensation changed as follows:

	Pursuant to Employment Agreements	Pursuant to Board of Directors Services Agreements	Total

Balances at June 30, 2022	-	-	-
Officer’s/director’s compensation for the three months ended September 30, 2022 (i)	-	20,000	20,000
Cash compensation		(20,000)	(20,000)
Balances at September 30, 2022	$-	$-	$-

(i)	On July 1, 2021, the Company executed a new Board of Directors Service Agreement with Jimmy Wayne Anderson. Under the terms of the Agreement, Mr. Anderson shall receive a one-time bonus payment of Fifty Thousand and no/100 dollars ($50,000.00) upon execution of the Agreement, and Twenty Thousand and no/100 dollars ($20,000.00) paid to Mr. Anderson on the last calendar day of each quarter as long as Mr. Anderson continues to fulfill his duties and provide the services set forth above. The compensation of $20,000 per quarter shall commence with the third calendar quarter of 2021 (first fiscal quarter of 2022).

NOTE H – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	September 30, 2022	June 30, 2022

Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2022, with unamortized debt discount of $0 and $0 at, September 30, 2022 and June 30, 2022, respectively (i)	100,000	100,000
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2022, with unamortized debt discount of $0 and $0 at September 30, 2022 and June 30, 2022, respectively (ii)	200,000	200,000
Convertible Promissory Note dated January 13, 2022 payable to Sixth Street Lending, LLC (“Sixth Street”), interest at 8%, due January 13, 2023 with unamortized debt discount of $0 and $23,613 at, September 30, 2022 and June 30, 2022, respectively (iii)	-	43,750
Convertible Promissory Note dated February 4, 2022 payable to Sixth Street Lending, LLC (“Sixth Street”), interest at 8%, due February 4, 2023 with unamortized debt discount of $0 and $26,250 at, September 30, 2022 and June 30, 2022, respectively (iv)	-	43,750
Totals	$300,000	$387,500

(i)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of September 30, 2022, $100,000 principal plus $7,479 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2022 and 2021

NOTE H – NOTES PAYABLE, THIRD PARTIES (cont’d)

(ii)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of September 30, 2022, $200,000 principal plus $14,959 interest were due.

(iii)	On January 13, 2022, the Company issued to Sixth Street Lending, LLC (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $43,750. The Convertible Note has a term of one (1) year (Maturity Date of January 13, 2023) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets.” The transaction closed on January 14, 2022. On July 14, 2022, the Company issued 111,111,111 shares of common stock with a fair market value of $33,333 to the noteholder in satisfaction of $20,000 principal against the Convertible Note. On July 15, 2022, the Company issued 212,500,000 shares of common stock with a fair market value of $63,750 to the Investor in satisfaction of $23,750 principal and $1,750 interest against the Convertible Note. As of September 30, 2022, the Convertible Note was paid in full

(iv)	On February 4, 2022, the Company issued to Sixth Street Lending, LLC (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $43,750. The Convertible Note has a term of one (1) year (Maturity Date of February 4, 2023) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets.” The transaction closed on February 7, 2022. On August 8, 2022, the Company issued 379,166,667 shares of common stock with a fair market value of $113,750 to the Investor in satisfaction of $43,750 principal and $1,750 interest against the Convertible Note. As of September 30, 2022, the Convertible Note was paid in full.

Income from forgiveness of principal and interest on convertible notes payable consists of:

	September 30, 2022	June 30, 2022

Forgiveness of Graphene Holdings, LLC principal and interest	-	449,293

Total	$-	$449,293

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2022 and 2021

(Unaudited)

NOTE I - DERIVATIVE LIABILITY

The derivative liability at September 30, 2022 and June 30, 2022 consisted of:

	September 30, 2022	June 30, 2022

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for further information	$780,071	$1,023,744
Convertible Promissory Note payable to Sixth Street Lending, LLC. Please see NOTE H – NOTES PAYABLE, RELATED PARTIES for further information	-	249,055
Total derivative liability	$780,071	$1,272,799

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

The fair value of the derivative liability was measured at the respective issuance dates and at September 30, 2022, and June 30, 2022 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at September 30, 2022 were (1) stock price of $0.0003 per share, (2) conversion price of $0.0001 per share, (3) term of 6 months, (4) expected volatility of 305.48%, and (5) risk free interest rate of 2.51%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2022 were (1) stock price of $0.0004 per share, (2) conversion prices ranging from $0.0001 to $0.000122 per share, (3) term of 6 months to 8 months, (4) expected volatility of 305.48%, and (5) risk free interest rate of 0.05% to 0.34%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3

Balance at June 30, 2022	$1,272,799
Additions	-
(Gain)Loss	(332,630)
Change resulting from conversions and payoffs	(160,098)
Balance at September 30, 2022	$780,071

NOTE J - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. At September 30, 2022 and June 30, 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At September 30, 2022 and June 30, 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At September 30, 2022 and June 30, 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At September 30, 2022 and June 30, 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At September 30, 2022 and June 30, 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. At September 30, 2022 and June 30, 2022, the Company had 3 and 3 shares issued and outstanding, respectively.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

B. Each individual share of Series K Super Voting Preferred Stock shall have voting rights equal to:

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

Series L Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series L Preferred Stock, par value $0.01. The designation of the new Series L Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue five hundred thousand (500,000) shares of the Series L Preferred Stock. At September 30, 2022 and June 30, 2022, the Company had 276 and 276 shares issued and outstanding, respectively.

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

b. Each individual share of Series L Preferred Stock shall have voting rights equal to:

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

For the three months ended September 30, 2022 and 2021

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

For the three months ended September 30, 2022 and 2021

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

For the three months ended September 30, 2022 and 2021

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

At September 30, 2022 and June 30, 2022, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At September 30, 2022 and June 30, 2022, the Company has 14,488,440,097 and 13,785,662,319 shares issued and outstanding, respectively. At September 30, 2022 and June 30, 2022, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At September 30, 2022 and June 30, 2022, the Company has 0 and 0 shares issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the three months ended September 30, 2022 and year ended June 30, 2022, the Company issued and/or sold the following unregistered securities:

Common Stock:

Three months ended September 30, 2022

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

Preferred Stock:

Three months ended September 30, 2022

None

Year ended June 30, 2022

On February 15, 2022, the Company issued 21 shares of the Company’s Series L Preferred Stock to the Company’s sole officer and director as reimbursement for returning 1,028,030,000 shares of common stock to the Company.

Warrants and Options:

None.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2022 and 2021

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of September 30, 2022, we had an accumulated deficit of $166,503,793. For the three months ended September 30, 2022, we had cash used from operating activities of $320,846. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

NOTE M - SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted the following events requiring disclosure:

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, and in our subsequent filings with the SEC, and include, among others, the following: marijuana is illegal under federal law, the marijuana industry is subject to strong competition, our business is dependent on laws pertaining to the marijuana industry, the marijuana industry is subject to government regulation, our business model depends on the availability of private funding, we will be subject to general real estate risks, if debt payments to note holder are not made we could lose our investment in our real estate properties, terms and deployment of capital. The terms “Global Technologies, Ltd “Global Technologies,” “Global,” “we,” “us,” “our,” and the “Company” refer to Global Technologies, Ltd., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

Company Overview

Global Technologies, Ltd. (hereinafter the “Company”, “Our”, “We”, or “Us”) is a publicly quoted company that was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd. Our principal executive offices are located at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and our telephone number is (727) 482-1505. Our website address is www.globaltechnologiesltd.info. The information contained on, or that can be accessed through, our website is not a part of this Quarterly Report. We have included our website address in this Quarterly Report solely as an inactive textual reference.

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

Unless the Exchange Agreement shall have been terminated and the transactions therein contemplated shall have been abandoned, the closing of the Exchange (the “Closing”) will take place at 5:00 p.m. Pacific Time on the second business day following the satisfaction or waiver of the conditions (the “Closing Date”). Either party may terminate the Exchange Agreement if a Closing has not occurred on or before June 30, 2022. As of September 30, 2022, the Company is awaiting the passing of its corporate action filed with FINRA so that the Closing may occur.

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

Consulting Services

On May 10, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with CoroWare, Inc. (“CoroWare”). Under the terms of the Agreement, the Company is to prepare the following financial reports for CoroWare: (i) Registration Statement and all subsequent amendments, (ii) Quarterly Reports for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021, and (iii) Annual Report for the period ended December 31, 2021. The Agreement shall have a term of one (1) year or until CoroWare’s Annual Report is filed with OTC Markets or the SEC. The Company shall be compensated a total of $45,000 in three equal payments of $15,000. The Company was fully compensated for its services and has fulfilled its obligations under the Agreement.

On June 29, 2021, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form S-1 and all follow up correspondence with the appropriate regulatory agencies. As of September 30, 2022, the Company has initiated the work to be completed under the Agreement but is awaiting additional information from its client.

On December 16, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with Palisades Holding Corp, Inc. (“Palisades”). Under the terms of the Agreement, the Company is to prepare a Registration Statement on Form S-1 (the “Registration Statement”) and all subsequent amendments to the Registration Statement. The Agreement shall remain in effect for the earlier of six (6) months or until Palisade’s Registration Statement is filed with the SEC. The Company shall be compensated a total of $25,000 upon the first funding transaction in an amount of $49,000 or more by Palisade. As of September 30, 2022, the Company has received $- compensation and does not anticipate receiving any compensation.

On January 12, 2022, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form 1-A and all follow up correspondence with the appropriate regulatory agencies. The Company was fully compensated for its services during the period ended March 31, 2022 and has fulfilled its obligations under the Agreement.

On February 1, 2022, the Company entered into a Letter Agreement (the “Agreement”) with Donohoe Advisory Services, Inc. (“Donohoe”) to provide assistance to the Company in support of the Company’s efforts to obtain a listing on a national securities exchange. Under the terms of the Agreement, the Company shall pay Donohoe an initial retainer in the amount of $17,500 and if successful a “success fee” in the amount of $10,000 in cash or registered shares of common stock. During the three months ended September 30, 2022, the Company requested and received the balance of the retainer as it does not anticipate requiring any additional assistance from Donohoe.

On February 5, 2022, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form 1-A and all follow up correspondence with the appropriate regulatory agencies. As of September 30, 2022, the Company has initiated the work to be completed under the Agreement but is awaiting additional information from its client.

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended September 30, 2022.

Please see our Annual Report on Form 10-K for the year ended June 30, 2022 filed on October 13, 2022, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth information comparing the components of net (loss) income for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Period over Period Change
	2022	2021	$	%
Revenues, net	$-	$50,000	$(50,000)	-100.00%
Cost of revenues	-	-	-	-
Gross profit	-	50,000	(50,000)	-100.00%

Operating expenses:
Selling, general and administrative	2,355	16,318	(13,963)	-85.57%
Other operating expenses	336,665	92,048	244,617	265.75%
Total operating expenses	339,030	108,366	230,664	212.86%
Operating loss	(339,020)	(58,366)	(280,654)	-480.85%

Other (expense) income:
Forgiveness of debt and accrued interest	-	433,849	(433,849)	-100.00%
Gain (loss) on derivative liability	332,630	2,083	330,547	15,868.80%
Gain (loss) on issuance of notes payable	-	(122,046)	112,046	100.00%
Amortization of debt discounts	(49,863)	(106,893)	57,030	53.35%
Interest income	4,411	-	4,411	100.00%
Interest expense	(7,614)	(28,983)	21,369	73.73%
Total other income	279,564	178,010	101,554	57.05%
Income (loss) before income taxes	(59,456)	119,644	(179,100)	-149.69%
Income tax expense	-	-	-	-
Net income (loss)	(59,456)	119,644	(179,100)	-149.69%

Revenue

For the three months ended September 30, 2022 and 2021, we generated revenue of $0 and $50,000, respectively.

Cost of Revenues

For the three months ended September 30, 2022 and 2021, cost of revenues was $- and $-, respectively.

Gross Profit

For the three months ended September 30, 2022 and 2021, gross profit was $0 and $50,000, respectively.

Operating Expenses

Selling, general and administrative expenses were $2,355 and $16,318 for the three months ended September 30, 2022 and 2021, respectively, representing a decrease of $13,963, or 85.57%. The Company’s selling, general and administrative expenses decrease is largely attributable to a reduction in corporate office expenses.

Other Income (Expenses)

Other income (expenses) were $279,564 and $178,010 for the three months ended September 30, 2022 and 2021, respectively, representing an increase of $101,554, or 57.05%. The other income (expenses) for the three months ended September 30, 2022 included amortization of debt discounts of ($49,863), interest expense of ($7,614) offset by a gain on derivative liability of $332,630 and gain on interest income of $4,411. The increase in other income for the three months ended September 30, 2022 was largely attributable to a gain on derivative liability.

Income tax expense

There was no income tax expense for the three months ended September 30, 2022 and September 30, 2021.

Net Income (loss)

For the three months ended September 30, 2022, our net loss increased to ($59,456), as compared to net income of $119,644 for three months ended September 30, 2021, an increase of ($179,100). The increase in net loss for the three months ended September 30, 2022 was largely attributable to the increase in operating expenses.

Liquidity and Capital Resources

The following table summarizes the cash flows for the three months ended September 30, 2022 and 2021:

	2022	2021
Cash Flows:

Net cash (used in) operating activities	(320,846)	(80,873)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	90,903

Net increase (decrease) in cash	(320,846)	10,030
Cash at beginning of period	324,494	56,300

Cash at end of period	$3,648	$66,330

As of September 30, 2022 and 2021, the Company had cash of $3,648 and $66,330, respectively.

We had cash (used in) operating activities of ($320,846) for the three months ended September 30, 2022, compared to ($80,873) for the three months ended September 30, 2021.

We had cash provided by investing activities of $- and $- for the three months ended September 30, 2022 and 2021, respectively

We had cash provided by financing activities of $- and $90,903 for the three months ended September 30, 2022 and 2021, respectively, of which $97,500 was from borrowings from notes payable offset by repayment of a note payable in the amount of ($6,597) during the three months ended September 30, 2021.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended September 30, 2022 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

Issuance of common stock – Three months ended September 30, 2022

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

GLOBAL TECHNOLOGIES, LTD

By:	/s/ Jimmy Wayne Anderson
Jimmy Wayne Anderson
President

Date:	November 21, 2022

