Form 10-Q
period 2022-12-31
GLOBAL TECHNOLOGIES LTD
filed 2023-02-21
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

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

As of February 21, 2023, there were 14,488,440,097 shares of registrant’s Class A common stock outstanding.

GLOBAL TECHNOLOGIES, LTD

FORM 10-Q

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended December 31, 2022 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

iii

PART I

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	June 30, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$69	$324,494
Accounts receivable	5,000	5,000
Accrued interest receivable	16,343	7,521
Loan receivable, other	17,533	18,380
Total current assets	38,945	355,395
Property and equipment, less accumulated depreciation of $16,015 and $13,419	20,348	22,944
Notes receivable	350,000	350,000
Total other assets	370,348	372,944
TOTAL ASSETS	$409,293	$728,339

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$33,152	$15,562
Accrued interest	59,515	47,839
Accrued directors compensation	18,074	-
Notes payable-third parties	300,000	387,500
Loan payable, related party	2,250	2,250
Debt discounts	-	(49,863)
Derivative liability	568,684	1,272,799
Total current liabilities	981,675	1,676,087

TOTAL LIABILITIES	$981,675	$1,676,087

STOCKHOLDERS’ DEFICIENCY
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series K; 3 shares authorized, par value $0.01, as of December 31, 2022 and June 30, 2022, there are 3 and 3 shares outstanding, respectively	-	-
Series L; 500,000 shares authorized, par value $0.01, as of December 31, 2022 and June 30, 2022, there are 276 and 276 shares outstanding, respectively	3	3
Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of December 31, 2022 and June 30, 2022, there are 14,488,440,097 and 13,785,662,319 shares outstanding, respectively	1,448,844	1,378,566
Additional paid- in capital Class A common stock	162,913,727	162,732,907
Additional paid- in capital preferred stock	1,385,113	1,385,113
Accumulated deficit	(166,320,069)	(166,444,337)
Total stockholders’ deficiency	(572,382)	(947,748)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$409,293	$728,339

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three and six months ended December 31, 2022 and 2021

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2022	2021	2022	2021
Revenue earned
Revenue	$14,000	$45,000	$14,000	$95,000
Cost of goods sold	-	-	-	-
Gross profit	14,000	45,000	14,000	95,000

Operating Expenses
Officer and director compensation, including stock-based compensation of $0, $10,000, $0 and $20,000, respectively	20,000	20,000	334,467	90,087
Depreciation expense	1,298	1,299	2,596	2,598
Professional services	6,900	25,318	27,800	45,980
Selling, general and administrative	10,314	42,934	12,669	59,252

Total operating expenses	38,512	89,551	377,532	197,917

Loss from operations	(24,512)	(44,551)	(363,532)	(102,917)

Other income (expenses)
Interest income	4,411	277	8,822	277
Forgiveness of debt and interest	-	15,445	-	449,294
Gain on derivative liability	211,387	560,912	544,017	562,995
Loss on issuance on notes payable	-	(32,309)	-	(154,355)
Interest expense	(7,562)	(12,673)	(15,176)	(41,656)
Amortization of debt discounts	-	(154,789)	(49,863)	(261,682)

Total other income	208,236	376,863	487,800	554,873

Income before provision for income taxes	183,724	332,312	124,268	451,956

Provision for income taxes	-	-	-	-

Net income	$183,724	$332,312	$124,268	$451,956

Basic and diluted income per common share	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding – basic and diluted	14,488,440,097	12,024,696,496	14,383,434,078	13,280,935,552

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)

(UNAUDITED)

For the three and six months ended December 31, 2022 and 2021

For the three months ended December 31, 2022 and 2021:

	Series K		Series L				Common Stock	Additional
	Preferred stock		Preferred stock		Common Stock		to be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at September 30, 2021 (Unaudited)	3	$-	255	$3	14,290,293,609	$1,429,029	212,803	$162,479,124	$165,046,378	$(925,419)
Return of common shares as per court order	-	-	-	-	(2,991,000,000)	(299,100)	-	299,100	-	-
Issuance of common stock for shares purchased through Regulation A offering	-	-	-	-	493,433,333	49,343	-	690,807	-	740,150
Issuance of common stock to noteholders in satisfaction of principal and interest	-	-	-	-	95,070,137	9,507	-	196,875	-	206,382
Cashless exercise of warrant	-	-	-	-	126,674,824	12,667	-	(12,667)	-	-
Net income for the three months ended December 31, 2021	-	-	-	-	-	-	-	-	332,312	332,312
Balances at December 31, 2021 (Unaudited)	3	$-	255	$3	12,014,471,903	$1,201,446	212,803	$163,653,239	$(164,714,066)	$353,425

Balances at September 30, 2022 (Unaudited)	3	$-	276	$3	14,488,440,097	$1,448,844	-	$164,298,840	$(166,503,793)	$(756,106)
Net income for the three months December 31, 2022	-	-	-	-	-	-	-	-	183,724	183,724
Balances at December 31, 2022 (Unaudited)	3	$-	276	$3	14,488,440,097	$1,448,844	-	$164,298,840	$(166,320,069)	$(572,382)

For the six months ended December 31, 2022 and 2021:

	Series K		Series L				Common Stock	Additional
	Preferred stock		Preferred stock		Common Stock		to be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at June 30, 2021	3	$-	255	$3	14,680,293,609	$1,468,029	144,803	162,508,124	$165,166,022	$(1,045,063)
Return of common shares as per court order	-	-	-	-	(2,991,000,000)	(299,100)	-	299,100	-	-
Return of common shares	-	-	-	-	(390,000,000)	(39,000)	68,000	(29,000)	-	-
Issuance of common stock for shares purchased through Regulation A offering	-	-	-	-	493,433,333	49,343	-	690,807	-	740,150
Issuance of common stock to noteholders in satisfaction of principal and interest	-	-	-	-	95,070,137	9,507	-	196,875	-	206,382
Cashless exercise of warrant	-	-	-	-	126,674,824	12,667	-	(12,667)	-	-
Net income for the six months ended December 31, 2021	-	-	-	-	-	-	-	-	451,956	451,956
Balances at December 31, 2021 (Unaudited)	3	$-	255	$3	12,014,471,903	$1,201,446	212,803	$163,653,239	$(164,714,066)	$353,425

Balances at June 30, 2022	3	$-	276	$3	13,785,662,319	$1,378,566	-	$164,118,020	$(166,444,337)	$(947,748)
Issuance of common stock to a noteholder in satisfaction of principal and interest	-	-	-	-	702,777,778	70,278	-	180,820	-	251,098
Net income for the six months December 31, 2022	-	-	-	-	-	-	-	-	124,268	124,268
Balances at December 31, 2022 (Unaudited)	3	$-	276	$3	14,488,440,097	$1,448,844	-	$164,298,840	$(166,320,069)	$(572,382)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021

OPERATING ACTIVITIES:
Net income	$124,268	$451,956
Adjustment to reconcile net loss to net cash provided by operating activities:
Gain from forgiveness of debt and interest	-	(449,294)
Derivative liability loss (gain)	(544,017)	(562,995)
Loss on issuance of notes payable	-	154,355
Depreciation	2,596	2,598
Amortization of debt discounts	49,863	261,682
Changes in operating assets and liabilities:
Accounts receivable	-	(40,000)
Interest receivable	(8,822)	(277)
Prepaid director’s compensation	-	12,000
Loans receivable	847	(14,598)
Accounts payable	17,590	(1,395)
Accrued interest	15,176	48,042
Accrued director’s compensation	18,074	-
Net cash (used in) provided by operating activities	(324,425)	(137,926)

INVESTING ACTIVITIES:
Notes receivable-long-term	-	(150,000)
Net cash (used in) investing activities	-	(150,000)

FINANCING ACTIVITIES:
Issuance of stock for Regulation A financing	-	740,150
Repayments under loans payable-related parties	-	(405)
Repayments under notes payable	-	(26,597)
Borrowings from notes payable	-	136,250
Net cash provided by (used in) financing activities	-	849,398

NET INCREASE IN CASH AND CASH EQUIVALENTS	(324,425)	561,472

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	324,494	56,300

CASH AND CASH EQUIVALENTS, END OF PERIOD	$69	$617,772

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Cancellation of common stock and stock to be issued	$-	$68,000
Cancellation of common stock as per court order	$-	$299,100
Issuance of common stock for debt and accrued interest	$-	$206,382

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE A – ORGANIZATION

Overview

Global Technologies, Ltd. (hereinafter “Global Technologies”, the “Company”, “Our”, “We”, or “Us”) is a publicly quoted operating company that was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd. Our principal executive offices are located at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and our telephone number is (727) 482-1505. Our website address is www.globaltechnologiesltd.info. The information contained on, or that can be accessed through, our website is not a part of this Quarterly Report. We have included our website address in this Quarterly Report solely as an inactive textual reference.

Current Operations

Global Technologies, which through its subsidiaries, has operations engaged in the online sales of CBD and hemp related products, the acquisition of intellectual property in the safety and security space and as a portal for entrepreneurs to provide immediate access to live shopping, e-commerce, product placement in brick and mortar retail outlets and logistics.

As of December 31, 2022, Global Technologies had five wholly-owned subsidiaries: TCBM Holdings, LLC (“TCBM”), HMNRTH, LLC (“HMNRTH”), 911 Help Now, LLC (“911”), Markets on Main, Inc. (“MOM”) and Tersus Power, Inc. (“Tersus”). As of December 31, 2022, the Company had a minority investment in one entity, Global Clean Solutions, LLC.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE A – ORGANIZATION (cont’d)

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

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE A – ORGANIZATION (cont’d)

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

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE A – ORGANIZATION (cont’d)

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

Unless the Exchange Agreement shall have been terminated and the transactions therein contemplated shall have been abandoned, the closing of the Exchange (the “Closing”) will take place at 5:00 p.m. Pacific Time on the second business day following the satisfaction or waiver of the conditions (the “Closing Date”). Either party may terminate the Exchange Agreement if a Closing has not occurred on or before June 30, 2022. As of December 31, 2022, the Company is awaiting the passing of its corporate action filed with FINRA so that the Closing may occur. Please see NOTE M - SUBSEQUENT EVENTS for further information.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE A – ORGANIZATION (cont’d)

Consulting Services

On June 29, 2021, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form S-1 and all follow up correspondence with the appropriate regulatory agencies. As of December 31, 2022, the Company has initiated the work to be completed under the Agreement but is awaiting additional information from its client.

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

On February 5, 2022, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form 1-A and all follow up correspondence with the appropriate regulatory agencies. As of December 31, 2022, the Company has initiated the work to be completed under the Agreement but is awaiting additional information from its client.

During the three months ended December 31, 2022, the Company provided consulting services to another publicly traded entity by preparing its quarterly and annual reports. The Company has been paid in full for these services.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE B – BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2022 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

For the six months ended December 31, 2022 and 2021

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

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents. The Company has cash on deposit at one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. In the future, the Company may reduce its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $69 of cash and cash equivalents at December 31, 2022 of which none was held in foreign bank accounts and $0 was not covered by FDIC insurance limits as of December 31, 2022.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amounts and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2022 and June 30, 2022, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Concentrations of Risks

Concentration of Accounts Receivable –At December 31, 2022 and June 30, 2022, the Company had $5,000 and $5,000 in accounts receivable, respectively. For the six months ended December 31, 2022, one customer accounted for 100% of accounts receivable.

Concentration of Revenues – For the six months ended December 31, 2022, the Company generated $14,000 in revenue from one customer. For the six months ended December 31, 2021, the Company generated $95,000 revenue.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s CBD products.

Concentration of Loans Receivable, Other –At December 31, 2022 and June 30, 2022, the Company had $17,533 and $18,380 in loans receivable, other. At December 31, 2022 and June 30, 2022, one borrower accounted for 100% of the Company’s total loans receivable, other. The one borrower is controlled by the Company’s sole officer and director.

Concentration of Notes Receivable – The Company had notes receivable of $350,000 and $350,000 at December 31, 2022 and June 30, 2022, respectively. At December 31, 2022, one borrower accounted for 100% of the Company’s total notes receivable.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2022, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2022 and 2021

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

For the six months ended December 31, 2022 and 2021

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

For the six months ended December 31, 2022 and 2021

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

Step 5 – Satisfaction of the Performance Obligations (and Recognize Revenue) – Revenue is recognized when (or as) goods or services are transferred to a customer. The Company satisfies each of its performance obligations by transferring control of the promised good or service underlying that performance obligation to the customer. Control is the ability to direct the use of and obtain substantially all of the remaining benefits from an asset. It includes the ability to prevent other entities from directing the use of and obtaining the benefits from an asset. Indicators that control has passed to the customer include: a present obligation to pay; physical possession of the asset; legal title; risks and rewards of ownership; and acceptance of the asset(s). Performance obligations can be satisfied at a point in time or overtime.

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

For the six months ended December 31, 2022 and 2021

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the six months ended December 31, 2022 and 2021, the Company excluded 33,600,000,000 and 1,500,660,030, respectively, shares relating to convertible notes payable to third parties and shares issuable upon conversion of the Company’s Series L Preferred stock.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2022 and 2021

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

For the six months ended December 31, 2022 and 2021

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

For the six months ended December 31, 2022 and 2021

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

Assets acquired	As of November 30, 2019

Cash	$546,411
Inventory (i)	70,580
Property, plant and equipment (ii)	36,363
653,354
Goodwill (iii)	1,346,646
Total purchase price	$2,000,000

(i)	Inventories acquired were sold on March 11, 2020
(ii)	Property, plant and equipment acquired includes computers, software and other office equipment.
(iii)	Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from November 30, 2019 through December 31, 2022 were as follows:

Balance as of November 30, 2019	$1,346,646
Additions and adjustments	(1,346,646)
Balance as of December 31, 2022	$-

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE D – ACQUISITION OF TCBM HOLDINGS, LLC (cont’d)

For the six months ended December 31, 2022 and year ended June 30, 2022, the Company recorded an impairment of goodwill in the amount of $0 and $473,323, respectively. During the fourth quarter of fiscal 2021 (second calendar quarter of 2021), the Company performed an interim goodwill impairment analysis on the TCBM Holdings, LLC acquisition and its $946,646 goodwill balance based on assessed potential indicators of impairment, including recent disruptions to the domestic CBD market resulting from the COVID-19 pandemic, the increasing uncertainty of near-term demand requirements, supply constraints and financing constraints. In the previous 2020 annual goodwill impairment evaluation, this reporting unit had a fair value of approximately 100% of the carrying value. The impairment assessment and valuation method require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. As a result of the fourth quarter 2021 goodwill impairment evaluation, the Company determined that the fair value of the TCBM Holdings, LLC acquisition was below carrying value, including goodwill, by $473,323. This was primarily due to changes in the timing and amount of expected cash flows resulting from lower projected revenues, profitability and cash flows due to near-term reductions in the domestic CBD market.

NOTE E - PROPERTY AND EQUIPMENT

	December 31, 2022	June 30, 2022

Property and Equipment	$36,363	$36,363
Less: accumulated depreciation	(16,015)	(13,419)
Total	$20,348	$22,944

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the six months ended December 31, 2022 and 2021 was $2,596 and $2,598, respectively.

NOTE F – NOTE RECEIVABLE

	December 31, 2022	June 30, 2022

Note receivable- Tersus Power, Inc.	$350,000	$-
Total	$350,000	$-

(i)	On December 14, 2021, the Company, was issued a Senior Secured Promissory Note (the “Note”) in the principal amount of $500,000 by Tersus Power, Inc. (the “Borrower”). The Note shall bear interest at 5% annually, be amortized over 25 years and the Borrower shall pay the full amount of principal and interest in one balloon payment on December 14, 2026 (the “Maturity Date”). The Note is secured, through a Security Agreement, by all current and future assets of the Borrower. The Lender shall advance the Borrower funds, up to $500,000, prior to the closing of the proposed merger between the Lender and the Borrower. The first tranche, in the amount of $37,500, was advanced by the Lender on December 14, 2021. As of December 31, 2022, the Company has advanced the Borrower $350,000.
(ii)	The convertible note receivable is considered available for sale debt securities with a private company that is not traded in active markets. Since observable price quotations were not available at acquisition, fair value was estimated based on cost less an appropriate discount upon acquisition. The discount of each instrument is accreted into interest income over the respective term as shown within the Company’s Condensed Consolidated Statements of Operations.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE G – ACCRUED OFFICER AND DIRECTOR COMPENSATION

Accrued officer and director compensation is due to Wayne Anderson, the sole officer and director of the Company, and consists of:

	December 31, 2022	June 30, 2022

Pursuant to January 26, 2018 Board of Directors Service Agreement	$18,074	$-
Total	$18,074	$-

For the six months ended December 31, 2022 and year ended June 30, 2022, the balance of accrued officer and director compensation changed as follows:

	Pursuant to Employment Agreements	Pursuant to Board of Directors Services Agreements	Total

Balances at June 30, 2022	-	-	-
Officer’s/director’s compensation for the six months ended December 31, 2022 (i)	-	40,000	40,000
Cash compensation		(21,926)	(21,926)
Balances at December 31, 2022	$-	$18,074	$18,074

(i)	On July 1, 2021, the Company executed a new Board of Directors Service Agreement with Jimmy Wayne Anderson. Under the terms of the Agreement, Mr. Anderson shall receive a one-time bonus payment of Fifty Thousand and no/100 dollars ($50,000.00) upon execution of the Agreement, and Twenty Thousand and no/100 dollars ($20,000.00) paid to Mr. Anderson on the last calendar day of each quarter as long as Mr. Anderson continues to fulfill his duties and provide the services set forth above. The compensation of $20,000 per quarter shall commence with the third calendar quarter of 2021 (first fiscal quarter of 2022).

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE H – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	December 31, 2022	June 30, 2022

Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2022, with unamortized debt discount of $0 and $0 at, December 31, 2022 and June 30, 2022, respectively (i)	100,000	100,000
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2022, with unamortized debt discount of $0 and $0 at December 31, 2022 and June 30, 2022, respectively (ii)	200,000	200,000
Convertible Promissory Note dated January 13, 2022 payable to Sixth Street Lending, LLC (“Sixth Street”), interest at 8%, due January 13, 2023 with unamortized debt discount of $0 and $23,613 at, December 31, 2022 and June 30, 2022, respectively (iii)	-	43,750
Convertible Promissory Note dated February 4, 2022 payable to Sixth Street Lending, LLC (“Sixth Street”), interest at 8%, due February 4, 2023 with unamortized debt discount of $0 and $26,250 at, December 31, 2022 and June 30, 2022, respectively (iv)	-	43,750
Totals	$300,000	$387,500

(i)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of December 31, 2022, $100,000 principal plus $10,000 interest were due.

(ii)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of December 31, 2022, $200,000 principal plus $20,000 interest were due.

(iii)	On January 13, 2022, the Company issued to Sixth Street Lending, LLC (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $43,750. The Convertible Note has a term of one (1) year (Maturity Date of January 13, 2023) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets.” The transaction closed on January 14, 2022. On July 14, 2022, the Company issued 111,111,111 shares of common stock with a fair market value of $33,333 to the noteholder in satisfaction of $20,000 principal against the Convertible Note. On July 15, 2022, the Company issued 212,500,000 shares of common stock with a fair market value of $63,750 to the Investor in satisfaction of $23,750 principal and $1,750 interest against the Convertible Note. As of December 31, 2022, the Convertible Note was paid in full.

(iv)	On February 4, 2022, the Company issued to Sixth Street Lending, LLC (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $43,750. The Convertible Note has a term of one (1) year (Maturity Date of February 4, 2023) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets.” The transaction closed on February 7, 2022. On August 8, 2022, the Company issued 379,166,667 shares of common stock with a fair market value of $113,750 to the Investor in satisfaction of $43,750 principal and $1,750 interest against the Convertible Note. As of December 31, 2022, the Convertible Note was paid in full.

Income from forgiveness of principal and interest on convertible notes payable consists of:

	December 31, 2022	June 30, 2022

Forgiveness of Graphene Holdings, LLC principal and interest	-	449,293

Total	$-	$449,293

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE I - DERIVATIVE LIABILITY

The derivative liability at December 31, 2022 and June 30, 2022 consisted of:

	December 31, 2022	June 30, 2022

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for further information	$568,684	$1,023,744
Convertible Promissory Note payable to Sixth Street Lending, LLC. Please see NOTE H – NOTES PAYABLE, RELATED PARTIES for further information	-	249,055
Total derivative liability	$568,684	$1,272,799

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

The fair value of the derivative liability was measured at the respective issuance dates and at December 31, 2022, and June 30, 2022 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2022 were (1) stock price of $0.0001 per share, (2) conversion price of $0.00005 per share, (3) term of 6 months, (4) expected volatility of 502.26%, and (5) risk free interest rate of 4.76%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2022 were (1) stock price of $0.0004 per share, (2) conversion prices ranging from $0.0001 to $0.000122 per share, (3) term of 6 months to 8 months, (4) expected volatility of 305.48%, and (5) risk free interest rate of 0.05% to 0.34%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3

Balance at June 30, 2022	$1,272,799
Additions	-
(Gain)Loss	(544,017)
Change resulting from conversions and payoffs	(160,098)
Balance at December 31, 2022	$568,684

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. At December 31, 2022 and June 30, 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At December 31, 2022 and June 30, 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At December 31, 2022 and June 30, 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At December 31, 2022 and June 30, 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At December 31, 2022 and June 30, 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. At December 31, 2022 and June 30, 2022, the Company had 3 and 3 shares issued and outstanding, respectively.

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

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

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

Series L Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series L Preferred Stock, par value $0.01. The designation of the new Series L Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue five hundred thousand (500,000) shares of the Series L Preferred Stock. At December 31, 2022 and June 30, 2022, the Company had 276 and 276 shares issued and outstanding, respectively.

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

For the six months ended December 31, 2022 and 2021

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

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

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

For the six months ended December 31, 2022 and 2021

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

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

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

At December 31, 2022 and June 30, 2022, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At December 31, 2022 and June 30, 2022, the Company has 14,488,440,097 and 13,785,662,319 shares issued and outstanding, respectively. At December 31, 2022 and June 30, 2022, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At December 31, 2022 and June 30, 2022, the Company has 0 and 0 shares issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the six months ended December 31, 2022 and year ended June 30, 2022, the Company issued and/or sold the following unregistered securities:

Common Stock:

Common stock issued during the six months ended December 31, 2022

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

Common stock issued during the year ended June 30, 2022

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

Preferred Stock:

Preferred stock issued during the six months ended December 31, 2022

None

Preferred stock issued during the year ended June 30, 2022

On February 15, 2022, the Company issued 21 shares of the Company’s Series L Preferred Stock to the Company’s sole officer and director as reimbursement for returning 1,028,030,000 shares of common stock to the Company.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

Warrants and Options:

None.

As of December 31, 2022, the Company had no outstanding warrants or options.

NOTE K - COMMITMENTS AND CONTINGENCIES

Occupancy

As of December 31, 2022, the Company maintains office space at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and is not required to reimburse Sylios Corp for monthly rent. The Company anticipates that this relationship will change with the hiring of additional employees, and it will be required to enter into a lease for a separate office space.

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of December 31, 2022, we had an accumulated deficit of $166,320,069. For the six months ended December 31, 2022, we had cash used in operating activities of $324,425. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2022 and 2021

(Unaudited)

NOTE L - GOING CONCERN UNCERTAINTY (cont’d)

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

NOTE M - SUBSEQUENT EVENTS

During the first quarter of calendar 2023, the Company received notification from FINRA that the proposed corporate action submission, as noted within the Tersus Power Share Exchange Agreement, had passed the allotted time for the corporate action to become effective. The Company is in the process of refiling the same corporate action. The delay on the corporate action becoming effective has required Tersus Power to seek alternate financing and to reevaluate its business plan. There is no guarantee that the corporate action will become effective, and as such, there is no guarantee that the transaction with Tersus Power will be closed.

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

Current Operations

Global Technologies, Ltd (“Global Technologies”) is a publicly traded operating corporation, which through its subsidiaries, has operations engaged in the online sales of CBD and hemp related products, the acquisition of intellectual property in the safety and security space and as a portal for entrepreneurs to provide immediate access to live shopping, e-commerce, product placement in brick and mortar retail outlets and logistics.

As of December 31, 2022, Global Technologies had five wholly-owned subsidiaries: TCBM Holdings, LLC (“TCBM”), HMNRTH, LLC (“HMNRTH”), 911 Help Now, LLC (“911”), Markets on Main, Inc. (“MOM”) and Tersus Power, Inc. (“Tersus”). As of December 31, 2022, the Company had a minority investment in one entity, Global Clean Solutions, LLC.

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

Unless the Exchange Agreement shall have been terminated and the transactions therein contemplated shall have been abandoned, the closing of the Exchange (the “Closing”) will take place at 5:00 p.m. Pacific Time on the second business day following the satisfaction or waiver of the conditions (the “Closing Date”). Either party may terminate the Exchange Agreement if a Closing has not occurred on or before June 30, 2022. As of December 31, 2022, the Company is awaiting the passing of its corporate action filed with FINRA so that the Closing may occur. Please see NOTE M - SUBSEQUENT EVENTS for further information.

Consulting Services

On June 29, 2021, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form S-1 and all follow up correspondence with the appropriate regulatory agencies. As of December 31, 2022, the Company has initiated the work to be completed under the Agreement but is awaiting additional information from its client.

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

On February 5, 2022, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form 1-A and all follow up correspondence with the appropriate regulatory agencies. As of December 31, 2022, the Company has initiated the work to be completed under the Agreement but is awaiting additional information from its client.

During the three months ended December 31, 2022, the Company provided consulting services to another publicly traded entity by preparing its quarterly and annual reports. The Company has been paid in full for these services.

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended December 31, 2022.

Please see our Annual Report on Form 10-K for the year ended June 30, 2022 filed on October 13, 2022, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Components of our Results of Operations

Revenues

We sell consumer products either wholesale or direct to consumers. In addition, we generate revenue through the logistics services we offer through our wholly owned subsidiary, Market on Main and consulting services we offer to other publicly traded companies.

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

Results of Operations

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

The following table sets forth information comparing the components of net (loss) income for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Period over Period Change
	2022	2021	$	%
Revenues, net	$14,000	$45,000	$(31,000)	-68.89%
Cost of revenues	-	-	-	-
Gross profit	14,000	45,000	(31,000)	-68.89%

Operating expenses:
Selling, general and administrative	10,314	42,934	(32,620)	-75.98%
Other operating expenses	28,198	46,617	(18,419)	-39.51%
Total operating expenses	38,512	89,551	(51,039)	-56.99%
Operating loss	(24,512)	(44,551)	20,039	44.98%

Other income (expenses):
Interest income	4,411	277	4,134	1,492.42%
Forgiveness of debt and accrued interest	-	15,445	(15,445)	-100.00%
Gain on derivative liability	211,387	560,912	(349,525)	-62.31%
Loss on issuance of notes payable	-	(32,309)	32,309	100.00%
Amortization of debt discounts	-	(154,789)	154,789	100.00%
Interest expense	(7,562)	(12,673)	5,111	40.33%
Total other income	208,236	376,863	(168,627)	-44.74%
Income before income taxes	183,724	332,312	(148,588)	-44.71%
Income tax expense	-	-	-	-
Net income	$183,724	$332,312	$(148,588)	-44.71%

Revenue

For the three months ended December 31, 2022 and 2021, we generated revenue of $14,000 and $45,000, respectively. The decrease in revenue for the three months ended December 31, 2022 is largely attributable to the Company’s decrease in consulting revenue.

Cost of Revenues

For the three months ended December 31, 2022 and 2021, cost of revenues was $- and $-, respectively.

Gross Profit

For the three months ended December 31, 2022 and 2021, gross profit was $14,000 and $45,000, respectively.

Operating Expenses

Operating expenses were $38,512 and $89,551 for the three months ended December 31, 2022 and 2021, respectively, representing a decrease of $51,039, or 56.99%. The Company’s decrease in selling, general and administrative expenses is largely attributable to a reduction in corporate operating expenses.

Other Expenses

Other income was $208,236 and $376,863 for the three months ended December 31, 2022 and 2021, respectively, representing a decrease of $168,627, or 44.74%. The other income for the three months ended December 31, 2022 included interest expense of ($7,562) offset by a gain on derivative liability of $211,387 and interest income of $4,411. The decrease in other income for the three months ended December 31, 2022 was largely attributable to a smaller gain on derivative liability as compared to the three months ended December 31, 2021.

Income tax expense

There was no income tax expense for the three months ended December 31, 2022 and December 31, 2021.

Net Income

For the three months ended December 31, 2022, our net income decreased to $183,724, as compared to $332,312 for three months ended December 31, 2021, a decrease of $148,588. The decrease in net income for the three months ended December 31, 2022 was largely attributable to a smaller gain on derivative liability as compared to the three months ended December 31, 2021.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

The following table sets forth information comparing the components of net (loss) income for the six months ended December 31, 2022 and 2021:

	Six Months Ended December 31,		Period over Period Change
	2022	2021	$	%
Revenues, net	$14,000	$95,000	$(81,000)	-82.65%
Cost of revenues	-	-	-	-
Gross profit	14,000	95,000	(81,000)	-82.65%

Operating expenses:
Selling, general and administrative	12,669	59,252	(46,583)	-78.62%
Other operating expenses	368,863	138,665	230,198	166.01%
Total operating expenses	377,352	197,917	179,435	90.66%
Operating loss	(363,532)	(102,917)	(260,615)	-253.29%

Other (expense) income:
Interest income	8,822	277	8,545	3,084.84%
Forgiveness of debt and accrued interest	-	449,294	449,244	-100.00%
Gain on derivative liability	544,017	562,995	(18,978)	-3.37%
(Loss) on issuance of notes payable	-	(154,355)	154,355	100.00%
Amortization of debt discounts	(49,863)	(261,682)	211,819	80.95%
Interest expense	(15,176)	(41,656)	26,480	63.57%
Total other income (expenses)	487,800	554,873	(67,073)	-12.09%
Income (loss) before income taxes	124,268	451,956	(327,688)	-72.50%
Income tax expense	-	-	-	-
Net income	$124,268	$451,956	$(327,688)	-72.50%

Revenue

For the six months ended December 31, 2022 and 2021, the Company generated $14,000 and $95,000 revenue, respectively. Revenue for the six months ended December 31, 2022 was entirely comprised of revenue generated from consulting services. The decrease in revenue for the six months ended December 31, 2022 is largely attributable to the Company’s decrease in consulting revenue.

Cost of Revenues

For the six months ended December 31, 2022 and 2021, cost of revenues was $- and $-, respectively.

Gross Profit

For the six months ended December 31, 2022 and 2021, gross profit was $14,000 and $95,000, respectively.

Operating Expenses

Operating expenses were $377,352 and $197,917 for the six months ended December 31, 2022 and 2021, respectively, representing an increase of $179,435, or 90.66%. The increase in operating expenses is largely attributable to the increase in officer and director compensation for the six months ended December 31, 2022.

Other (Expenses) Income

Other income was $487,800 and $554,873 for the six months ended December 31, 2022 and 2021, respectively, representing a decrease of $67,073, or 12.09%. The other income for the six months ended December 31, 2022 included amortization of debt discounts of ($49,863), interest expense of ($15,176) offset by a gain on derivative liability of $544,017 and interest income of $8,822. The decrease in other income for the three months ended December 31, 2022 was largely attributable to forgiveness of debt and interest in the amount of $449,294 for the six months ended December 31, 2021 versus $0 for the six months ended December 31, 2022.

Income tax expense

There was no income tax expense for the six months ended December 31, 2022 and 2021.

Net Income

For the six months ended December 31, 2022, our net income decreased to $124,268, as compared to net income of $451,956 for six months ended December 31, 2021, a decrease of $327,688. The decrease in net income for the six months ended December 31, 2022 was largely attributable to forgiveness of debt and interest in the amount of $449,294 for the six months ended December 31, 2021 versus $0 for the six months ended December 31, 2022.

Liquidity and Capital Resources

The following table summarizes the cash flows for the six months ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Cash Flows:

Net cash (used in) provided by operating activities	(324,425)	(137,926)
Net cash (used in) investing activities	-	(150,000)
Net cash provided by (used in) financing activities	-	849,398

Net (decrease) increase in cash	(324,425)	561,472
Cash at beginning of period	324,494	56,300

Cash at end of period	$69	$617,772

As of December 31, 2022 and 2021, the Company had cash of $69 and $617,772, respectively.

We had cash used in operating activities of $324,425 for the six months ended December 31, 2022, compared to $137,926 for the six months ended December 31, 2021.

We had cash used in investing activities of $- and $150,000 for the six months ended December 31, 2022 and 2021, respectively.

We had cash provided by financing activities of $- and $849,398 for the six months ended December 31, 2022 and 2021, respectively, of which $740,150 was cash received from sales of stock under the Company’s Regulation A offering, $136,250 was borrowings from notes payable offset by repayment of a note payable in the amount of ($26,597) and repayment of loans payable-related parties in the amount of ($405) during the six months ended December 31, 2021.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the six months ended December 31, 2022 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

Issuance of common stock – Six months ended December 31, 2022

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

GLOBAL TECHNOLOGIES, LTD

By:	/s/ Jimmy Wayne Anderson
Jimmy Wayne Anderson
President

Date:	February 21, 2023

