Form 10-Q
period 2023-03-31
GLOBAL TECHNOLOGIES LTD
filed 2023-05-23
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-25668

GLOBAL TECHNOLOGIES, LTD

(Exact name of registrant as specified in its charter)

Delaware	86-0970492
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

8 Campus Dr., Suite 105 Parsippany, NJ	07054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 233-5151

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

As of May 22, 2023, there were 14,488,440,097 shares of registrant’s Class A common stock outstanding.

GLOBAL TECHNOLOGIES, LTD

FORM 10-Q

FOR THE NINE MONTHS ENDED MARCH 31, 2023

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2023 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

iii

PART I

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	June 30, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$324,494
Accounts receivable	5,000	5,000
Accrued interest receivable	20,658	7,521
Loan receivable, other	17,533	18,380
Total current assets	43,191	355,395
Property and equipment, less accumulated depreciation of $17,313 and $13,419	19,050	22,944
Notes receivable	350,000	350,000
Total other assets	369,050	372,944
TOTAL ASSETS	$412,241	$728,339

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$52,693	$15,562
Accrued interest	66,912	47,839
Accrued director’s compensation	38,074	-
Notes payable-third parties	300,000	387,500
Loan payable, related party	2,250	2,250
Loan payable-officer	5,387	-
Debt discounts	-	(49,863)
Derivative liability	1,187,689	1,272,799
Total current liabilities	1,653,005	1,676,087

TOTAL LIABILITIES	$1,653,005	$1,676,087

STOCKHOLDERS’ DEFICIENCY
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series K; 3 shares authorized, par value $0.01, as of March 31, 2023 and June 30, 2022, there are 3 and 3 shares outstanding, respectively	-	-
Series L; 500,000 shares authorized, par value $0.01, as of March 31, 2023 and June 30, 2022, there are 276 and 276 shares outstanding, respectively	3	3
Class A Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of March 31, 2023 and June 30, 2022, there are 14,488,440,097 and 13,785,662,319 shares outstanding, respectively	1,448,844	1,378,566
Additional paid- in capital Class A common stock	162,913,727	162,732,907
Additional paid- in capital preferred stock	1,385,113	1,385,113
Accumulated deficit	(166,988,451)	(166,444,337)
Total stockholders’ deficiency	(1,240,764)	(947,748)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$412,241	$728,339

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three and nine months ended March 31, 2023 and 2022

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue earned
Revenue	$-	$11,927	$14,000	$106,927
Cost of goods sold	-	598	-	598
Gross profit	-	11,329	14,000	106,329

Operating Expenses
Officer and director compensation, including stock-based compensation of $0, $10,000, $0 and $20,000, respectively	20,000	20,000	354,467	110,087
Depreciation expense	1,298	1,297	3,894	3,895
Consulting Services	500	37,800	500	37,800
Professional services	20,000	28,189	47,800	74,169
Selling, general and administrative	4,497	36,584	17,166	95,836

Total operating expenses	46,295	123,870	423,827	321,787

Loss from operations	(46,295)	(112,541)	(409,827)	(215,458)

Other income (expenses)
Interest income	4,315	6,000	13,137	6,277
Forgiveness of debt and interest	-	-	-	449,294
Gain (loss) on derivative liability	(619,005)	(84,948)	(74,988)	478,047
Gain (loss) on issuance on notes payable	-	(63,038)	-	(217,393)
Interest expense	(7,397)	(9,428)	(22,573)	(51,084)
Amortization of debt discounts	-	(119,331)	(49,863)	(381,013)

Total other income (expenses)	(622,087)	(270,745)	(134,287)	284,128

Gain (Loss) before provision for income taxes	(668,382)	(383,286)	(544,114)	68,670

Provision for income taxes	-	-	-	-

Net income (loss)	$(668,382)	$(383,286)	$(544,114)	$68,670

Basic and diluted income per common share	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average common shares outstanding – basic and diluted	14,488,440,097	12,499,649,817	14,418,436,085	14,821,421,307

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)

(UNAUDITED)

For the three and nine months ended March 31, 2023 and 2022

For the three months ended March 31, 2023 and 2022:

	Series K		Series L				Common Stock	Additional
	Preferred stock		Preferred stock		Common Stock		to be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at December 31, 2021 (Unaudited)	3	$-	255	$3	12,014,471,903	$1,201,446	212,803	$163,653,239	$(164,714,066)	$353,425
Issuance of common stock for shares purchased through regulation A offering	-	-	-	-	116,700,000	11,670	-	163,380	-	175,050
Issuance of replacement common shares	-	-	-	-	1,100,000,000	110,000	(110,000)	-	-	-
Issuance of common stock to noteholders in satisfaction of principal and interest	-	-	-	-	218,657,083	21,867	-	142,570	-	164,437
Issuance of Series L preferred shares	-	-	-	-	-	-	(102,803)	201,803	-	-
Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	-	(382,286)	(383,286)
Balances March 31, 2022 (Unaudited)	3	$-	276	$3	13,449,828,986	$1,344,983	$-	$164,061,992	$(165,097,352)	$309,626

Balances at December 31, 2022 (Unaudited)	3	$-	276	$3	14,488,440,097	$1,448,844	-	$164,298,840	$(166,320,069)	$(572,382)
Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	-	(668,382)	(668,382)
Balances at March 31, 2023 (Unaudited)	3	$-	276	$3	14,488,440,097	$1,448,844	$-	$164,298,840	$(166,988,451)	$(1,240,764)

For the nine months ended March 31, 2023 and 2022:

	Series K		Series L				Common Stock	Additional
	Preferred stock		Preferred stock		Common Stock		to be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at June 30, 2021	3	$-	255	$3	14,680,293,609	$1,468,029	144,803	162,508,124	$165,166,022	$(1,045,063)
Return of common shares as per court order	-	-	-	-	(2,991,000,000)	(299,100)	-	299,100	-	-
Return of common shares	-	-	-	-	(390,000,000)	(39,000)	68,000	(29,000)	-	-
Issuance of replacement common shares	-	-	-	-	1,100,000,000	110,000	(110,000)	-	-	-
Issuance of common stock for shares purchased through Regulation A offering	-	-	-	-	610,133,333	61,013	-	854,187	-	915,200
Issuance of common stock to noteholders in satisfaction of principal and interest	-	-	-	-	313,727,220	31,374	-	339,625	-	370,819
Cashless exercise of warrant	-	-	-	-	126,674,824	12,667	-	(12,667)	-	-
Issuance of Series L Preferred shares	-	-	21	-	-	-	(102,803)	102,803	-	-
Net income for the nine months ended March 31, 2022	-	-	-	-	-	-	-	-	68,670	68,670
Balances at March 31, 2022 (Unaudited)	3	$-	276	$3	13,449,828,986	$1,344,983	-	$164,061,992	$(165,097,352)	$309,626

Balances at June 30, 2022	3	$-	276	$3	13,785,662,319	$1,378,566	-	$164,118,020	$(166,444,337)	$(947,748)
Issuance of common stock to a noteholder in satisfaction of principal and interest	-	-	-	-	702,777,778	70,278	-	180,820	-	251,098
Net loss for the nine months ended March 31, 2023	-	-	-	-	-	-	-	-	(544,114)	(544,114)
Balances at March 31, 2023 (Unaudited)	3	$-	276	$3	14,488,440,097	$1,448,844	-	$164,298,840	$(166,988,451)	$(1,240,764)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the nine months ended March 31, 2023 and 2022

	March 31, 2023	March 31, 2022

OPERATING ACTIVITIES:
Net income (loss)	$(544,114)	$68,670
Adjustment to reconcile net loss to net cash provided by operating activities:
Gain from forgiveness of debt and interest	-	(449,294)
Derivative liability loss (gain)	74,988	(478,047)
Loss on issuance of notes payable	-	217,393
Depreciation	3,894	3,895
Amortization of debt discounts	49,863	381,013
Changes in operating assets and liabilities:
Inventory	-	(12,402)
Accounts receivable	-	(30,000)
Accrued Interest receivable	(13,137)	(6,277)
Prepaid director’s compensation	-	12,000
Prepaid management services	-	(33,333)
Loans receivable	847	-
Receivable, other	-	(14,598)
Accounts payable	37,131	(123)
Accrued interest	22,573	60,227
Accrued director’s compensation	38,074	-
Net cash (used in) operating activities	(329,881)	(280,876)

INVESTING ACTIVITIES:
Notes receivable-long-term	-	(250,000)
Net cash (used in) investing activities	-	(250,000)

FINANCING ACTIVITIES:
Issuance of stock for Regulation A financing	-	915,200
Repayments under loans payable-related parties	-	(8,927)
Repayments under notes payable	-	(26,597)
Borrowings from loans payable-officer	5,387	-
Borrowings from notes payable	-	223,750
Net cash provided by financing activities	5,387	1,103,426

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(324,494)	572,550

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	324,494	56,300

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$628,850

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Cancellation of common stock and stock to be issued	$-	$212,803
Cancellation of common stock as per court order	$-	$299,100
Issuance of common stock for debt and accrued interest	$251,098	$370,819

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2023 and 2022

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

As of March 31, 2023, Global Technologies had five wholly-owned subsidiaries: TCBM Holdings, LLC (“TCBM”), HMNRTH, LLC (“HMNRTH”), 911 Help Now, LLC (“911”), Markets on Main, Inc. (“MOM”) and Tersus Power, Inc. (“Tersus”). As of March 31, 2023, the Company had a minority investment in one entity, Global Clean Solutions, LLC.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2023 and 2022

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

For the nine months ended March 31, 2023 and 2022

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

Share Exchange Agreement with Tersus Power, Inc. (Nevada)

During the three months ended March 31, 2023, the Company received notification from FINRA that the proposed corporate action submission, as noted within the Tersus Power Share Exchange Agreement, had passed the allotted time for the corporate action to become effective. The Company is in the process of refiling the same corporate action. The delay on the corporate action becoming effective has required Tersus Power to seek alternate financing and to reevaluate its business plan. As of the date of this filing, it is highly unlikely the Agreement will close due to the delays.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2023 and 2022

(Unaudited)

NOTE A – ORGANIZATION (cont’d)

Consulting Services

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

On February 5, 2022, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form 1-A and all follow up correspondence with the appropriate regulatory agencies. As of March 31, 2023, the Company has initiated the work to be completed under the Agreement but is awaiting additional information from its client.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2023 and 2022

(Unaudited)

NOTE B – BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

For the nine months ended March 31, 2023 and 2022

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

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents. The Company has cash on deposit at one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. In the future, the Company may reduce its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $0 of cash and cash equivalents at March 31, 2023 of which none was held in foreign bank accounts and $0 was not covered by FDIC insurance limits as of March 31, 2023.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2023 and 2022

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amounts and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At March 31, 2023 and June 30, 2022, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Concentrations of Risks

Concentration of Accounts Receivable –At March 31, 2023 and June 30, 2022, the Company had $5,000 and $5,000 in accounts receivable, respectively. For the nine months ended March 31, 2023, one customer accounted for 100% of accounts receivable.

Concentration of Revenues – For the nine months ended March 31, 2023, the Company generated $14,000 in revenue from one customer. For the nine months ended March 31, 2022, the Company generated $106,927 revenue.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers.

Concentration of Loans Receivable, Other –At March 31, 2023 and June 30, 2022, the Company had $17,533 and $18,380 in loans receivable, other. At March 31, 2023 and June 30, 2022, one borrower accounted for 100% of the Company’s total loans receivable, other. The one borrower is controlled by the Company’s sole officer and director.

Concentration of Notes Receivable – The Company had notes receivable of $350,000 and $350,000 at March 31, 2023 and June 30, 2022, respectively. At March 31, 2023, one borrower accounted for 100% of the Company’s total notes receivable.

Income Taxes

In accordance with Accounting Standards Codification (ASC) 740 – Income Taxes, the provision for income taxes is computed using the asset and liability method. The asset and liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is not more likely than not that a deferred tax asset will be realized.

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2023, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2023 and 2022

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

For the nine months ended March 31, 2023 and 2022

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

For the nine months ended March 31, 2023 and 2022

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

For the nine months ended March 31, 2023 and 2022

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the nine months ended March 31, 2023 and 2022 the Company excluded 33,600,000,000 and 2,689,890,710, respectively, shares relating to convertible notes payable to third parties and shares issuable upon conversion of the Company’s Series L Preferred stock.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2023 and 2022

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

For the nine months ended March 31, 2023 and 2022

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

For the nine months ended March 31, 2023 and 2022

(Unaudited)

NOTE D – ACQUISITION OF TCBM HOLDINGS, LLC (cont’d)

In performing the annual impairment test, the fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. For goodwill, the Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is required only if the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. For quantitative testing, the Company compares the fair value of each reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

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

Assets acquired	As of November 30, 2019

Cash	$546,411
Inventory (i)	70,580
Property, plant and equipment (ii)	36,363
653,354
Goodwill (iii)	1,346,646
Total purchase price	$2,000,000

(i)	Inventories acquired were sold on March 11, 2020
(ii)	Property, plant and equipment acquired includes computers, software and other office equipment.
(iii)	Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from November 30, 2019 through March 31, 2023 were as follows:

Balance as of November 30, 2019	$1,346,646
Additions and adjustments	(1,346,646)
Balance as of March 31, 2023	$-

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2023 and 2022

(Unaudited)

NOTE D – ACQUISITION OF TCBM HOLDINGS, LLC (cont’d)

For the nine months ended March 31, 2023 and year ended June 30, 2022, the Company recorded an impairment of goodwill in the amount of $0 and $473,323, respectively. During the fourth quarter of fiscal 2021 (second calendar quarter of 2021), the Company performed an interim goodwill impairment analysis on the TCBM Holdings, LLC acquisition and its $946,646 goodwill balance based on assessed potential indicators of impairment, including recent disruptions to the domestic CBD market resulting from the COVID-19 pandemic, the increasing uncertainty of near-term demand requirements, supply constraints and financing constraints. In the previous 2020 annual goodwill impairment evaluation, this reporting unit had a fair value of approximately 100% of the carrying value. The impairment assessment and valuation method require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. As a result of the fourth quarter 2021 goodwill impairment evaluation, the Company determined that the fair value of the TCBM Holdings, LLC acquisition was below carrying value, including goodwill, by $473,323. This was primarily due to changes in the timing and amount of expected cash flows resulting from lower projected revenues, profitability and cash flows due to near-term reductions in the domestic CBD market.

NOTE E - PROPERTY AND EQUIPMENT

	March 31, 2023	June 30, 2022

Property and Equipment	$36,363	$36,363
Less: accumulated depreciation	(17,313)	(13,419)
Total	$19,050	$22,944

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the nine months ended March 31, 2023 and 2022 was $3,894 and $3,895, respectively.

NOTE F – NOTE RECEIVABLE

	March 31, 2023	June 30, 2022

Note receivable- Tersus Power, Inc.	$350,000	$350,000
Total	$350,000	$350,000

(i)	On December 14, 2021, the Company, was issued a Senior Secured Promissory Note (the “Note”) in the principal amount of $500,000 by Tersus Power, Inc. (the “Borrower”). The Note shall bear interest at 5% annually, be amortized over 25 years and the Borrower shall pay the full amount of principal and interest in one balloon payment on December 14, 2026 (the “Maturity Date”). The Note is secured, through a Security Agreement, by all current and future assets of the Borrower. The Lender shall advance the Borrower funds, up to $500,000, prior to the closing of the proposed merger between the Lender and the Borrower. The first tranche, in the amount of $37,500, was advanced by the Lender on December 14, 2021. As of March 31, 2023, the Company has advanced the Borrower $350,000.
(ii)	The convertible note receivable is considered available for sale debt securities with a private company that is not traded in active markets. Since observable price quotations were not available at acquisition, fair value was estimated based on cost less an appropriate discount upon acquisition. The discount of each instrument is accreted into interest income over the respective term as shown within the Company’s Condensed Consolidated Statements of Operations.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2023 and 2022

(Unaudited)

NOTE G – ACCRUED OFFICER AND DIRECTOR COMPENSATION

Accrued officer and director compensation is due to Wayne Anderson, the sole officer and director of the Company, and consists of:

	March 31, 2023	June 30, 2022

Pursuant to January 26, 2018 Board of Directors Service Agreement	$38,074	$-
Total	$38,074	$-

For the nine months ended March 31, 2023 and year ended June 30, 2022, the balance of accrued officer and director compensation changed as follows:

	Pursuant to Employment Agreements	Pursuant to Board of Directors Services Agreements	Total

Balances at June 30, 2022	-	-	-
Officer’s/director’s compensation for the nine months ended March 31, 2023 (i)	-	60,000	60,000
Cash compensation		(21,926)	(21,926)
Balances at March 31, 2023	$-	$38,074	$38,074

(i)	On July 1, 2021, the Company executed a new Board of Directors Service Agreement with Jimmy Wayne Anderson. Under the terms of the Agreement, Mr. Anderson shall receive a one-time bonus payment of Fifty Thousand and no/100 dollars ($50,000.00) upon execution of the Agreement, and Twenty Thousand and no/100 dollars ($20,000.00) paid to Mr. Anderson on the last calendar day of each quarter as long as Mr. Anderson continues to fulfill his duties and provide the services set forth above. The compensation of $20,000 per quarter shall commence with the third calendar quarter of 2021 (first fiscal quarter of 2022).

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2023 and 2022

(Unaudited)

NOTE H – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	March 31, 2023	June 30, 2022

Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2022, with unamortized debt discount of $0 and $0 at, March 31, 2023 and June 30, 2022, respectively (i)	100,000	100,000
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2022, with unamortized debt discount of $0 and $0 at March 31, 2023 and June 30, 2022, respectively (ii)	200,000	200,000
Convertible Promissory Note dated January 13, 2022 payable to Sixth Street Lending, LLC (“Sixth Street”), interest at 8%, due January 13, 2023 with unamortized debt discount of $0 and $23,613 at, March 31, 2023 and June 30, 2022, respectively (iii)	-	43,750
Convertible Promissory Note dated February 4, 2022 payable to Sixth Street Lending, LLC (“Sixth Street”), interest at 8%, due February 4, 2023 with unamortized debt discount of $0 and $26,250 at, March 31, 2023 and June 30, 2022, respectively (iv)	-	43,750
Totals	$300,000	$387,500

(i)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of March 31, 2023, $100,000 principal plus $12,466 interest were due.

(ii)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of March 31, 2023, $200,000 principal plus $24,932 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2023 and 2022

(Unaudited)

NOTE H – NOTES PAYABLE, THIRD PARTIES (cont’d)

(iii)	On January 13, 2022, the Company issued to Sixth Street Lending, LLC (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $43,750. The Convertible Note has a term of one (1) year (Maturity Date of January 13, 2023) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets.” The transaction closed on January 14, 2022. On July 14, 2022, the Company issued 111,111,111 shares of common stock with a fair market value of $33,333 to the noteholder in satisfaction of $20,000 principal against the Convertible Note. On July 15, 2022, the Company issued 212,500,000 shares of common stock with a fair market value of $63,750 to the Investor in satisfaction of $23,750 principal and $1,750 interest against the Convertible Note. As of March 31, 2023, the Convertible Note was paid in full.

(iv)	On February 4, 2022, the Company issued to Sixth Street Lending, LLC (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $43,750. The Convertible Note has a term of one (1) year (Maturity Date of February 4, 2023) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets.” The transaction closed on February 7, 2022. On August 8, 2022, the Company issued 379,166,667 shares of common stock with a fair market value of $113,750 to the Investor in satisfaction of $43,750 principal and $1,750 interest against the Convertible Note. As of March 31, 2023, the Convertible Note was paid in full.

Income from forgiveness of principal and interest on convertible notes payable consists of:

	March 31, 2023	June 30, 2022

Forgiveness of Graphene Holdings, LLC principal and interest	-	449,293

Total	$-	$449,293

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2023 and 2022

(Unaudited)

NOTE I - DERIVATIVE LIABILITY

The derivative liability at March 31, 2023 and June 30, 2022 consisted of:

	March 31, 2023	June 30, 2022

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for further information	$1,187,689	$1,023,744
Convertible Promissory Note payable to Sixth Street Lending, LLC. Please see NOTE H – NOTES PAYABLE, RELATED PARTIES for further information	-	249,055
Total derivative liability	$1,187,689	$1,272,799

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

The fair value of the derivative liability was measured at the respective issuance dates and at March 31, 2023, and June 30, 2022 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at March 31, 2023 were (1) stock price of $0.0002 per share, (2) conversion price of $0.00005 per share, (3) term of 6 months, (4) expected volatility of 502.26%, and (5) risk free interest rate of 4.94%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2022 were (1) stock price of $0.0004 per share, (2) conversion prices ranging from $0.0001 to $0.000122 per share, (3) term of 6 months to 8 months, (4) expected volatility of 305.48%, and (5) risk free interest rate of 0.05% to 0.34%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3

Balance at June 30, 2022	$1,272,799
Additions	-
(Gain)Loss	74,988
Change resulting from conversions and payoffs	(160,098)
Balance at March 31, 2023	$1,187,689

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2023 and 2022

(Unaudited)

NOTE J - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. At March 31, 2023 and June 30, 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At March 31, 2023 and June 30, 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At March 31, 2023 and June 30, 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2023 and 2022

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At March 31, 2023 and June 30, 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At March 31, 2023 and June 30, 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. At March 31, 2023 and June 30, 2022, the Company had 3 and 3 shares issued and outstanding, respectively.

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

For the nine months ended March 31, 2023 and 2022

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

Series L Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series L Preferred Stock, par value $0.01. The designation of the new Series L Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue five hundred thousand (500,000) shares of the Series L Preferred Stock. At March 31, 2023 and June 30, 2022, the Company had 276 and 276 shares issued and outstanding, respectively.

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

For the nine months ended March 31, 2023 and 2022

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

For the nine months ended March 31, 2023 and 2022

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

For the nine months ended March 31, 2023 and 2022

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

For the nine months ended March 31, 2023 and 2022

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

At March 31, 2023 and June 30, 2022, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At March 31, 2023 and June 30, 2022, the Company has 14,488,440,097 and 13,785,662,319 shares issued and outstanding, respectively. At March 31, 2023 and June 30, 2022, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At March 31, 2023 and June 30, 2022, the Company has 0 and 0 shares issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the nine months ended March 31, 2023 and year ended June 30, 2022, the Company issued and/or sold the following unregistered securities:

Common Stock:

Common stock issued during the nine months ended March 31, 2023

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

For the nine months ended March 31, 2023 and 2022

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2023 and 2022

(Unaudited)

NOTE J - CAPITAL STOCK (cont’d)

Preferred Stock:

Preferred stock issued during the nine months ended March 31, 2023

None

Preferred stock issued during the year ended June 30, 2022

On February 15, 2022, the Company issued 21 shares of the Company’s Series L Preferred Stock to the Company’s sole officer and director as reimbursement for returning 1,028,030,000 shares of common stock to the Company.

Warrants and Options:

None.

As of March 31, 2023, the Company had no outstanding warrants or options.

NOTE K - COMMITMENTS AND CONTINGENCIES

Occupancy

As of March 31, 2023, the Company maintains office space at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701 and is not required to reimburse Sylios Corp for monthly rent. The Company anticipates that this relationship will change with the hiring of additional employees, and it will be required to enter into a lease for a separate office space.

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of March 31, 2023, we had an accumulated deficit of $166,988,451. For the nine months ended March 31, 2023, we had cash used in operating activities of $329,881. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

For the nine months ended March 31, 2023 and 2022

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

NOTE M - SUBSEQUENT EVENTS

On May 17, 2023, the Company appointed Frederick Kalei Cutcher to its Board of Directors.

On May 17, 2023, the Company’s Board of Directors elected to increase the Company’s number of authorized shares of its Class A Common Stock from 14,991,000,000 to 19,991,000,000. The Company will file an Amendment to its Articles of Incorporation during the quarter ended June 30, 2023.

On May 17, 2023, Jimmy Wayne Anderson resigned in his role as an officer and director of the Company. Mr. Cutcher was retained as the Company’s new Chief Executive Officer and Principal Financial Officer.

On May 17, 2023, the Company entered into an Employment Agreement (the “Agreement”) with Mr. Cutcher for his role as the Company’s Chief Executive Officer. Under the terms of the Agreement, Mr. Cutcher is to receive a base salary of $100,000 and $100,000 in Restricted Stock Units that vest at the end of the initial term of the Agreement. The Agreement has a term of one year and shall renew for successive one-year terms unless either party terminates the Agreement. The Agreement is effective as of May 17, 2023.

On May 17, 2023, the Company executed a Convertible Note (the “Convertible Note”) payable to Hillcrest Ridgewood Partners, LLC in the principal amount of $40,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (May 17, 2024) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Price (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 8% annually. The transaction closed on May 18, 2023.

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

As of March 31, 2023, Global Technologies had five wholly-owned subsidiaries: TCBM Holdings, LLC (“TCBM”), HMNRTH, LLC (“HMNRTH”), 911 Help Now, LLC (“911”), Markets on Main, Inc. (“MOM”) and Tersus Power, Inc. (“Tersus”). As of March 31, 2023, the Company had a minority investment in one entity, Global Clean Solutions, LLC.

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

Share Exchange Agreement with Tersus Power, Inc. (Nevada)

During the three months ended March 31, 2023, the Company received notification from FINRA that the proposed corporate action submission, as noted within the Tersus Power Share Exchange Agreement, had passed the allotted time for the corporate action to become effective. The Company is in the process of refiling the same corporate action. The delay on the corporate action becoming effective has required Tersus Power to seek alternate financing and to reevaluate its business plan. As of the date of this filing, it is highly unlikely the Agreement will close due to the delays.

Consulting Services

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

On February 5, 2022, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form 1-A and all follow up correspondence with the appropriate regulatory agencies. As of March 31, 2023, the Company has initiated the work to be completed under the Agreement but is awaiting additional information from its client.

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended March 31, 2023.

Please see our Annual Report on Form 10-K for the year ended June 30, 2022 filed on October 13, 2022, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Components of our Results of Operations

Revenues

We generate revenue by selling consumer products either wholesale or direct to consumers, providing logistics services through our wholly owned subsidiary, Market on Main, and through our consulting services we offer to other publicly traded companies.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth information comparing the components of net (loss) income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Period over Period Change
	2023	2022	$	%
Revenues, net	$-	$11,927	$(11,927)	-100.00%
Cost of revenues	-	598	(598)	-100.00%
Gross profit	-	11,329	(11,329)	-100.00%

Operating expenses:
Selling, general and administrative	4,497	36,584	(32,087)	-87.71%
Stock-based compensation	20,000	20,000	-	0.00%
Other operating expenses	21,798	67,286	(45,488)	-67.61%
Total operating expenses	46,295	123,870	(77,575)	-62.63%
Operating loss	(46,295)	(112,541)	66,246	-58.86%

Other income (expenses):
Interest income	4,315	6,000	(1,685)	-28.08%
Gain (loss) on derivative liability	(619,005)	(84,948)	(534,057)	628.67%
Gain (loss) on issuance of notes payable	-	(63,038)	63,038	-100.00%
Amortization of debt discounts	-	(119,331)	119,331	-100.00%
Interest expense	(7,397)	(9,428)	2,031	-21.54%
Total other income(expenses)	(622,087)	(270,745)	(351,342)	129.77%
Gain(loss) before income taxes	(668,382)	(383,286)	(285,096)	74.38%
Income tax expense	-	-	-	-
Net (loss)	$(668,382)	$(383,286)	$(285,096)	74.38%

Revenue

For the three months ended March 31, 2023 and 2022, we generated revenue of $- and $11,927, respectively. The decrease in revenue for the three months ended March 31, 2023 is largely attributable to the Company’s decrease in consulting revenue.

Cost of Revenues

For the three months ended March 31, 2023 and 2022, cost of revenues was $- and $598, respectively.

Gross Profit

For the three months ended March 31, 2023 and 2022, gross profit was $- and $11,329, respectively.

Operating Expenses

Operating expenses were $46,295 and $123,870 for the three months ended March 31, 2023 and 2022, respectively, representing a decrease of $77,575, or 62.63%. The Company’s decrease in selling, general and administrative expenses, as well as fees for consulting services, were largely attributable to a reduction in corporate operating expenses.

Other Income (Expenses)

Other income (expense) was ($622,087) and ($270,745) for the three months ended March 31, 2023 and 2022, respectively, representing an increase of ($351,342), or 129.77%. The other income (expense) for the three months ended March 31, 2023 included interest expense of ($7,397), loss on derivative liability of ($619,005) offset by interest income in the amount of $4,315. The increase in other income (expense) for the three months ended March 31, 2023 was largely attributable to an increased loss on derivative liability as compared to the three months ended March 31, 2022.

Income Tax Expense

There was no income tax expense for the three months ended March 31, 2023 or for the three months ended March 31, 2022.

Net (Loss)

For the three months ended March 31, 2023, our net loss increased to ($668,382), as compared to ($383,286) for three months ended March 31, 2022, an increase of ($285,096). The increase in net loss for the three months ended March 31, 2023 was largely attributable to a loss on derivative liability as compared to the three months ended March 31, 2022.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

The following table sets forth information comparing the components of net (loss) income for the nine months ended March 31, 2023 and 2022:

	Nine Months Ended March 31,		Period over Period Change
	2023	2022	$	%
Revenues, net	$14,000	$106,927	$(92,927)	-86.91%
Cost of revenues	-	598	(598)	-100.00%
Gross profit	14,000	106,329	(92,329)	-86.83%

Operating expenses:
Selling, general and administrative	17,166	95,836	(78,670)	-82.09%
Stock-based compensation	354,467	110,087	244,380	221.99%
Other operating expenses	52,194	115,864	(63,670)	-54.95%
Total operating expenses	423,827	321,787	102,040	31.71%
Operating loss	(409,827)	(215,458)	(194,369)	90.21%

Other (expense) income:
Interest income	13,137	6,277	6,860	109.29%
Forgiveness of debt and accrued interest	-	449,294	(449,244)	-100.00%
Gain (Loss) on derivative liability	(74,988)	478,047	(553,035)	-115.69%
Gain (Loss) on issuance of notes payable	-	(217,393)	217,393	-100.00%
Amortization of debt discounts	(49,863)	(381,013)	331,150	-86.91%
Interest expense	(22,573)	(51,084)	28,511	-55.81%
Total other income (expenses)	(134,287)	284,128	(418,415)	-147.26%
Income (loss) before income taxes	(544,114)	68,670	(612,784)	-892.36%
Income tax expense	-	-	-	-
Net income (loss)	$(544,114)	$68,670	$(612,784)	-892.36%

Revenue

For the nine months ended March 31, 2023 and 2022, the Company generated $14,000 and $106,927 revenue, respectively. Revenue for the nine months ended March 31, 2023 was entirely comprised of revenue generated from consulting services. The decrease in revenue for the nine months ended March 31, 2023 is largely attributable to the Company’s decrease in consulting revenue.

Cost of Revenues

For the nine months ended March 31, 2023 and 2022, cost of revenues was $- and $598, respectively.

Gross Profit

For the nine months ended March 31, 2023 and 2022, gross profit was $14,000 and $106,329, respectively.

Operating Expenses

Operating expenses were $423,827 and $321,787 for the nine months ended March 31, 2023 and 2022, respectively, representing an increase of $102,040, or 31.71%. The increase in operating expenses is largely attributable to the increase in stock-based compensation for the nine months ended March 31, 2023.

Other Income (Expenses)

Other income (expense) was ($134,287) and $284,128 for the nine months ended March 31, 2023 and 2022, respectively, representing a decrease of ($418,415), or 147.26%. The other income (expenses) for the nine months ended March 31, 2023 included amortization of debt discounts of ($49,863), interest expense of ($22,573), loss on derivative liability of ($74,988) offset by interest income of $13,137. The decrease in other income for the nine months ended March 31, 2023 was largely attributable to forgiveness of debt and interest in the amount of $449,294 and gain on derivative liability of $478,047 for the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2023.

Income tax expense

There was no income tax expense for the nine months ended March 31, 2023 and 2022.

Net Income (Loss)

For the nine months ended March 31, 2023, our net loss increased to ($544,114), as compared to net income of $68,670 for nine months ended March 31, 2022, a decrease of ($612,784). The increase in net loss for the nine months ended March 31, 2023 was largely attributable to forgiveness of debt and interest in the amount of $449,294 for the nine months ended March 31, 2022 versus $0 for the nine months ended March 31, 2023.

Liquidity and Capital Resources

The following table summarizes the cash flows for the nine months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Cash Flows:

Net cash (used in) operating activities	(329,881)	(280,876)
Net cash (used in) investing activities	-	(250,000)
Net cash provided by financing activities	5,387	1,103,426

Net (decrease) increase in cash	(324,494)	572,500
Cash at beginning of period	324,494	56,300

Cash at end of period	$-	$628,850

As of March 31, 2023 and 2022, the Company had cash of $- and $628,850, respectively.

We had cash used in operating activities of $329,881 for the nine months ended March 31, 2023, compared to $280,876 for the nine months ended March 31, 2022.

We had cash used in investing activities of $- and $250,000 for the nine months ended March 31, 2023 and 2022, respectively.

We had cash provided by financing activities of $5,387 and $1,103,426 for the nine months ended March 31, 2023 and 2022, respectively.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended March 31, 2023 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

Issuance of common stock – Nine months ended March 31, 2023

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit	Description

3.1	Articles of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.2	Amended and Restated Certificate of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.3	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Delaware (previously filed with Amendment No. 1 to Form 10 on July 24, 2020)
3.4	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Delaware (previously filed with Form 10 on June 8, 2020)
3.5	Amended and Restated Bylaws of Global Technologies, Ltd (previously filed with Form 8-K on January 21, 2021)
10.1	Senior Secured Promissory Note between Tersus Power, Inc. and Global Technologies, Ltd (previously filed with Form 8-K on December 20, 2021)
10.2	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated January 13, 2022 (previously filed with Form 8-K on January 21, 2022)
10.3	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated January 13, 2022 (previously filed with Form 8-K on January 21, 2022)
10.4	Exclusive Distribution Agreement (previously filed with Form 8-K on January 24, 2022)
10.5	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated February 4, 2022 (previously filed with Form 8-K on February 9, 2022)
10.6	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated February 4, 2022 (previously filed with Form 8-K on February 9, 2022)
10.7+	Employment Agreement between the Company and Frederick Kalei Cutcher date May 17, 2023
10.8*	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated May 17, 2023
21.1	Articles of Incorporation of Markets on Main, Inc. (previously filed with Form 8-K on January 5, 2022)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

101*	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TECHNOLOGIES, LTD

By:	/s/ Frederick Kalei Cutcher
Frederick Kalei Cutcher
President

Date:	May 23, 2023

