Form 10-K
period 2023-06-30
GLOBAL TECHNOLOGIES LTD
filed 2023-12-29
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 000-25668

GLOBAL TECHNOLOGIES, LTD

(Exact name of registrant as specified in its charter)

Delaware	86-0970492
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

8 Campus Drive Suite 105 Parsippany, NJ	07054
(Address of principal executive offices)	(Zip Code)

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value on December 31, 2022 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $1,448,844. The registrant does not have non-voting common stock outstanding.

As of December 27, 2023, there were 14,688,440,097 shares of the registrant’s Class A common stock outstanding.

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

OTHER PERTINENT INFORMATION

As used in this annual report, “Global Technologies,” the “Company,” “we,” “us,” or “our” refer to Global Technologies, Ltd, a Delaware corporation, and all of its subsidiaries, unless otherwise indicated.

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

2

PART I

Item 1. Business.

Overview

Global Technologies, Ltd was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd.

Our principal executive office is located at 8 Campus Drive, Suite 105 Parsippany, New Jersey 07054 and our telephone number is (973) 233-5151. Our website address is www.globaltechnologiesltd.info. The information provided on our website is not part of this Annual Report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this Annual Report.

Current Operations

Global Technologies, Ltd (“Global”) is a company with a strong focus on entering new markets including the acquisition and redevelopment of distressed properties. The company seeks to capitalize on underutilized or undervalued assets, creating opportunities for growth, and delivering exceptional value to shareholders.

Our wholly owned subsidiaries:

Fox Trott Tango, LLC Acquisition

On June 20, 2023, the Company (the “Buyer”) and TXC Services, LLC (“Seller”) (together, the “Parties”) entered into a Membership Interest Purchase Agreement (“MIPA”) for the purchase of all 2,500,000 issued and outstanding Membership Units (“Membership Units”) of Fox Trot Tango, LLC (“FTT”), a Delaware limited liability company.

Subsequent to year end (July 25, 2023), the Parties entered into an Amended and Restated Membership Interest Purchase Agreement, Assignment, Secured Convertible Note, Securities Purchase Agreement and a Security Agreement and Pledge of Membership Units. In addition, the Company executed a Guaranty Agreement for the benefit of TK Management Services, LLC.

On this same date, the Company’s new wholly owned subsidiary, FTT, executed a Deed to Secure Debt in favor of the Seller.

Amended and Restated Membership Interest Purchase Agreement (“Amended MIPA”)

The purchase price for the purchase of all Membership Units was $6,500,000 payable from the Buyer to the Seller as follows:

(a) Buyer’s assumption of a certain promissory note in favor of TK Management Services, Inc. (“TK”), in the principal amount of $1,500,000 dated January 6, 2022 (“TK Secured Note”) secured by the Property as collateral, pursuant to a certain Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing (“TK Security Deed”) and other liabilities; and

(b) The issuance of a Secured Convertible Note, in the principal amount of $1,600,000, in favor of Seller (“Seller Secured Note”) and Securities Purchase Agreement (“Seller SPA”), secured by the Property as collateral, pursuant to a certain Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing (“Seller Security Deed”), subordinate to the TK Security Deed and by the Purchased Interest; and

(c) Earn-Out Lease Milestones. Seller shall receive up to Six Hundred and Eighty (680) shares of Series L Preferred Stock (“Series L Preferred”) valued at up to $3,400,000, based on the following earn-out lease milestones:

(i)	Lease of 25% of the square footage of the Property, Seller shall receive 25% of the Series L Preferred;
(ii)	Lease of 50% of the square footage of the Property, Seller shall receive 50% of the Series L Preferred;
(iii)	Lease of 75% of the square footage of the Property, Seller shall receive 75% of the Series L Preferred; and
(iv)	Lease of 100% of the Property, Seller shall receive 100% of the Series L Preferred.

In the event that the Buyer is in default under this Agreement, or any of the Transaction Documents including, but not limited to, the assumption and guaranty of the TK Secured Note, the TK Security Deed, the Seller Secured Note, Seller SPA, the Seller Security Deed or if Buyer fails to issue to Seller duly authorized the Series L Preferred, the Seller shall have the right to exercise any and all remedies under the this Agreement and the other Transaction Documents, including, but not limited to, exercising its right to receive a return of the Purchased Interest pursuant to an assignment from Buyer, without recourse by the Buyer, in accordance with the Collateral Assignment.

Securities Purchase Agreement (“Seller SPA”)

On July 25, 2023, the Company and TXC Services, LLC entered into the Seller SPA for the issuance and sale of a Secured Convertible Note with an initial principal amount of $1,600,000 (the “Seller Secured Note”).

The Securities Purchase Agreement provides for the purchase by the Investor and the sale by the Company of the Seller Secured Note. The Securities Purchase Agreement contains representations and warranties of the Company and the Investor that are typical for transactions of this type. The representations and warranties made by the Company in the Securities Purchase Agreement are qualified by reference to certain exceptions contained in disclosure schedules delivered to the Investor. Accordingly, the representations and warranties contained in the Securities Purchase Agreement should not be relied upon by third parties who have not reviewed those disclosure schedules and the documentation surrounding the transaction as a whole.

The Securities Purchase Agreement also obligates the Company to indemnify the Investor for certain losses resulting from (1) any misrepresentation or breach of any representation or warranty made by the Company or any subsidiary of the Company, (2) any breach of any obligation of the Company or, any subsidiary of the Company, of the Securities Purchase Agreement or any agreements and instruments entered into or connection with the Securities Purchase Agreement and (3) certain third party claims.

Secured Convertible Note (“Seller Secured Note”)

On July 25, 2023, the Company and FTT (collectively, the “Borrower”) executed the Seller Secured Note payable to TXC Services, LLC (“Holder”) in the principal amount of $1,600,000. The Seller Secured Note has a term of one (1) year, Maturity Date of July 25, 2024, and bears interest at 6% per annum. Any Principal Amount or interest on this Seller Secured Note which is not paid when due shall bear interest at the rate of eighteen percent (18%) per annum from the due date thereof until the same is paid (“Default Interest”).

The Seller Secured Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Seller Secured Note shall be convertible into shares of Common Stock hereunder shall be 100% multiplied by the Market Price (as defined herein) subject to adjustment as described herein (“Conversion Price”). “Market Price” means the lowest one (1) Trading Price (as defined below) for the Common Stock during the three (3) Trading Day period ending on the last complete Trading Day prior to the Conversion Date subject to adjustment as provided in this Seller Secured Note. The Seller Secured Note will contain certain limitations on conversion. It provides that no conversion may be made if, after giving effect to the conversion, the Investor would own in excess of 9.99% of the Company’s outstanding shares of Common Stock. This percentage may be increased or decreased to a percentage not to exceed 9.99%, at the option of the Investor, except any increase will not be effective until 61 days prior notice to the Company.

The Seller Secured Note will impose penalties on the Company for any failure to timely deliver any shares of its Common Stock issuable upon conversion.

The Seller Secured Note will contain events of default that are typical for transactions of this type, as well as the following events:

●	the failure to issue Conversion Shares registered with the SEC or pursuant an exemption of the applicable Registration Statement in accordance with Regulation A. from and after the Public Company Date, the suspension from trading or the failure of the Common Stock to be trading or listed (as applicable) on an Eligible Market for a period of five (5) consecutive Trading Days;

●	except to the extent the Company is in compliance with Section 9(b), at any time following the tenth (10th) consecutive day that the Holder’s Authorized Share Allocation (as defined in Section 9(a)) is less than 200% of the sum of (A) the number of shares of Common Stock that the Holder would be entitled to receive upon a conversion of the full Conversion Amount of this Note (without regard to any limitations on conversion set forth in Section 3(d) or otherwise;

●	the Company’s (A) failure to cure a Conversion Failure or a Delivery Failure by delivery of the required number of shares of Common Stock within five (5) Trading Days after the applicable Conversion Date or Exercise Date) (as the case may be) or (B) written notice to any holder of the Notes, including, without limitation, by way of public announcement or through any of its agents and such notice of such Company’s agent is not withdrawn by the Company within one (1) Trading Day, at any time, of its intention not to comply, as required, with a request for conversion of any Notes into shares of Common Stock that is requested in accordance with the provisions of the Notes, other than pursuant to Section 3(d);

●	the Company’s, any Guarantor or any Subsidiary’s failure to pay to the Holder any amount of Principal, Interest, Late Charges or other amounts when and as due under this Note (including, without limitation, the Company’s, any Guarantor’s or any Subsidiary’s failure to pay any redemption payments or amounts hereunder) or any other Transaction Document or any other agreement, document, certificate or other instrument delivered in connection with the transactions contemplated hereby and thereby, and such failure remains uncured for a period of at least five (5) Trading Days;

●	the Company fails to remove any restrictive legend on any certificate or any shares of Common Stock issued to the Holder upon conversion or exercise (as the case may be) of any Securities (as defined in the Securities Purchase Agreement) acquired by the Holder under the Securities Purchase Agreement (including this Note) as and when required by such Securities or the Securities Purchase Agreement, unless otherwise then prohibited by applicable federal securities laws, and any such failure remains uncured for at least five (5) Trading Days;

●	the occurrence of any default under, redemption of or acceleration prior to maturity of any indebtedness of the Company or a subsidiary;

●	the invalidity of any material provision of the Security Documents or if the enforceability of validity of any material provision of the Security Documents is contested by the Company;

●	the failure of the Security Documents to perfect or maintain the Investor’s first priority security interest; and

●	the failure to comply with certain covenants of the Seller Secured Note.

The Seller Secured Note will contain a variety of covenants on the part of Company that are typical for transactions of this type, as well as the following covenants:

●	the Company will not incur other indebtedness, except for certain permitted indebtedness;

●	the Company will not incur any liens, except for certain permitted liens;

●	the Company will not, directly or indirectly, redeem or repay all or any portion of any permitted indebtedness if at the time such payment is due or is made or, after giving effect to such payment, an event constituting, or that with the passage of time and without being cured would constitute, an event of default has occurred and is continuing; and

●	the Company will not redeem, repurchase or pay any dividend or distribution on its Common Stock or any other capital stock in accordance with section 13.e. of the Secured Convertible Note Agreement: “, except that any such cash dividend or capital may be paid to the Company or a Guarantor.”

Secured Promissory Note between Fox Trot Tango, LLC and TK Management Services, LLC (“TK Secured Note”)

On January 6, 2023, Fox Trot Tango, LLC (the “Borrower”) issued the TK Secured Note to TK Management Services, LLC (the “Lender”) in the principal amount of 1,500,000. The TK Secured Note accrues interest at 12% per annum and matures in one year, January 6, 2024 (the “Maturity Date”). In the event of default, the TK Secured Note shall accrue interest at 12% per annum. At Closing, the Borrower prepaid six months of interest and a $15,000 origination fee. Monthly payments of $15,000 begin on August 6, 2023, with a balloon payment due at the Maturity Date.

The TK Secured Note and the Secured Indebtedness are secured by the TK Security Deed. In the event of default, the Lender shall have all of the rights and remedies reserved in the TK Security Deed and other loan documents and shall have full recourse to the Real Property and other collateral.

Guaranty Agreement between the Company and TK Management Services, LLC

Global Technologies, Ltd (“Guarantor”) agreed to assume and guaranty all liabilities and obligations under the TK Secured Note and TK Security Deed previously executed by its new wholly owned subsidiary, Fox Trot Tango, LLC (“Borrower”).

Guarantor hereby unconditionally and irrevocably waives any right to revoke this Guaranty and acknowledges that this Guaranty is continuing in nature and applies to all presently existing and future Guaranteed Obligations.

Security Agreement and Pledge of Membership interest between the Company and TXC Services, LLC

Global Technologies, Ltd (“Pledgor”) has agreed to grant to TXC Services, LLC (“Pledgee”) a security interest (the “Security Interest”) in and to all of its right, title and ownership interest in and to the Interests whether derived under the Certificate of Formation, the Operating Agreement, or otherwise, including, the Pledgor’s status as a Member of Fox Trot Tango, LLC (“FTT”), and the Pledgor’s right to participate in the management of the business and affairs of FTT (“Collateral”) to secure all liabilities and obligations of Pledgor to Pledgee.

To secure the complete and timely satisfaction of all liabilities, indebtedness and obligations of Pledgor to Pledgee under the Transaction Documents (collectively, the “Obligations”) pertaining to the Amended MIPA, the Pledgor herewith pledges, delivers, and assigns to the Pledgee and grants a first lien and security interest in favor of the Pledgee in and to the Interest (including Pledgor Total Rights in the Company). Provided there is not an Event of Default (as defined below), the aforesaid pledge shall be released within five (5) days after the date when the Pledgor and Company) have performed all Obligations under the Transaction Documents.

The Pledgor does hereby appoint Pledgee or its assignee, as Pledgor’s true and lawful attorney and in its name, place and stead, upon the occurrence of an Event of Default to cause the Interests to be transferred on the books of FTT to the name of Pledgee or to such other party as is designated by Pledgee. In furtherance of the preceding, Pledgor has delivered to Pledgee the Assignment of Member’s Interests, which instrument Pledgee shall hold in escrow and shall be entitled to (but not obligated to) release from escrow upon the occurrence of an Event of Default under any of the Transaction Documents.

An Event of Default under this Pledge shall include:

(a) The non-compliance or non-performance of the Company or Pledgor, under or of any term or condition when compliance or performance would otherwise be due under any Transaction Document.

(b) The adjudication of Pledgor or the Company as bankrupt or insolvent, or entry of any order, remaining unstayed by appeal or otherwise for ten (10) days, appointing a receiver or trustee for the Pledgor or the Company or for all or any of Pledgor’s or the Company’s assets, or the filing by or against the Pledgor or the Company of a petition seeking any of the foregoing or consenting thereto, or the filing of a petition to take advantage of any debtors’ act, or making a general assignment for the benefit of creditors or admitting in writing inability to pay debts as they mature.

(c) The dissolution of the Pledgor and the failure of the successor owner of such Pledgor’s Interests to execute a joinder to this Pledge with five (5) business days after transfer of such Interests to such successor.

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

Regulation of HMNRTH products:

The manufacture, labelling and distribution of our products is regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to sell our products in the future. The FDA regulates our nutraceutical and wellness products to ensure that the products are not adulterated or misbranded.

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

Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Our advertising is subject to regulation by the FTC under the FTCA. Additionally, some states also permit advertising and labelling laws to be enforced by private attorney generals, who may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by us. Any actions against us by governmental authorities or private litigants could have a material adverse effect on our business, financial condition and results of operations.

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

About Markets on Main, LLC

Markets on Main, LLC (“MOM”) was formed as a Florida limited liability company on April 2, 2020. MOM is A full service, sales and distribution, third-party logistics provider and portal to multi-channel sales opportunities. MOM’s focus is on bringing small businesses and entrepreneurs to large opportunities and distribution. MOM will provide the following services to its clients: inventory management, brand management, fulfilment and drop-ship capabilities, retail distribution and customer service. MOM’s website can be found at www.marketsonmain.com.

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

About Tersus Power, Inc. (Delaware)

Tersus Power, Inc. (“Tersus”) (Delaware) was formed as a wholly owned subsidiary as per the terms of the Share Exchange Agreement entered into with Tersus Power, Inc., a Nevada corporation, and the Tersus Shareholders with the sole purpose of entering into an Agreement and Plan of Merger to effect a name change. The Articles of Incorporation were filed with the Secretary of State of the State of Delaware on March 15, 2022. As the Company elected to terminate the Share Exchange Agreement with Tersus Power, Inc. (Nevada), it does not anticipate any operations under its wholly owned subsidiary.

Share Exchange Agreement with Tersus Power, Inc. (Nevada)

During the three months ended March 31, 2023, the Company received notification from FINRA that the proposed corporate action submission, as noted within the Tersus Power Share Exchange Agreement, had passed the allotted time for the corporate action to become effective. The Company is in the process of refiling the same corporate action. The delay on the corporate action becoming effective has required Tersus Power to seek alternate financing and to reevaluate its business plan. On May 24, 2023, the Company notified Tersus Power that it has elected to terminate the Exchange Agreement as per section 5.1(a)(iv). Please see NOTE F – NOTE RECEIVABLE for further information.

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

On February 5, 2022, the Company entered into a Fee Agreement (the “Agreement”) for the preparation of a registration statement on Form 1-A and all follow up correspondence with the appropriate regulatory agencies. As of June 30, 2023, the Company has initiated the work to be completed under the Agreement but is awaiting additional information from its client.

Research and development

For the years ended June 30, 2023 and 2022, we had $0 and $0 research and development costs, respectively.

Employees

Currently, Global Technologies has one full-time employee. We intend on retaining additional officers, ancillary staff and consultants during the fiscal year ended June 30, 2024.

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

We target products that leverage some sort of intellectual property that we may own or license from the entrepreneurs. Under the Company’s business plan, we anticipate that certain of our licensors will have reserved the right to manufacture, distribute and sell similar or identical products. Some of these products could directly compete with our products and could be sold to our customers or directly to consumers at lower prices than those at which our products are sold. Our competitors for MOM include Funko, Inc. and other dropship entities.

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

Intellectual Property

We own no intellectual property.

Corporate Information

Our principal executive office is located at 8 Campus Drive, Suite 105 Parsippany, New Jersey 07054 and our telephone number is (973) 233-5151. Our website address is www.globaltechnologiesltd.info.

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

As of June 30, 2023, we had an accumulated deficit of $167,478,377 and a stockholders’ deficit of approximately $4,528,007.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended June 30, 2023 and 2022, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

Because our former sole officer and director controls our voting activities, he may cause us to act in a manner that is most beneficial to himself and not to other shareholders which could cause us not to take actions that outside investors might view favorably.

Our former sole officer and director, has voting authority for approximately ninety percent (90%) of our outstanding voting stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

Our sole officer and director may have conflicts of interest which may not be resolved favorably to us.

Certain conflicts of interest may exist between our sole director and us. Our sole officer and director has other business interests to which he devotes his attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See “Directors and Executive Officers” (page 42 below).

We may depend upon outside consultants/advisors; who may not be available on reasonable terms and as needed.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

We may not be able to meet the filing and internal control reporting requirements imposed by the Securities and Exchange Commission, which may result in a decline in the price of our common shares and an inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, as amended by SEC Release No. 33-8934 on June 26, 2008, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements may have to also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. We may be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

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

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2023 and 2022 for the reasons discussed below:

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2023:

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

We are highly dependent on our management team, specifically Fredrick Cutcher, who we currently anticipate will be able to devote 25-30 hours per week to the Company’s operations. If we lose key employees, our business may suffer. Furthermore, our future success will also depend in part on the continued service of our management personnel and our ability to identify, hire, and retain additional key personnel. We do not carry “key-man” life insurance on the lives of any of our executives, employees or advisors. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly.

We will need to raise additional capital to continue operations over the coming year.

We anticipate the need to raise approximately $1,000,000 in capital to fund our operations through June 30, 2024. We expect to use these cash proceeds, primarily to identify new business opportunities and possible acquisitions. We cannot guarantee that we will be able to raise these required funds or generate sufficient revenue to remain operational.

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

We estimate that it will cost approximately $75,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

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

Risks Associated with the Acquisition of Fox Trott Tango, LLC

Revenue from our properties, through the subsequent Fox Trott Tango acquisition, may be reduced or limited if the operations of our tenants are not successful.

Revenue from our properties, through the subsequent Fox Trott Tango acquisition, depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. Economic, legal, and/or competitive conditions, as well as COVID-19, may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. Any reduction in our tenants’ abilities to pay base rent, percentage rent, or other charges on a timely basis, including the closing of stores prior to the end of the lease term or the filing by any of our tenants for bankruptcy protection, will adversely affect our financial condition and results of operations. In the event of default by a tenant, we may experience delays and unexpected costs in enforcing our rights as landlord under lease terms, which may also adversely affect our financial condition and results of operations.

Our net income depends on the success and continued presence of our “anchor” tenants.

Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. Over the past several years, we have seen higher levels of anchor turnover and closings in some markets, which has caused an oversupply of larger retail spaces. Therefore, tenant demand for certain of our anchor spaces may decrease and as a result, we may see an increase in vacancy and/or a decrease in rents for those spaces that could have a negative impact to our net income.

We have properties that are geographically concentrated, and adverse economic or real estate market declines in these areas could have a material adverse effect on us.

Any adverse situation that disproportionately affects the markets where our properties are concentrated may have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term.

Declines in the economy or a decline in the real estate market in these states could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions in these states include:

●	business layoffs or downsizing;

●	industry slowdowns;

●	elevated levels of inflation over an extended period of time;

●	increasing interest rates;

●	increased business restrictions due to health crises;

●	relocations of businesses;

●	changing demographics;

●	increased telecommuting and use of alternative work places;

●	infrastructure quality;

●	any oversupply of, or reduced demand for, real estate;

●	concessions or reduced rental rates under new leases for properties where tenants defaulted; and

●	increased operating costs including insurance premiums and real estate taxes.

We may be unable to collect balances due from tenants that file for bankruptcy protection.

If a tenant or lease guarantor files for bankruptcy, we may not be able to collect all pre-petition amounts owed by that party. In addition, a tenant that files for bankruptcy protection may terminate our lease in which event we would have a general unsecured claim that would likely be for less than the full amount owed to us for the remainder of the lease term, which could adversely affect our financial condition and results of operations.

We may experience difficulty or delay in renewing leases or re-leasing space.

We derive most of our revenue directly or indirectly from rent received from our tenants. We are subject to the risks that, upon expiration or termination of leases, whether by their terms, as a result of a tenant bankruptcy, general economic conditions or otherwise, leases for space in our properties may not be renewed, space may not be re-leased, or the terms of renewal or re-lease, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms and may include decreases in rental rates. As a result, our net income could be reduced.

Our performance and value are subject to general risks associated with the real estate industry.

Our economic performance and the value of our real estate assets, and consequently, the value of our investments, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. As a company that invests in real estate, we are susceptible to the following real estate industry risks:

●	economic downturns in general, or in the areas where our properties are located;

●	adverse changes in local real estate market conditions, such as an oversupply or reduction in demand;

●	changes in tenant preferences that reduce the attractiveness of our properties to tenants;

●	zoning or regulatory restrictions;

●	decreases in market rental rates;

●	weather conditions that may increase or decrease energy costs and other weather-related expenses;

●	costs associated with the need to periodically repair, renovate and re-lease space; and

●	increases in the cost of adequate maintenance, insurance and other operating costs, including real estate taxes, associated with one or more properties, which may occur even when circumstances such as market factors and competition cause a reduction in revenues from one or more properties, although real estate taxes typically do not increase upon a reduction in such revenues.

Each of these risks could result in decreases in market rental rates and increases in vacancy rates, which could adversely affect our financial condition and results of operation.

Many real estate costs are fixed, even if income from our properties decreases.

Our financial results depend primarily on leasing space in our properties to tenants on terms favorable to us. Costs associated with real estate investment, such as real estate taxes, insurance and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease, or other circumstances cause a reduction in income from the property. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to rent our properties on favorable terms. Under those circumstances, we might not be able to enforce our rights as landlord without delays and may incur substantial legal costs. Additionally, new properties that we may acquire or redevelop may not produce any significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with such new properties until they are fully occupied.

Competition may limit our ability to purchase new properties and generate sufficient income from tenants.

Numerous commercial developers and real estate companies compete with us in seeking tenants for our existing properties and properties for acquisition. This competition may:

●	reduce properties available for acquisition;

●	increase the cost of properties available for acquisition;

●	reduce rents payable to us;

●	interfere with our ability to attract and retain tenants;

●	lead to increased vacancy rates at our properties; and

●	adversely affect our ability to minimize expenses of operation.

Risks Associated with Our Subsidiary, HMNRTH, LLC

All strains of cannabis other than hemp remain illegal under Federal law.

Despite the development of a legal cannabis industry under the laws of certain states and the legalization of hemp under the Agriculture Improvement Act of 2018, the state laws legalizing medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a “Schedule-I” controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis pre-empts state laws that legalize its use. However, the Obama Administration determined that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical and recreational cannabis. There is no guarantee that the current or any future Administration will not change the Federal government’s stated policy regarding the low-priority enforcement of Federal laws in states where cannabis has been legalized. Any such change in the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our shareholders.

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

Companies trading on the Over-the-Counter Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get relisted on the OTC Bulletin Board, which may have an adverse material effect on the Company.

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

We have authorized 5,000,000 shares of Preferred Stock with 294 and 276 shares outstanding at June 30, 2023 and 2022, respectively. In the event of issuance of additional shares, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Please see NOTE J - CAPITAL STOCK for further information.

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

We are authorized to issue up to 14,991,000,000 shares of common stock, of which 14,488,440,097 and 13,785,662,319 shares of common stock are issued and outstanding as of June 30, 2023 and June 30, 2022, respectively. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future. Please see NOTE - J CAPITAL STOCK for further information.

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

As of June 30, 2023, we had (i) outstanding Convertible Promissory Notes in an aggregate principal amount of $390,000, which are convertible for up to 6,900,000,000 shares of our Class A Common Stock based on a closing stock price of $0.0002 at June 30, 2023 and inherent conversion features; and (ii) 294 shares of Series L Preferred Stock outstanding, which are convertible into 14,497,440,097 shares of our Class A Common Stock based on the inherent conversion feature.

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

Item 2. Properties.

Our principal executive office is located at 8 Campus Drive, Suite 105 Parsippany, New Jersey 07054 and our telephone number is (973) 233-5151.

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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted under the symbol “GTLL” on the OTC Markets “PINK.” The following information reflects the high and low closing prices of the Company’s common stock on the OTC Markets “PINK.”

Quarterly period	Low	High
Fiscal year ended June 30, 2023:
First Quarter	$0.0002	$0.0005
Second Quarter	$0.0001	$0.0003
Third Quarter	$0.0001	$0.0002
Fourth Quarter	$0.0001	$0.0004

Fiscal year ended June 30, 2022:
First Quarter	$0.0015	$0.0044
Second Quarter	$0.0003	$0.0042
Third Quarter	$0.0003	$0.0019
Fourth Quarter	$0.0002	$0.0005

Holders of Record

The Company had approximately 149 holders of record of our Class A Common Stock as of December 27, 2023.

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

Recent Sales of Unregistered Securities, Uses of Proceeds from Registered Securities and Issuer Purchases of Equity Securities

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

Year ended June 30, 2023

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

Warrants:

As of June 30, 2023, the Company had no outstanding warrants.

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

Results from Operations

Our results of operations for the years ended June 30, 2023 and 2022 are summarized below:

	June 30, 2023	June 30, 2022
Gross revenues	$17,000	$124,506
Cost of goods sold	-	13,000
Total Operating expenses	540,212	610,794
Loss from Operations	(523,212)	(499,288)
Other income (expense)	(510,828)	(779,027)
Net Loss	(1,034,040)	(1,278,315)
Net loss per share- basic and diluted	$(0.00)	$(0.00)

Revenues

Since our inception on January 20, 1999, we have generated minimal revenue from our operations. We cannot guarantee we will be successful in our business operations. We have limited financial resources and limited operations until such time that we are able to begin to generate revenue from our own operations. Our business is subject to risks inherent in the establishment of a new business plan through the subsequent acquisition of Fox Trott Tango, LLC, including the financial risks associated with the limited capital resources currently available to us and risks associated with the implementation of our business strategies.

For the years ended June 30, 2023 and 2022, we generated $17,000 and $124,506 in revenue, respectively. Our revenue for the year ended June 30, 2023 was entirely comprised from consulting services. Our revenue for the year ended June 30, 2022 was comprised of consulting services and sales of Sculptbaby products. We do not anticipate generating any further revenue from the sale of Sculptbaby products.

For the years ended June 30, 2023 and 2022, our cost of goods sold was $0 and $13,000, respectively. The makeup of the cost of goods sold for the year ended June 30, 2022 was 100% comprised of costs for the sale of the Company’s Sculpt Baby product.

Operating Expenses

Our operating expenses were $540,212 and $610,794 for the years ended June 30, 2023 and 2022, respectively. The decrease in operating expenses for the year ended June 30, 2023 is largely attributable to a decrease in selling, general and administrative expenses and consulting services.

We incurred $0 and $0 in advertising expenses for the years ended June 30, 2023 and 2022, respectively.

We incurred $378,634 and $328,237 in officer and director related compensation for the years ended June 30, 2023 and 2022, respectively.

Loss from Operations

The Company’s loss from operations increased to ($523,212) for the year ended June 30, 2023 from ($499,288) for the year ended June 30, 2022, an increase of $23,924. The increase in loss from operations is largely attributable to an increase in officer and director compensation and professional services.

Other Income (Expenses)

Other income (expenses) were ($510,828) for the year ended June 30, 2023 versus ($779,027) for the year ended June 30, 2022. The decrease in other expenses for the year ended June 30, 2023 is largely attributable to a decrease in amortization of debt discount expense and no impairment of goodwill or loss on issuance of convertible notes as compared to the year ended June 30, 2022.

Net (loss)

For the year ended June 30, 2023, our net loss decreased to ($1,034,040), as compared to a net loss of ($1,278,315) for the year ended June 30, 2022, a decrease of $244,275. The decrease in net loss is largely attributable to the Company’s decrease in other income (expenses).

Liquidity and Capital Resources

Cash on Hand

Our cash on hand as of June 30, 2023 and June 30, 2022, was $18,300 and $324,494, respectively.

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

Notes payable, third parties

Our Notes payable third parties were $390,000 and $387,500 as of June 30, 2023, and June 30, 2022, respectively. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for a full schedule of all notes payable to third parties, including issue date, maturity date and interest rate.

Loans payable, related parties

Our loans payable, related party was $2,250 and $2,250 as of June 30, 2023 and June 30, 2022, respectively.

Our cash flows for the years ended June 30, 2023 and 2022 are summarized below:

	Year Ended June 30, 2023	Year Ended June 30, 2022
Cash (used in) provided by:
Operating activities	$(392,437)	$(484,410)
Investing activities	(15,000)	(350,000)
Financing activities	101,243	1,102,604
Net increase (decrease) in Cash	$(306,194)	$268,194

Use of Cash

We had net cash (used in) operating activities for the years ended June 30, 2023 and June 30, 2022 of ($392,437) and ($484,410), respectively.

We had net cash (used in) investing activities for the years ended June 30, 2023 and June 30, 2022 of ($15,000) and ($350,000), respectively.

We had net cash provided by financing activities for the years ended June 30, 2023 and June 30, 2022 of $101,243 and $1,102,604, respectively.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Global Technologies, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Technologies, Ltd. and Subsidiaries (“the Company”) as of June 30, 2023 and 2022, and the related consolidated statements of operations, stockholders’ (deficiency), and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the financial statements, the Company has a history of net losses, an accumulated deficit, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Potential Discontinued Operations – Refer to Notes A and N to the Financial Statements

The Company has several subsidiaries with varied business operations and acquired additional companies subsequent to June 30, 2023. There is potential that one or more of the subsidiaries during the year under audit may have discontinued operations which would require additional disclosures and may materially impact the presentation on the financial statements. Determination of the status of the subsidiaries’ operations is potentially subject to judgment and estimation.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included:

●	Review of underlying agreements and documentation for evidence that deconsolidation, assets are held for sale, or abandonment has occurred.
●	Determination if it appears reasonable that the entities and related assets are available for future operations.
●	Assessment of any potential material impact to the financial statements and related disclosures in the qualitative or quantitative sense.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2019.

Spokane, Washington

December 28, 2023

GLOBAL TECHNOLOGIES, LTD

CONSOLIDATED BALANCE SHEETS

	June 30, 2023		June 30, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents		$18,300		$324,494
Accounts receivable		-		5,000
Accrued interest receivable		-		7,521
Loan receivable, other		-		18,380
Total current assets		18,300		355,395
Property and equipment, less accumulated depreciation of $18,611 and $13,419		17,752		22,944
Notes receivable		-		350,000
Deposit on building		15,000		-
Total other assets		32,752		372,944
TOTAL ASSETS		$51,052		$728,339

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable		$31,657		$15,562
Accrued interest		74,984		47,839
Notes payable-third parties		390,000		387,500
Loans payable, related party		2,250		2,250
Debt discounts		-		(49,863)
Derivative liability		1,180,680		1,272,799
Total current liabilities		1,679,571		1,676,087

TOTAL LIABILITIES		$1,679,571		$1,676,087

Commitments and contingencies		-		-

Mezzanine Equity:
Common stock to be issued upon conversion of Series L Preferred Stock		2,899,488		-
Total mezzanine equity		2,899,488		-

STOCKHOLDERS’ DEFICIENCY
Preferred stock; 5,000,000 shares authorized, $.01 par value:	$		$
Series K; 3 shares authorized, par value $0.01, as of June 30, 2023 and 2022, there are 3 and 3 shares outstanding, respectively		-		-
Series L; 500,000 shares authorized, par value $0.01, as of June 30, 2023 and 2022, there are 294 and 276 shares outstanding, respectively		3		3
Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of June 30, 2023 and 2022, there are 14,488,440,097 and 13,785,662,319 shares outstanding, respectively		1,448,844		1,378,566
Additional paid- in capital Class A common stock		159,999,238		162,732,907
Additional paid- in capital preferred stock		1,472,285		1,385,113
Common stock to be issued		30,000		-
Accumulated deficit		(167,478,377)		(166,444,337)
Total stockholders’ deficiency		(4,528,007)		(947,748)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		$51,052		$728,339

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2023 and 2022

	2023	2022
Revenue earned:
Revenue	$17,000	$124,506
Cost of goods sold	-	13,000
Gross profit	17,000	111,506

Operating Expenses
Officer and director compensation, including stock-based compensation of $0 and $0, respectively	378,634	328,237
Consulting services	-	37,800
Depreciation expense	5,192	5,193
Professional services, including stock-based fees of $75,000 and $0, respectively	122,800	92,145
Selling, general and administrative	33,586	147,419

Total operating expenses	540,212	610,794

Loss from operations	(523,212)	(499,288)

Other income (expense)
Gain (expense) on derivative liability	(67,799)	(51,274)
Interest (expense) income	(7,521)	7,521
Forgiveness of debt and accrued interest	-	449,293
Impairment of goodwill	-	(473,323)
Write-off of note receivable and accounts receivable	(355,000)	-
Interest expense	(30,645)	(46,347)
Default principal and interest expense	-	(22,383)
Loss on issuance of convertible notes	-	(217,392)
Amortization of debt discounts	(49,863)	(425,122)

Total other income (expense)	(510,828)	(779,027)

Loss before provision for income taxes	(1,034,040)	(1,278,315)

Provision for income taxes	-	-

Net loss	$(1,034,040)	$(1,278,315)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	14,431,158,384	12,337,881,004

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY)

For the years ended June 30, 2023 and 2022

	Series K Preferred		Series L Preferred				Common Stock to	Additional
	stock		stock		Common Stock		be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances on June 30, 2021	3	$-	255	$3	14,680,293,609	$1,468,029	144,803	$162,508,124	$(165,166,022)	$(1,045,063)
Return of common shares as per court order	-	-		-	(2,991,000,000)	(299,100)	-	299,100	-	-
Return of common shares		-	-	-	(390,000,000)	(39,000)	68,000	(29,000)	-	-
Issuance of replacement common shares	-	-	-	-	1,100,000,000	110,000	(110,000)	-	-	-
Issuance of common stock for shares purchased through Regulation A offering	-	-	-	-	610,133,333	61,013	-	854,187	-	915,200
Issuance of common stock to noteholders in satisfaction of principal and interest	-	-	-	-	649,560,553	64,957	-	395,473	-	460,430
Cashless exercise of warrant	-	-	-	-	126,674,824	12,667	-	(12,667)	-	-
Issuance of Series L Preferred shares	-	-	21	-	-	-	(102,803)	102,803	-	-
Net loss for the year ended June 30, 2022	-	-	-	-	-	-	-	-	(1,278,315)	(1,278,315)
Balances on June 30, 2022	3	$-	276	$3	13,785,662,319	$1,378,566	$-	$164,118,020	$(166,444,337)	$(947,748)

Balances on June 30, 2022	3	$-	276	$3	13,785,662,319	$1,378,566	-	$164,118,020	$(166,444,337)	$(947,748)
Issuance of common stock to a noteholder in satisfaction of principal and interest	-	-	-	-	702,777,778	70,278	-	180,820	-	251,098
Conversion of 3 Series L Preferred stock for 300,000,000 common stock to be issued	-	-	(3)	-	-	-	30,000	(30,000)	-	-
Issuance of Series L Preferred stock in satisfaction of professional fees			15	-	-	-	-	75,000	-	75,000
Issuance of Series L Preferred stock in satisfaction of related party debt			6	-	-	-	-	27,171	-	-
Common stock to be issued upon conversion of Series L Preferred Stock	-	-	-	-	-	-	-	(2,899,488)	-	(2,899,488)
Net loss for the year ended June 30, 2023	-	-	-	-	-	-	-	-	(1,034,040)	(1,034,040)
Balances on June 30, 2023	3	$-	294	$3	14,488,440,097	$1,448,844	$30,000	$161,471,523	$(167,478,377)	$(4,528,007)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2023 and 2022

	June 30, 2023	June 30, 2022

OPERATING ACTIVITIES:
Net (loss)	$(1,034,040)	$(1,278,315)
Adjustment to reconcile net loss to net cash provided by operating activities:
Issuance of common stock for stock-based professional fees	75,000	-
Issuance of Series L preferred stock in settlement of related party accounts due	27,171	-
Derivative liability (gain) loss	67,799	51,274
Forgiveness of debt and accrued interest	-	(449,293)
Loss on issuance of note payable	-	217,372
Write-off of note, accrued interest receivable and accounts receivable	369,838	-
Impairment of goodwill	-	473,323
Depreciation	5,192	5,193
Amortization of debt discounts	49,863	425,122
Changes in operating assets and liabilities:
Accounts and loans receivable	-	(31,218)
Prepaid director’s compensation	-	12,000
Accounts payable	16,095	11,439
Accrued interest	30,645	78,693
Net cash (used in) operating activities	(392,437)	(484,410)

INVESTING ACTIVITIES:
Deposit on building	(15,000)	-
Note receivable	-	(350,000)
Net cash (used in) investing activities	(15,000)	(350,000)

FINANCING ACTIVITIES:
Borrowings from loans payable officer	11,243	-
Issuance of stock for Regulation A financing	-	915,200
Proceeds from notes payable-third parties	90,000	-
Payments under notes payable	-	(26,597)
Borrowings from notes payable	-	223,750
Payments on related party loans	-	(9,749)
Net cash provided by financing activities	101,243	1,102,604

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(306,194)	268,194

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	324,494	56,300

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,300	$324,494

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Cancellation of common stock as per court order	$-	$299,100
Cancellation of common stock to be issued	$-	$212,803
Issuance of common stock for debt	$251,098	$411,119
Issuance of Series L Preferred stock for payment of professional services	$75,000	$-
Issuance of common stock for return of Series L Preferred stock	$-	$102,803

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

NOTE A – ORGANIZATION

Overview

Global Technologies, Ltd. (hereinafter the “Company”, “Our”, “We”, or “Us”) was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd.

Our principal executive office is located at 8 Campus Drive, Suite 105 Parsippany, New Jersey 07054 and our telephone number is (973) 233-5151. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report solely as an inactive textual reference.

Current Operations

Global Technologies, Ltd (“Global”) is a company with a strong focus on entering new markets including the acquisition and redevelopment of distressed properties. The company seeks to capitalize on underutilized or undervalued assets, creating opportunities for growth, and delivering exceptional value to shareholders.

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

For the years ended June 30, 2023 and 2022

NOTE A – ORGANIZATION (cont’d)

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

About Tersus Power, Inc. (Delaware)

Tersus Power, Inc. (“Tersus”) (Delaware) was formed as a wholly owned subsidiary as per the terms of the Share Exchange Agreement entered into with Tersus Power, Inc., a Nevada corporation, and the Tersus Shareholders with the sole purpose of entering into an Agreement and Plan of Merger to effect a name change. The Articles of Incorporation were filed with the Secretary of State of the State of Delaware on March 15, 2022. As the Company elected to terminate the Share Exchange Agreement with Tersus Power, Inc. (Nevada), it does not anticipate any operations under its wholly owned subsidiary.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

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

Share Exchange Agreement with Tersus Power, Inc. (Nevada)

During the three months ended March 31, 2023, the Company received notification from FINRA that the proposed corporate action submission, as noted within the Tersus Power Share Exchange Agreement, had passed the allotted time for the corporate action to become effective. The Company is in the process of refiling the same corporate action. The delay on the corporate action becoming effective has required Tersus Power to seek alternate financing and to reevaluate its business plan. On May 24, 2023, the Company notified Tersus Power that it has elected to terminate the Exchange Agreement as per section 5.1(a)(iv). Please see NOTE F – NOTE RECEIVABLE for further information.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

NOTE B – BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial statements and with Form 10-K and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2023 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented.

As of June 30, 2023, Global Technologies had five wholly owned subsidiaries: TCBM Holdings, LLC (“TCBM”), HMNRTH, LLC (“HMNRTH”), 911 Help Now, LLC (“911”), Markets on Main, LLC (“MOM”) and Tersus Power, Inc. (“Tersus”). As of June 30, 2023, the Company had a minority investment in one entity, Global Clean Solutions, LLC.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Global Technologies and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents. The Company has cash on deposit at one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. In the future, the Company may reduce its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $18,300 of cash and cash equivalents on June 30, 2023 of which none was held in foreign bank accounts and $0 was not covered by FDIC insurance limits as of June 30, 2023.

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

Accounts receivable – related party and allowance for doubtful accounts

Accounts receivable – related party are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current creditworthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

Concentrations of Risks

Concentration of Accounts Receivable – On June 30, 2023, the Company had $- in accounts receivable. At June 30, 2023, the Company elected to write-off $5,000 in accounts receivable from one client the Company was providing consulting services. On June 30, 2022, the Company had $5,000 in accounts receivable.

Concentration of Revenues – For the year ended June 30, 2023, one customer accounted for 100% of the Company’s revenue. For the year ended June 30, 2022, two customers accounted for approximately 20% of the Company’s revenue each.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s CBD products.

Concentration of Loans Receivable, Other – On June 30, 2023 and 2022, the Company had $- and $18,380 outstanding in loans receivable, other, respectively. On June 30, 2022, one borrower accounted for 100% of the Company’s total loans receivable, other.

Concentration of Notes Receivable – The Company had notes receivable of $- and $350,000 on June 30, 2023 and 2022, respectively. On June 30, 2022, one borrower accounted for 100% of the Company’s total notes receivable. Please see NOTE F – NOTE RECEIVABLE for further information.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2023, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the years ended June 30, 2023 and 2022

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

For the years ended June 30, 2023 and 2022

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the years ended June 30, 2023 and 2022, the Company excluded 21,900,000,000 and 3,717,213,115, respectively, shares relating to convertible notes payable to third parties and shares issuable upon conversion of the Company’s Series L Preferred stock.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

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

For the years ended June 30, 2023 and 2022

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

In performing the annual impairment test, the fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. For goodwill, the Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than it’s carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is required only if the Company concludes that it is more-likely-than-not that a reporting unit’s fair value is less than it’s carrying amount. For quantitative testing, the Company compares the fair value of each reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

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

Assets acquired	As of November 30, 2019

Cash	$546,411
Inventory (i)	70,580
Property, plant and equipment (ii)	36,363
653,354
Goodwill (iii)	1,346,646
Total purchase price	$2,000,000

(i)	Inventories acquired were sold on March 11, 2020
(ii)	Property, plant and equipment acquired includes computers, software and other office equipment.
(iii)	Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from November 30, 2019 through June 30, 2023 were as follows:

Balance as of November 30, 2019	$1,346,646
Additions and adjustments	(1,346,646)
Balance as of June 30, 2023	$-

For the years ended June 30, 2023 and 2022, the Company recorded an impairment of goodwill in the amount of $0 and $473,323, respectively. During the fourth quarter of fiscal 2021 (second calendar quarter of 2021), the Company performed an interim goodwill impairment analysis on the TCBM Holdings, LLC acquisition and its $946,646 goodwill balance based on assessed potential indicators of impairment, including recent disruptions to the domestic CBD market resulting from the COVID-19 pandemic, the increasing uncertainty of near-term demand requirements, supply constraints and financing constraints. In the previous 2020 annual goodwill impairment evaluation, this reporting unit had a fair value of approximately 100% of the carrying value. The impairment assessment and valuation method require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. As a result of the goodwill impairment evaluation, the Company determined that the fair value of the TCBM Holdings, LLC acquisition was below carrying value, including goodwill, by $473,323. This was primarily due to changes in the timing and amount of expected cash flows resulting from lower projected revenues, profitability and cash flows due to near-term reductions in the domestic CBD market. Consequently, during the fourth quarter of 2022, the Company recorded a $473,323 impairment charge for the partial impairment of the TCBM Holdings, LLC acquisition goodwill.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

NOTE E - PROPERTY AND EQUIPMENT

	June 30, 2023	June 30, 2022

Property and Equipment (i)	$36,363	$36,363
Less: accumulated depreciation (ii)	(18,611)	(13,419)
Total	$17,752	$22,944

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the years ended June 30, 2023 and 2022 was $5,192 and $5,193, respectively.

NOTE F – NOTE RECEIVABLE

	June 30, 2023	June 30, 2022

Note receivable- Tersus Power, Inc.	$-	$350,000
Total	$-	$350,000

(i)	On December 14, 2021, the Company, was issued a Senior Secured Promissory Note (the “Note”) in the principal amount of $500,000 by Tersus Power, Inc. (the “Borrower”). The Note shall bear interest at 5% annually, be amortized over 25 years and the Borrower shall pay the full amount of principal and interest in one balloon payment on December 14, 2026 (the “Maturity Date”). The Note is secured, through a Security Agreement, by all current and future assets of the Borrower. The Lender shall advance the Borrower funds, up to $500,000, prior to the closing of the proposed merger between the Lender and the Borrower. The first tranche, in the amount of $37,500, was advanced by the Lender on December 14, 2021. As of June 30, 2023, the Company has advanced the Borrower $350,000.
(ii)	The convertible note receivable is considered available for sale debt securities with a private company that is not traded in active markets. Since observable price quotations were not available at acquisition, fair value was estimated based on cost less an appropriate discount upon acquisition. The discount of each instrument is accreted into interest income over the respective term as shown within the Company’s Condensed Consolidated Statements of Operations.
(iii)	At June 30, 2023, the Company elected to write-off the note receivable and all accrued interest as the Company elected to terminate the Exchange Agreement between the parties on May 24, 2023.

NOTE G – ACCRUED OFFICER AND DIRECTOR COMPENSATION

Accrued officer and director compensation due to Jimmy Wayne Anderson, the Company’s former sole officer and director, and consists of:

	June 30, 2023	June 30, 2022

Pursuant to the July 1, 2021 Board of Directors Service Agreement	$-	$-
Total	$-	$-

For the years ended June 30, 2023 and 2022, the balance of accrued officer and director compensation changed as follows:

	Pursuant to Employment Agreements (ii)(iii)	Pursuant to Board of Directors Services Agreements (i)(iv)	Total

Balances on June 30, 2021	$-	$-	$-
Officer’s/director’s compensation for the year ended June 30, 2021 (including stock-based compensation of $40,000 accrued as Stock to be Issued)	-	80,000	80,000
Cash compensation	-	(80,000)	(80,000)
Balances on June 30, 2022	-	-	-
Officer’s/director’s compensation for the year ended June 30, 2023	298,634	80,000	80,000
Cash compensation	(298,634)	(80,000)	(80,000)
Balances on June 30, 2023	$-	$-	$-

(i)	On July 1, 2021, the Company executed a new Board of Directors Service Agreement with the Company’s former Chief Executive Officer, Jimmy Wayne Anderson. Under the terms of the Agreement, Mr. Anderson received a one-time bonus payment of Fifty Thousand and no/100 dollars ($50,000.00) upon execution of the Agreement, and Twenty Thousand and no/100 dollars ($20,000.00) paid to Mr. Anderson on the last calendar day of each quarter as long as Mr. Anderson continued to fulfill his duties and provide the services set forth above. The compensation of $20,000 per quarter commenced during the third calendar quarter of 2021 (first fiscal quarter of 2022). On May 17, 2023, Mr. Anderson resigned in his role as an officer and director of the Company.
(ii)	On July 28, 2022, the Company’s Board of Directors elected to compensate Mr. Anderson as Mr. Anderson has served as the Company’s sole officer and director since December 2018 and has not been under an employment agreement. As such, the Company compensated Mr. Anderson a total of $294,467 during the first quarter of fiscal 2023. In addition to cash compensation received by Mr. Anderson, the Company also reimbursed Mr. Anderson $28,056 for expenses paid on behalf of the Company.
(iii)	On May 17, 2023, the Company entered into an Employment Agreement (the “Agreement”) with Fredrick Cutcher for his role as the Company’s Chief Executive Officer. Under the terms of the Agreement, Mr. Cutcher is to receive a base salary of $100,000 and $100,000 in Restricted Stock Units that vest at the end of the initial term of the Agreement. The Agreement has a term of one year and shall renew for successive one-year terms unless either party terminates the Agreement. The Agreement was effective as of May 17, 2023.
(iv)	As of June 30, 2023, the Company has not entered into a Board of Directors Service Agreement with Mr. Cutcher.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

NOTE H - NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	June 30, 2023	June 30, 2022

Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2022, with unamortized debt discount of $0 and $0 at, June 30, 2023 and June 30, 2022, respectively (i)	100,000	100,000
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2022, with unamortized debt discount of $0 and $0 on June 30, 2023 and June 30, 2022, respectively (ii)	200,000	200,000
Convertible Promissory Note dated January 13, 2022 payable to Sixth Street Lending, LLC (“Sixth Street”), interest at 8%, due January 13, 2023 with unamortized debt discount of $0 and $23,613 at, June 30, 2023 and June 30, 2022, respectively (iii)	-	43,750
Convertible Promissory Note dated February 4, 2022 payable to Sixth Street Lending, LLC (“Sixth Street”), interest at 8%, due February 4, 2023 with unamortized debt discount of $0 and $26,250 at, June 30, 2023 and June 30, 2022, respectively (iv)	-	43,750
Convertible Promissory Note dated May 31, 2023 payable to Hillcrest Ridgewood Partners, LLC (“Hillcrest”), interest at 8%, due May 31, 2024 with unamortized debt discount of $0 and $0 at, June 30, 2023 and June 30, 2022, respectively (v)	90,000	-
Totals	$390,000	$387,500

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

NOTE H - NOTES PAYABLE, THIRD PARTIES (cont’d)

(i)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of June 30, 2023, $100,000 principal plus $14,959 interest were due.

(ii)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of June 30, 2023, $200,000 principal plus $29,918 interest were due.

(iii)	On January 13, 2022, the Company issued to Sixth Street Lending, LLC (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $43,750. The Convertible Note has a term of one (1) year (Maturity Date of January 13, 2023) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets.” The transaction closed on January 14, 2022. As of June 30, 2023, the Convertible Note was paid in full.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

NOTE H - NOTES PAYABLE, THIRD PARTIES (cont’d)

(iv)	On February 4, 2022, the Company issued to Sixth Street Lending, LLC (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $43,750. The Convertible Note has a term of one (1) year (Maturity Date of February 4, 2023) and bears interest at 8% annually. The Convertible Note is convertible, in whole or in part, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Convertible Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount at the option of the holder. The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets.” The transaction closed on February 7, 2022. As of June 30, 2023, the Convertible Note was paid in full.

(v)	On May 31, 2023, the Company issued to Hillcrest Ridgewood Partners, LLC (the “Investor”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $90,000. The Convertible Note has a term of one (1) year, Maturity Date of May 31, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this New Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The New Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this New Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this New Convertible Note.

Upon the occurrence of any Event of Default, this New Convertible Note shall become immediately due and payable, and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the Holder. The Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on May 31, 2023. As of June 30, 2023, $90,000 principal plus $592 interest were due.

Income from forgiveness of principal and interest on convertible notes payable consists of:

	June 30, 2023	June 30, 2022

Forgiveness of Graphene Holdings, LLC principal and interest	$-	$449,293
Total	$-	$449,293

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

NOTE I - DERIVATIVE LIABILITY

The derivative liability on June 30, 2023 and June 30, 2022 consisted of:

	June 30, 2023	June 30, 2022

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for further information	$1,180,680	$1,023,744
Convertible Promissory Note payable to Sixth Street Lending, LLC. Please see NOTE H – NOTES PAYABLE, RELATED PARTIES for further information	-	249,055
Total derivative liability	$1,180,680	$1,272,799

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

The fair value of the derivative liability was measured at the respective issuance dates and on June 30, 2023, and June 30, 2022 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2023 were (1) stock price of $0.0002 per share, (2) conversion price of $0.00005 per share, (3) term of 6 months, (4) expected volatility of 305.48%, and (5) risk free interest rate of 5.47%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2022 were (1) stock price of $0.0004 per share, (2) conversion prices ranging from $0.0001 to $0.000122 per share, (3) term of 6 months to 8 months, (4) expected volatility of 305.48%, and (5) risk free interest rate of 0.05% to 0.34%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3

Balance on June 30, 2021	$1,007,577
Additions	-
(Gain) Loss	51,274
Change resulting from conversions and payoffs	213,948
Balance on June 30, 2022	1,272,799
(Gain) Loss	(67,799)
Change resulting from conversions and payoffs	(24,320)
Balance on June 30, 2023	$1,180,680

NOTE J - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. On June 30, 2023 and 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. On June 30, 2023 and 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

NOTE J - CAPITAL STOCK (cont’d)

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. On June 30, 2023 and 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. On June 30, 2023 and 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. On June 30, 2023 and 2022, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. On June 30, 2023 and 2022, the Company had 3 and 3 shares issued and outstanding, respectively.

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

For the years ended June 30, 2023 and 2022

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

Series L Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series L Preferred Stock, par value $0.01. The designation of the new Series L Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue five hundred thousand (500,000) shares of the Series L Preferred Stock. On June 30, 2023 and 2022, the Company had 294 and 276 shares issued and outstanding, respectively.

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

[the number of shares of Series L Preferred Stock issued and outstanding at the time of voting]

Conversion Rights.

a) Outstanding. If at least one share of Series L Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series L Preferred Stock at any given time, regardless of their number, shall be convertible into the number of shares of Common Stock defined by the formula set forth in section 4.b.

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

For the years ended June 30, 2023 and 2022

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

For the years ended June 30, 2023 and 2022

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

Pre-emptive or Subscription Rights. No holder of Common Shares shall be entitled to pre-emptive or subscription rights.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

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

(e) Reissue of Shares. Class B Shares that are converted into Class A Shares as provided herein shall be retired and cancelled and shall not be reissued.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

NOTE J - CAPITAL STOCK (cont’d)

On June 30, 2023 and 2022, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. On June 30, 2023 and 2022, the Company has 14,488,440,097 and 13,785,662,319 shares issued and outstanding, respectively. On June 30, 2023, and 2022, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. On June 30, 2023 and 2022, the Company has 0 and 0 shares issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the twelve months ended June 30, 2023 and June 30, 2022, the Company issued and/or sold the following securities:

Common Stock:

Year ended June 30, 2023

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

NOTE J - CAPITAL STOCK (cont’d)

Common Stock to be issued at June 30, 2023

On May 19, 2023, Jetco Holdings, LLC submitted a Notice of Conversion for three shares of Series L Preferred Stock in exchange for 300,000,000 shares of common stock. As of June 30, 2023, the 300,000,000 shares of common stock had not been issued.

Mezzanine Equity

As of June 30, 2023, the Company has common stock to be issued upon conversion of the Company’s Series L Preferred Stock (“Series L Preferred”) in the amount of $2,899,448. As of June 30, 2023, the Series L Preferred can be converted at $0.0002 per share, into 14,497,440,097 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown amount of preferred shares to be issued, cash has been repaid and the preferred shares are convertible at the option of the holder, the Company determined that mezzanine treatment appears appropriate. As such, the Company feels these securities should be classified as Mezzanine equity until they are fully issued.

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

Preferred Stock:

Year ended June 30, 2023

On June 30, 2023, the Company issued 15 shares of its Series L Preferred Stock in satisfaction of professional fees due to a consultant.

On June 30, 2023, the Company issued 6 shares of its Series L Preferred Stock to its former sole officer and director, Jimmy Wayne Anderson, in satisfaction of related party debt.

Year ended June 30, 2022

On February 15, 2022, the Company issued 21 shares of the Company’s Series L Preferred Stock to the Company’s sole officer and director, Jimmy Wayne Anderson, as reimbursement for returning 1,028,030,000 shares of common stock to the Company.

Warrants:

None

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

NOTE K - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance on June 30, 2023 and 2022.

The provision (benefit) for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

Significant components of the Company’s deferred tax assets and liabilities are calculated at an estimated effective tax rate of 21%. (35% for tax year 2017)

The provision for (benefit from) income taxes differ from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the years ended June 30, 2023 and 2022. The sources of the difference are as follows:

	Year Ended
	June 30, 2023	June 30, 2022
Expected tax at 21% and 21%, respectively	$(217,148)	$(268,446)
Non-deductible stock-based compensation	15,750	-
Non-deductible loss (non-taxable income) from derivative liability	14,238	10,768
Non-deductible default principle	-	4,700
Non-deductible loss on issuance of convertible nots	-	45,652
Non-deductible amortization of debt discounts	10,471	89,276
Impairment of goodwill	-	99,398
Forgiveness of debt and accrued interest	-	(94,352)
Increase (decrease) in Valuation allowance	176,689	113,004
Provision for (benefit from) income taxes	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Significant components of the Company’s deferred income tax are as follows:

	June 30, 2023	June 30, 2022
Unpaid accrued officer and director compensation	$-	$-
Net operating loss carry-forwards	841,378	451,785
Valuation allowance	(841,378)	(451,785)
Net non-current deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $841,378 attributable to the net operating loss carry forward as of June 30, 2023 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2023. The Company will continue to review this valuation allowance and make adjustments as appropriate. $3,517,654 of the net operating loss can be carried forward indefinitely.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited to 80% of taxable income.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

NOTE L - COMMITMENTS AND CONTINGENCIES

Occupancy

Our principal executive office is located at 8 Campus Drive, Suite 105 Parsippany, New Jersey 07054 and our telephone number is (973) 233-5151.

Employment and Director Agreements

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

On July 1, 2021, the Company executed a new Board of Directors Service Agreement with Jimmy Wayne Anderson. Under the terms of the Agreement, Mr. Anderson shall receive a one-time bonus payment of Fifty Thousand and no/100 dollars ($50,000.00) upon execution of the Agreement, and Twenty Thousand and no/100 dollars ($20,000.00) paid to Mr. Anderson on the last calendar day of each quarter as long as Mr. Anderson continues to fulfill his duties and provide the services set forth above. The compensation of $20,000 per quarter commenced with the third calendar quarter of 2021 (first fiscal quarter of 2022). On May 17, 2023, Mr. Anderson resigned in his role as an officer and director of the Company. Please see NOTE G – ACCRUED OFFICER AND DIRECTOR COMPENSATION.

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of June 30, 2023 and June 30, 2022, we had an accumulated deficit of $167,478,377 and $166,444,337, respectively. For the year ended June 30, 2023 and June 30, 2022, we had cash used in operating activities of $392,437 and $484,410, respectively. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

NOTE N - SUBSEQUENT EVENTS

On November 17, 2023, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jetco Holdings, LLC (the “Purchaser”). Under the terms of the Agreement, the Purchaser acquired six shares of the Company’s Series L Preferred Stock for the purchase price of $30,000. The transaction closed on November 21, 2023.

On August 23, 2023, the Company entered into a Consulting Agreement (the “Agreement”) with Brain Bridge Advisors, LLC (the “Consultant”). Under the terms of the Agreement, the Consultant is to provide compliance related services and preparation of the Company’s filings with the Securities and Exchange Commission. The Agreement has a term of one year. The Consultant shall receive 50 shares of the Company’s Series L Preferred Stock as compensation.

On June 20, 2023, the Company (the “Buyer”) and TXC Services, LLC (“Seller”) (together, the “Parties”) entered into a Membership Interest Purchase Agreement (“MIPA”) for the purchase of all 2,500,000 issued and outstanding Membership Units (“Membership Units”) of Fox Trot Tango, LLC (“FTT”), a Delaware limited liability company. The acquisition is still being evaluated by third parties as for the final valuation.

Subsequent to year end (July 25, 2023), the Parties entered into an Amended and Restated Membership Interest Purchase Agreement, Assignment, Secured Convertible Note, Securities Purchase Agreement and a Security Agreement and Pledge of Membership Units. In addition, the Company executed a Guaranty Agreement for the benefit of TK Management Services, LLC.

On this same date, the Company’s new wholly owned subsidiary, FTT, executed a Deed to Secure Debt in favor of the Seller.

Amended and Restated Membership Interest Purchase Agreement (“Amended MIPA”)

The purchase price for the purchase of all Membership Units was $6,500,000 payable from the Buyer to the Seller as follows:

(a) Buyer’s assumption of a certain promissory note in favor of TK Management Services, Inc. (“TK”), in the principal amount of $1,500,000 dated January 6, 2022 (“TK Secured Note”) secured by the Property as collateral, pursuant to a certain Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing (“TK Security Deed”) and other liabilities; and

(b) The issuance of a Secured Convertible Note, in the principal amount of $1,600,000, in favor of Seller (“Seller Secured Note”) and Securities Purchase Agreement (“Seller SPA”), secured by the Property as collateral, pursuant to a certain Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing (“Seller Security Deed”), subordinate to the TK Security Deed and by the Purchased Interest; and

(c) Earn-Out Lease Milestones. Seller shall receive up to Six Hundred and Eighty (680) shares of Series L Preferred Stock (“Series L Preferred”) valued at up to $3,400,000, based on the following earn-out lease milestones:

(i)	Lease of 25% of the square footage of the Property, Seller shall receive 25% of the Series L Preferred;
(ii)	Lease of 50% of the square footage of the Property, Seller shall receive 50% of the Series L Preferred;
(iii)	Lease of 75% of the square footage of the Property, Seller shall receive 75% of the Series L Preferred; and
(iv)	Lease of 100% of the Property, Seller shall receive 100% of the Series L Preferred.

In the event that the Buyer is in default under this Agreement, or any of the Transaction Documents including, but not limited to, the assumption and guaranty of the TK Secured Note, the TK Security Deed, the Seller Secured Note, Seller SPA, the Seller Security Deed or if Buyer fails to issue to Seller duly authorized the Series L Preferred, the Seller shall have the right to exercise any and all remedies under the this Agreement and the other Transaction Documents, including, but not limited to, exercising its right to receive a return of the Purchased Interest pursuant to an assignment from Buyer, without recourse by the Buyer, in accordance with the Collateral Assignment.

Securities Purchase Agreement (“Seller SPA”)

On July 25, 2023, the Company and TXC Services, LLC entered into the Seller SPA for the issuance and sale of a Secured Convertible Note with an initial principal amount of $1,600,000 (the “Seller Secured Note”).

The Securities Purchase Agreement provides for the purchase by the Investor and the sale by the Company of the Seller Secured Note. The Securities Purchase Agreement contains representations and warranties of the Company and the Investor that are typical for transactions of this type. The representations and warranties made by the Company in the Securities Purchase Agreement are qualified by reference to certain exceptions contained in disclosure schedules delivered to the Investor. Accordingly, the representations and warranties contained in the Securities Purchase Agreement should not be relied upon by third parties who have not reviewed those disclosure schedules and the documentation surrounding the transaction as a whole.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

NOTE N - SUBSEQUENT EVENTS (cont’d)

The Securities Purchase Agreement also obligates the Company to indemnify the Investor for certain losses resulting from (1) any misrepresentation or breach of any representation or warranty made by the Company or any subsidiary of the Company, (2) any breach of any obligation of the Company or, any subsidiary of the Company, of the Securities Purchase Agreement or any agreements and instruments entered into or connection with the Securities Purchase Agreement and (3) certain third party claims.

Secured Convertible Note (“Seller Secured Note”)

On July 25, 2023, the Company and FTT (collectively, the “Borrower”) executed the Seller Secured Note payable to TXC Services, LLC (“Holder”) in the principal amount of $1,600,000. The Seller Secured Note has a term of one (1) year, Maturity Date of July 25, 2024, and bears interest at 6% per annum. Any Principal Amount or interest on this Seller Secured Note which is not paid when due shall bear interest at the rate of eighteen percent (18%) per annum from the due date thereof until the same is paid (“Default Interest”).

The Seller Secured Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Seller Secured Note shall be convertible into shares of Common Stock hereunder shall be 100% multiplied by the Market Price (as defined herein) subject to adjustment as described herein (“Conversion Price”). “Market Price” means the lowest one (1) Trading Price (as defined below) for the Common Stock during the three (3) Trading Day period ending on the last complete Trading Day prior to the Conversion Date subject to adjustment as provided in this Seller Secured Note. The Seller Secured Note will contain certain limitations on conversion. It provides that no conversion may be made if, after giving effect to the conversion, the Investor would own in excess of 9.99% of the Company’s outstanding shares of Common Stock. This percentage may be increased or decreased to a percentage not to exceed 9.99%, at the option of the Investor, except any increase will not be effective until 61 days prior notice to the Company.

The Seller Secured Note will impose penalties on the Company for any failure to timely deliver any shares of its Common Stock issuable upon conversion.

The Seller Secured Note will contain events of default that are typical for transactions of this type, as well as the following events:

●	the failure to issue Conversion Shares registered with the SEC or pursuant an exemption of the applicable Registration Statement in accordance with Regulation A. from and after the Public Company Date, the suspension from trading or the failure of the Common Stock to be trading or listed (as applicable) on an Eligible Market for a period of five (5) consecutive Trading Days;

●	except to the extent the Company is in compliance with Section 9(b), at any time following the tenth (10th) consecutive day that the Holder’s Authorized Share Allocation (as defined in Section 9(a)) is less than 200% of the sum of (A) the number of shares of Common Stock that the Holder would be entitled to receive upon a conversion of the full Conversion Amount of this Note (without regard to any limitations on conversion set forth in Section 3(d) or otherwise;

●	the Company’s (A) failure to cure a Conversion Failure or a Delivery Failure by delivery of the required number of shares of Common Stock within five (5) Trading Days after the applicable Conversion Date or Exercise Date) (as the case may be) or (B) written notice to any holder of the Notes, including, without limitation, by way of public announcement or through any of its agents and such notice of such Company’s agent is not withdrawn by the Company within one (1) Trading Day, at any time, of its intention not to comply, as required, with a request for conversion of any Notes into shares of Common Stock that is requested in accordance with the provisions of the Notes, other than pursuant to Section 3(d);

●	the Company’s, any Guarantor or any Subsidiary’s failure to pay to the Holder any amount of Principal, Interest, Late Charges or other amounts when and as due under this Note (including, without limitation, the Company’s, any Guarantor’s or any Subsidiary’s failure to pay any redemption payments or amounts hereunder) or any other Transaction Document or any other agreement, document, certificate or other instrument delivered in connection with the transactions contemplated hereby and thereby, and such failure remains uncured for a period of at least five (5) Trading Days;

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

NOTE N - SUBSEQUENT EVENTS (cont’d)

●	the Company fails to remove any restrictive legend on any certificate or any shares of Common Stock issued to the Holder upon conversion or exercise (as the case may be) of any Securities (as defined in the Securities Purchase Agreement) acquired by the Holder under the Securities Purchase Agreement (including this Note) as and when required by such Securities or the Securities Purchase Agreement, unless otherwise then prohibited by applicable federal securities laws, and any such failure remains uncured for at least five (5) Trading Days;

●	the occurrence of any default under, redemption of or acceleration prior to maturity of any indebtedness of the Company or a subsidiary;

●	the invalidity of any material provision of the Security Documents or if the enforceability of validity of any material provision of the Security Documents is contested by the Company;

●	the failure of the Security Documents to perfect or maintain the Investor’s first priority security interest; and

●	the failure to comply with certain covenants of the Seller Secured Note.

The Seller Secured Note will contain a variety of covenants on the part of Company that are typical for transactions of this type, as well as the following covenants:

●	the Company will not incur other indebtedness, except for certain permitted indebtedness;

●	the Company will not incur any liens, except for certain permitted liens;

●	the Company will not, directly or indirectly, redeem or repay all or any portion of any permitted indebtedness if at the time such payment is due or is made or, after giving effect to such payment, an event constituting, or that with the passage of time and without being cured would constitute, an event of default has occurred and is continuing; and

●	the Company will not redeem, repurchase or pay any dividend or distribution on its Common Stock or any other capital stock in accordance with section 13.e. of the Secured Convertible Note Agreement: “, except that any such cash dividend or capital may be paid to the Company or a Guarantor.”

Secured Promissory Note between Fox Trot Tango, LLC and TK Management Services, LLC (“TK Secured Note”)

On January 6, 2023, Fox Trot Tango, LLC (the “Borrower”) issued the TK Secured Note to TK Management Services, LLC (the “Lender”) in the principal amount of 1,500,000. The TK Secured Note accrues interest at 12% per annum and matures in one year, January 6, 2024 (the “Maturity Date”). In the event of default, the TK Secured Note shall accrue interest at 12% per annum. At Closing, the Borrower prepaid six months of interest and a $15,000 origination fee. Monthly payments of $15,000 begin on August 6, 2023, with a balloon payment due at the Maturity Date.

The TK Secured Note and the Secured Indebtedness are secured by the TK Security Deed. In the event of default, the Lender shall have all of the rights and remedies reserved in the TK Security Deed and other loan documents and shall have full recourse to the Real Property and other collateral.

Guaranty Agreement between the Company and TK Management Services, LLC

Global Technologies, Ltd (“Guarantor”) agreed to assume and guaranty all liabilities and obligations under the TK Secured Note and TK Security Deed previously executed by its new wholly owned subsidiary, Fox Trot Tango, LLC (“Borrower”).

Guarantor hereby unconditionally and irrevocably waives any right to revoke this Guaranty and acknowledges that this Guaranty is continuing in nature and applies to all presently existing and future Guaranteed Obligations.

Security Agreement and Pledge of Membership interest between the Company and TXC Services, LLC

Global Technologies, Ltd (“Pledgor”) has agreed to grant to TXC Services, LLC (“Pledgee”) a security interest (the “Security Interest”) in and to all of its right, title and ownership interest in and to the Interests whether derived under the Certificate of Formation, the Operating Agreement, or otherwise, including, the Pledgor’s status as a Member of Fox Trot Tango, LLC (“FTT”), and the Pledgor’s right to participate in the management of the business and affairs of FTT (“Collateral”) to secure all liabilities and obligations of Pledgor to Pledgee.

To secure the complete and timely satisfaction of all liabilities, indebtedness and obligations of Pledgor to Pledgee under the Transaction Documents (collectively, the “Obligations”) pertaining to the Amended MIPA, the Pledgor herewith pledges, delivers, and assigns to the Pledgee and grants a first lien and security interest in favor of the Pledgee in and to the Interest (including Pledgor Total Rights in the Company). Provided there is not an Event of Default (as defined below), the aforesaid pledge shall be released within five (5) days after the date when the Pledgor and Company) have performed all Obligations under the Transaction Documents.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

NOTE N - SUBSEQUENT EVENTS (cont’d)

The Pledgor does hereby appoint Pledgee or its assignee, as Pledgor’s true and lawful attorney and in its name, place and stead, upon the occurrence of an Event of Default to cause the Interests to be transferred on the books of FTT to the name of Pledgee or to such other party as is designated by Pledgee. In furtherance of the preceding, Pledgor has delivered to Pledgee the Assignment of Member’s Interests, which instrument Pledgee shall hold in escrow and shall be entitled to (but not obligated to) release from escrow upon the occurrence of an Event of Default under any of the Transaction Documents.

An Event of Default under this Pledge shall include:

(a) The non-compliance or non-performance of the Company or Pledgor, under or of any term or condition when compliance or performance would otherwise be due under any Transaction Document.

(b) The adjudication of Pledgor or the Company as bankrupt or insolvent, or entry of any order, remaining unstayed by appeal or otherwise for ten (10) days, appointing a receiver or trustee for the Pledgor or the Company or for all or any of Pledgor’s or the Company’s assets, or the filing by or against the Pledgor or the Company of a petition seeking any of the foregoing or consenting thereto, or the filing of a petition to take advantage of any debtors’ act, or making a general assignment for the benefit of creditors or admitting in writing inability to pay debts as they mature.

(c) The dissolution of the Pledgor and the failure of the successor owner of such Pledgor’s Interests to execute a joinder to this Pledge with five (5) business days after transfer of such Interests to such successor.

On July 18, 2023, the Company issued 200,000,000 shares of its common stock to its former President, Jimmy Wayne Anderson, for the conversion of four (4) shares of Series L Preferred Stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2023 or 2022.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2023 and June 30, 2022 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2023 and June 30, 2022:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position and Term
Fredrick Cutcher	38	President, Principal Financial Officer and Chairman of the Board (May 2023 to present)

Fredrick Cutcher President, Principal Financial Officer, Director and Chairman of the Board –

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

Conflicts of Interest- Corporate Opportunities

Presently no requirement is contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth with respect to the named executive officer, compensation made for the twelve months ended June 30, 2023 and 2022:

Name and Principal Position	Year	Salary- Paid or accrued ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(a)	(b)	(c)(3)	(d)			(e)

Fredirick Cutcher, President, Treasurer, Secretary, Chairman (1)(2)	2023	4,167	0	0	0	0	0	0	4,167
Jimmy Wayne Anderson, former President (3)(4)	2023	294,467	0	0	0	0	0	0	294,467
	2022	0	198,150	0	0	0	0	0	198,150

(1)	On May 17, 2023, the Company retained Fredrick Cutcher as the Company’s Chief Executive Officer.

(2)	On May 17, 2023, the Company entered into an Employment Agreement (the “Agreement”) with Mr. Cutcher for his role as the Company’s Chief Executive Officer. Under the terms of the Agreement, Mr. Cutcher is to receive a base salary of $100,000 and $100,000 in Restricted Stock Units that vest at the end of the initial term of the Agreement. The Agreement has a term of one year and shall renew for successive one-year terms unless either party terminates the Agreement. The Agreement was effective as of May 17, 2023.

(3)	On July 28, 2022, the Company’s Board of Directors elected to compensate Mr. Anderson as Mr. Anderson has served as the Company’s sole officer and director since December 2018 and has not been under an employment agreement. As such, the Company compensated Mr. Anderson a total of $294,467 during the first quarter of fiscal 2023.

(4)	Mr. Anderson resigned as an officer and director of the Company on May 17, 2023.

(a)	Accrued salary and salary paid. Please see NOTE G - ACCRUED OFFICER AND DIRECTOR COMPENSATION for further information.

(b)	Paid bonus.

(c)	Delivery of common stock to officer for services rendered.

(d)	Options issued to employee for execution of employment agreement.

Directors’ Compensation

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

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made for the twelve months ended June 30, 2023 and 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Fredrick Cutcher (2023)(1)	$-	-	-	-	-	-	$-
Jimmy Wayne Anderson (2023)(2)(3)	$80,000	$-	-	-	-	-	$80,000
Jimmy Wayne Anderson (2022)(2)(3)	$80,000	$-	-	-	-	-	$80,000

(1)	Mr. Cutcher was appointed to the Company’s Board of Directors on May 17, 2023. For the periods presented, Mr. Cutcher had not entered into a Board of Directors Service Agreement.
(2)	On July 1, 2021, the Company executed a new Board of Directors Service Agreement with Mr. Anderson. Under the terms of the Agreement, Mr. Anderson received a one-time bonus payment of Fifty Thousand and no/100 dollars ($50,000.00) upon execution of the Agreement, and Twenty Thousand and no/100 dollars ($20,000.00) paid to Mr. Anderson on the last calendar day of each quarter as long as Mr. Anderson continues to fulfill his duties and provide the services set forth above. The compensation of $20,000 per quarter commenced with the third calendar quarter of 2021 (first fiscal quarter of 2022).
(3)	Mr. Anderson resigned as an officer and director of the Company on May 17, 2023. Please see NOTE G - ACCRUED OFFICER AND DIRECTOR COMPENSATION.

Director Independence

The Company has one director, Fredrick Cutcher, who also serves as the Company’s sole officer. All current directors are shareholders of the Company.

Employment Agreements

On May 17, 2023, the Company entered into an Employment Agreement (the “Agreement”) with Mr. Cutcher for his role as the Company’s Chief Executive Officer. Under the terms of the Agreement, Mr. Cutcher is to receive a base salary of $100,000 and $100,000 in Restricted Stock Units that vest at the end of the initial term of the Agreement. The Agreement has a term of one year and shall renew for successive one-year terms unless either party terminates the Agreement. The Agreement was effective as of May 17, 2023.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of December 27, 2023, the Company had authorized 14,991,000,000 shares of Class A Common Stock, 4,000,000 Class B Common Stock and 5,000,000 shares of Preferred Stock. There were 14,688,440,097 shares of Class A Common Stock, 0 shares of Class B Common Stock and 346 shares of Preferred Stock issued and outstanding as of December 27, 2023.

The following table sets forth certain information, as of December 27, 2023, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group.

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

The table below shows the number of shares beneficially owned as of December 27, 2023 by each of our individual directors and executive officers, by other holders of 5% or more of the outstanding Class A common stock and by all our current directors and executive officers as a group.

	Class A Common Stock
Name of Beneficial Owner	Beneficially Owned (1)(2)	Percentage of Common Stock (2)
5% Stockholders
Jetco Holdings, LLC(3)	10,300,000,000	20.90%
MainSpring, LLC (4)	5,000,000,000	10.14%
Brain Bridge Advisors, LLC (5)	5,000,000,000	10.14%
Current Executive Officers and Directors
Fredrick Cutcher (6)	-	0.00%
Total Executive Officers and Directors	-	0.00%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 27, 2023 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any person. Percentages are based on a total of shares of Class A common stock outstanding on December 27, 2023 and the shares issuable upon exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 27, 2023.

(2)	The number of common shares outstanding used in computing the percentages is 49,288,440,097 that includes 14,688,440,097 Class A common shares outstanding and 34,600,000,000 shares of common stock issuable upon conversion of all 346 shares of Series L Preferred Stock outstanding at December 27, 2023, but excludes an indeterminate number of shares of common stock to be issued upon conversion of the Company’s outstanding convertible notes.

(3)	Included within Jetco Holdings, LLC’s ownership is 103 shares of Series L Preferred Stock. Jetco Holdings, LLC is a Wyoming limited liability company. The address for Jetco Holdings, LLC is 11718 SE Federal Highway, Suite 372, Hobe Sound, FL 33455. Timothy Cabrera is the control person for Jetco Holdings, LLC.

(4)	Included within MainSpring, LLC’s ownership is 50 shares of Series L Preferred Stock. MainSpring, LLC is a Wyoming limited liability company. The address for MainSpring, LLC is 611 Fort Harrison Ave S, Suite 363, Clearwater, FL 33756. Brian McFadden is the control person for MainSpring, LLC.

(5)	Included within Brain Bridge Advisors, LLC’s ownership is 50 shares of Series L Preferred Stock. The address for Brain Bridge Advisors, LLC is 18245 Paulson Dr., Suite 39, Port Charlotte, FL 33954. Tim Cabrera is the control person for Brain Bridge Advisors, LLC.

(6)	The address for Mr. Cutcher is 8 Campus Dr., Suite 105, Parsippany, NJ 07054.

	Series K
	Preferred Stock	Percentage of Series K
Name of Beneficial Owner	Beneficially Owned (1)(2)	Preferred Stock
Jimmy Wayne Anderson (3)	3	100.00%

Total	3	100.00%

(1)	The Company’s Series K Super Voting Preferred Stock has no conversion feature.

(2)	The number of Series K Preferred shares outstanding used in computing the percentages is 3 as of December 27, 2023.

(3)	The address for Mr. Anderson is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701.

	Series L	Percentage of
	Preferred Stock	Series L
Name of Beneficial Owner	Beneficially Owned (1)(2)	Preferred Stock
Sylios Corp (3)	10	2.89%
Jimmy Wayne Anderson (4)	41	11.85%
Around the Clock Partners, LP (5)	40	11.56%
Jetco Holdings, LLC (6)	103	29.77%
MainSpring, LLC (7)	50	14.45%
Valvasone Trust (8)	44	12.72%
Jody A. DellaDonna (9)	8	2.31%
Brain Bridge Advisors, LLC (10)	50	14.45%

Total	346	100.00%

(1)	Each share of the Company’s Series L Preferred Stock can be converted into shares of the Company’s Class A Common stock based on the following formula: $5,000 divided by .50 times the lowest closing price of the Company’s Class A Common Stock for the immediate five-day period prior to the receipt of the Notice of Conversion.

(2)	The number of shares Series L Preferred Stock outstanding used in computing the percentages is 346 as of December 27, 2023.

(3)	Sylios Corp is a Florida corporation. The address for Sylios Corp is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701. Mr. Anderson is the control person for Sylios Corp.

(4)	The address for Mr. Anderson is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701.

(5)	Around the Clock Partners, LP is a Delaware limited partnership. The address for Around the Clock Partners, LP is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701. Mr. Anderson is the control person for Around the Clock Partners, LP.

(6)	Jetco Holdings, LLC is a Wyoming limited liability company. The address for Jetco Holdings, LLC is 11718 SE Federal Highway, Suite 372, Hobe Sound, FL 33455. Timothy Cabrera is the control person for Jetco Holdings, LLC.

(7)	MainSpring, LLC is a Wyoming limited liability company. The address for MainSpring, LLC is 611 Fort Harrison Ave S, Suite 363, Clearwater, FL 33756. Brian McFadden is the control person for MainSpring, LLC.

(8)	The address for Valvasone Trust 5114 Stoneywood Circle, Mableton, GA 30126. The trustee for Valvasone Trust is John DellaDonna.

(9)	The address for Jody A. DellaDonna is 109 Carrick Way, Macon, GA 31210.

(10)	The address for Brain Bridge Advisors, LLC is 18245 Paulson Dr., Suite 39, Port Charlotte, FL 33954. Tim Cabrera is the control person for Brain Bridge Advisors, LLC.

Please see NOTE J – CAPITAL STOCK for further information.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Person Transactions

The Company’s board of directors has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Party Transaction” is a transaction, arrangement, or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related party had, has or will have a direct or indirect material interest. A “Related Party” means:

●	any person who is, or at any time during the applicable period was, one of the Company’s executive officers or a member of or nominee for the board of directors;

●	any person (including any entity or group) who is known by the Company to be the beneficial owner of more than five percent (5%) of our voting stock;

●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer, or a beneficial owner of more than five percent (5%) of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer, or beneficial owner of more than five percent (5%) of our voting stock;

●	any of the foregoing persons that qualify as such at any time during the fiscal year in which a transaction that would otherwise be subject to this the policy occurs, even if such person has ceased to have such status during such fiscal year; and

●	any firm, corporation, or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a ten percent (10%) or greater beneficial ownership interest.

In addition, we will have in place policies and procedures designed to minimize potential conflicts of interest arising from any dealings the Company may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time.

Other Related Party Transactions

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify and advance litigation expenses incurred by such individuals by reason of (i) their status as directors and/or officers of the Company, (ii) acts or omissions made in good faith, (iii) their service in any capacity with respect to an employee benefit plan of our company or one or more of our majority owned subsidiaries, or (iv) their service as directors, officers, managers, general partners, trustees, employees, or agents of another entity (including a majority owned subsidiary of our company) at our request while directors and/or officers of our company to the fullest extent permitted by applicable law. See “Limitations on Personal Liability of Directors, Indemnification and Advancement Rights of Directors and Officers, and Director and Officer Insurance” for more detail on the extent to which Delaware law permits the indemnification of Directors and Officers under the indemnification agreement.

Pursuant to the indemnification agreements, the Company will advance all reasonable expenses to be incurred by the indemnitee related to a proceeding for which the indemnitee is entitled to indemnification. The indemnitee shall repay, to the Company, any expenses advance to the indemnitee if it is ultimately be determined that indemnitee is not entitled to be indemnified against such expenses.

Transactions with Related Parties

On June 30, 2023, the Company issued six (6) shares of its Series L Preferred Stock to its former sole officer and director, Jimmy Wayne Anderson, in satisfaction of related party debt.

On July 18, 2023, the Company issued 200,000,000 shares of its common stock to its former President, Jimmy Wayne Anderson, for the conversion of four (4) shares of Series L Preferred Stock.

During the year ended June 30, 2023, the Company reimbursed Jimmy Wayne Anderson $28,056 for expenses paid on behalf of the Company.

Promoters and Certain Control Persons

None.

List of Parents

None.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by Fruci & Associates II, PLLC for professional accounting services rendered for the fiscal years ended June 30, 2023 and 2022.

	Fiscal Year 2023	Fiscal Year 2022
Audit Fees (1)	$37,405	$20,500
Audit-Related Fees	-	-
Tax Fees (2)	-	-
Other Fees (3)	-	-
Total	$37,405	$20,500

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

Item 15. Financial Statements and Exhibits.

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.2	Amended and Restated Certificate of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.3	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Delaware (previously filed with Amendment No. 1 to Form 10 on July 24, 2020)
3.4	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Delaware (previously filed with Form 10 on June 8, 2020)
3.5	Amended and Restated Bylaws of Global Technologies, Ltd (previously filed with Form 8-K on January 21, 2021)
10.1	Senior Secured Promissory Note between Tersus Power, Inc. and Global Technologies, Ltd (previously filed with Form 8-K on December 20, 2021)
10.2	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated January 13, 2022 (previously filed with Form 8-K on January 21, 2022)
10.3	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated January 13, 2022 (previously filed with Form 8-K on January 21, 2022)
10.4	Exclusive Distribution Agreement (previously filed with Form 8-K on January 24, 2022)
10.5	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated February 4, 2022 (previously filed with Form 8-K on February 9, 2022)
10.6	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated February 4, 2022 (previously filed with Form 8-K on February 9, 2022)
10.7+	Employment Agreement between the Company and Frederick Kalei Cutcher date May 17, 2023 (previously filed with Form 10-Q on May 23, 2023)
10.8	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated May 17, 2023 (previously filed with Form 10-Q on May 23, 2023)
10.9	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated May 31, 2023 (previously filed with Form 8-K on June 6, 2023)
10.10	Securities Purchase Agreement between the Company and Hillcrest Ridgewood Partners, LLC dated May 31, 2023 (previously filed with Form 8-K on June 6, 2023)
10.11	Membership Interest Purchase Agreement between the Company and TXC Services, LLC dated June 9, 2023 (previously filed with Form 8-K on June 20, 2023)
10.12	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated July 18, 2023 (previously filed with Form 8-K on July 21, 2023)
10.13	Securities Purchase Agreement between the Company and Hillcrest Ridgewood Partners, LLC dated July 18, 2023 (previously filed with Form 8-K on July 21, 2023)
10.14	Amended and Restated Membership Interest Purchase Agreement between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.15	Assignment of Membership Units between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.16	Secured Promissory Note between Foxx Trot Tango, LLC and TK Management Services, LLC dated January 06, 2023 (previously filed with Form 8-K on July 31, 2023)
10.17	TK Management Services, LLC Security Deed dated January 06, 2023 (previously filed with Form 8-K on July 31, 2023)
10.18	Guaranty Agreement between the Company and TK Management Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.19	Secured Convertible Note between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.20	Securities Purchase Agreement between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.21	Security Deed between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.22	Security Agreement and Pledge of Membership interest between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.23	Third Amended and Restated Limited Liability Company Agreement dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.24*	Consulting Agreement between the Company and Brain Bridge Advisors, LLC dated August 23, 2023
10.25	Securities Purchase Agreement between the Company and Jetco Holdings, LLC dated November 17, 2023 (previously filed with Form 8-K on November 27, 2023)
10.26*	Form of Indemnification Agreement entered into between the Company and Fredrick Kutcher
21.1*	Articles of Formation Fox Trott Tango, LLC
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

101*	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 28, 2023

GLOBAL TECHNOLOGIES, LTD.

By:	/s/ Fredrick Cutcher
Fredrick Cutcher
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Fredrick Cutcher
Fredrick Cutcher	President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	December 28, 2023

