Form 10-Q
period 2023-09-30
GLOBAL TECHNOLOGIES LTD
filed 2024-01-09
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of January 8, 2024, there were 14,688,440,097 shares of registrant’s Class A common stock outstanding.

GLOBAL TECHNOLOGIES, LTD

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2023 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

iii

PART I

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	June 30, 2023
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,190	$18,300
Total current assets	13,190	18,300
Property and equipment, less accumulated depreciation of $19,909 and $18,611	16,454	17,752
Warehouse building	3,600,000	15,000
Goodwill	2,890,000	-
Total other assets	6,506,454	32,752
TOTAL ASSETS	$6,519,644	$51,052

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$10,423	$31,657
Accrued interest	102,082	74,984
Accrued executive compensation	12,500	-
Notes payable-third parties	3,510,000	390,000
Debt discount	(1,301,918)	-
Loans payable, related party	79,866	2,250
Contingent consideration	3,400,000	-
Derivative liability	860,388	1,180,680
Total current liabilities	6,673,341	1,679,571

TOTAL LIABILITIES	$6,673,341	$1,679,571

Commitments and contingencies	-	-

Mezzanine Equity:
Common stock to be issued upon conversion of Series L Preferred Stock	2,899,488	2,899,488
Total mezzanine equity	2,899,488	2,899,488

STOCKHOLDERS’ DEFICIENCY
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series K; 3 shares authorized, par value $0.01, as of September 30, 2023 and June 30, 2023, there are 3 and 3 shares outstanding, respectively	-	-
Series L; 500,000 shares authorized, par value $0.01, as of September 30, 2023 and June 30, 2023, there are 340 and 294 shares outstanding, respectively	3	3
Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of September 30, 2023 and June 30, 2023, there are 14,688,440,097 and 14,488,440,097 shares issued and outstanding, respectively	1,468,844	1,448,844
Additional paid- in capital Class A common stock	159,999,238	159,999,238
Additional paid- in capital preferred stock	1,702,285	1,472,285
Common stock to be issued	30,000	30,000
Accumulated deficit	(166,253,555)	(167,478,377)
Total stockholders’ deficiency	(3,053,185)	(4,528,007)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$6,519,644	$51,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended September 30, 2023 and 2022

	September 30, 2023	September 30, 2022

Revenue earned:
Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating Expenses
Officer and director compensation, including stock-based compensation of $0 and $10,000, respectively	25,000	314,467
Depreciation expense	1,298	1,298
Consulting services-stock-based	250,000	-
Professional services	-	20,900
Selling, general and administrative	48,991	2,355

Total operating expenses	325,289	339,020

Loss from operations	(325,289)	(339,020)

Other income (expenses)
Gain (expense) on derivative liability	1,920,292	332,630
Interest income	-	4,411
Interest expense	(72,099)	(7,614)
Amortization of debt discounts	(298,082)	(49,863)

Total other income	1,550,111	279,564

Income (loss) before provision for income taxes	1,224,822	(59,456)

Provision for income taxes	-	-

Net income (loss)	$1,224,822	$(59,456)

Basic and diluted income (loss) per common share	$0.00	$(0.00)

Weighted average common shares outstanding – basic and diluted	14,539,553,430	14,278,428,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)

(UNAUDITED)

For the three months ended September 30, 2023 and 2022

	Series K Preferred		Series L Preferred				Common Stock to	Additional
	stock		stock		Common Stock		be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at June 30, 2022	3	-	276	3	13,785,662,319	1,378,566	-	164,118,020	(166,444,337)	(947,748)
Issuance of common stock to noteholders in satisfaction of principal and interest	-	-	-	-	702,777,778	70,278	-	180,820	-	251,098
Net loss for the three months September 30, 2022	-	-	-	-	-	-	-	-	(59,456)	(59,456)
Balances at September 30, 2022	3	$-	276	$3	14,488,440,097	$1,448,844	$-	$164,298,840	$(166,503,793)	$(756,106)

Balances at June 30, 2023	3	$-	294	$3	14,488,440,097	$1,448,844	30,000	$161,471,523	$(167,478,377)	$(4,528,007)
Issuance of common stock for conversion of Series L preferred Stock	-	-	(4)	-	200,000,000	20,000	-	(20,000)	-	-
Issuance of Series L preferred stock for compensation	-	-	50	-	-	-	-	250,000	-	250,000
Net income for the three months September 30, 2023	-	-	-	-	-	-	-	-	1,224,822	1,224,822
Balances at September 30, 2023	3	$-	340	$3	14,688,440,097	$1,468,844	$30,000	$161,701,523	$(166,253,555)	$(3,053,185)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended September 30, 2023 and 2022

	September 30, 2023	September 30, 2022

OPERATING ACTIVITIES:
Net income (loss)	$1,224,822	$(59,456)
Adjustment to reconcile net loss to net cash provided by operating activities:
Net acquisition of FTT	25,000	-
Derivative liability (gain) loss	(1,920,292)	(332,630)
Depreciation	1,298	1,298
Issuance of Series L Preferred Stock for consulting services	250,000	-
Amortization of debt discounts	298,082	49,863
Changes in operating assets and liabilities:
Accrued interest receivable	-	(4,411)
Receivable other, net	-	1,000
Accounts payable	(21,234)	15,876
Accrued interest	27,098	7,614
Accrued compensation	12,500	-
Net cash (used) by operating activities	(102,726)	(320,846)

INVESTING ACTIVITIES:
Net cash provided (used) by investing activities	-	-

FINANCING ACTIVITIES:
Borrowings from loans payable, related parties	77,616	-
Borrowings from convertible notes payable	20,000	-
Net cash provided by financing activities	97,616	-

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,110)	(320,846)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,300	324,494

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,190	$3,648

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for debt	$-	$210,833
Accrual for contingent consideration of acquisition of Foxx Trott Tango, LLC	$3,400,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2023 and 2022

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

Our principal executive offices are located at 8 Campus Drive, Suite 105 Parsippany, New Jersey 07054 and our telephone number is (973) 233-5151. The information contained on, or that can be accessed through, our website is not a part of this Quarterly Report on Form 10-Q. We have included our website address in this Quarterly Report solely as an inactive textual reference.

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

For the three months ended September 30, 2023 and 2022

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

About Foxx Trott Tango, LLC

Foxx Trott Tango, LLC (“Foxx Trott”) was formed as a Wyoming limited liability company on February 3, 2022. Foxx Trott was acquired through a membership interest purchase agreement on July 25, 2023. Foxx Trott is the owner of a commercial building in Sylvester, GA. The Company intends on utilizing Foxx Trott for the purchase of additional parcels of real estate. Please see NOTE D – ACQUISITION OF FOXX TROTT TANGO, LLC for further information.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2023 and 2022

(Unaudited)

NOTE B – BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2023 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 as filed with the Securities and Exchange Commission on December 29, 2023. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2023, and updated, as necessary, in this Quarterly Report on Form 10-Q.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended June 30, 2023 filed with the Securities and Exchange Commission on December 19, 2023.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Global Technologies and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

As of September 30, 2023, Global Technologies had six wholly owned subsidiaries: TCBM Holdings, LLC (“TCBM”), HMNRTH, LLC (“HMNRTH”), 911 Help Now, LLC (“911”), Markets on Main, LLC (“MOM”), Tersus Power, Inc. (“Tersus”) and Foxx Trott Tango, LLC (“Foxx Trott”). As of September 30, 2023, the Company had a minority investment in one entity, Global Clean Solutions, LLC.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2023 and 2022

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents. The Company has cash on deposit at one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. In the future, the Company may reduce its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $13,190 of cash and cash equivalents at September 30, 2023 of which none was held in foreign bank accounts and $0 was not covered by FDIC insurance limits as of September 30, 2023.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2023 and June 30, 2023, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Concentrations of Risks

Concentration of Revenues – For the three months ended September 30, 2023 and 2022, the Company generated $0 revenue. All of the Company’s revenue was derived from consulting services during the year ended June 30, 2023.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2023, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2023 and 2022

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

For the three months ended September 30, 2023 and 2022

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the three months ended September 30, 2023 and 2022, the Company excluded 29,100,000,000 and 16,800,000,000, respectively, shares relating to convertible notes payable to third parties and shares issuable upon conversion of the Company’s Series L Preferred stock.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2023 and 2022

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

Intangible Assets

Intangible assets are stated at the lesser of cost or fair value less accumulated amortization. Please see NOTE D – ACQUISITION OF FOXX TROTT TANGO, LLC for further information.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2023 and 2022
(Unaudited)

NOTE D – ACQUISITION OF FOXX TROTT TANGO, LLC

On July 25, 2023, the Company acquired 100% ownership of Foxx Trott Tango, LLC (“Foxx Trott”). The combination has been accounted for in the accompanying consolidated financial statements as an “acquisition” transaction. Accordingly, the financial position and results of operation of the Company prior to July 25, 2023 has been excluded from the accompanying consolidated financial statements. The Company acquired a 100% interest in exchange for Convertible Promissory Notes in the amount of $3,100,000 and the potential issuance of 680 shares of Series L Preferred Stock of the Company.

The following table summarizes the aggregate preliminary purchase price consideration paid to acquire Foxx Trott.

As of July 25, 2023

Convertible promissory notes	$3,100,000
Contingent consideration (i)	3,400,000
Total purchase price	$6,500,000

(i)	Contingent consideration is based on the following:

Earn-Out Lease Milestones. Seller shall receive up to Six Hundred and Eighty (680) shares of Series L Preferred Stock (“Series L Preferred”) valued at up to $3,400,000, based on the following earn-out lease milestones:

(i)	Lease of 25% of the square footage of the Property, Seller shall receive 25% of the Series L Preferred;
(ii)	Lease of 50% of the square footage of the Property, Seller shall receive 50% of the Series L Preferred;
(iii)	Lease of 75% of the square footage of the Property, Seller shall receive 75% of the Series L Preferred; and
(iv)	Lease of 100% of the Property, Seller shall receive 100% of the Series L Preferred.

Details regarding the book values and fair values of the net assets acquired are as follows:

	Book Value	Fair Value	Difference
	(Unaudited)	(Unaudited)	(Unaudited)
Cash	$10,000	$10,000	$-
Warehouse building	2,956,583	3,600,000	643,417
Note payable-TK Management Services, LLC	(1.500,000)	(1,500,000)	-
Note payable-TXC Services, LLC	(1,600,000)	(1,600,000)	-
Net Total	$(133,417)	$510,000	$643,417

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

Fair value estimates are based on a series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Management values acquired intangible assets using the relief from royalty method or excess earnings method, forms of the income approach supported by observable market data for peer companies. The significant assumptions used to estimate the value of the acquired intangible assets include discount rates and certain assumptions that form the basis of future cash flows (such as revenue growth rates, customer attrition rates, and royalty rates). Real properties are marked to fair value for valuation of the total purchase price. For certain items, the carrying value is determined to be a reasonable approximation of fair value based on information available to the Company.

The following table summarizes the purchase price allocation of fair values of the assets and liabilities assumed at the date of acquisition:

As of July 25, 2023

Cash	$10,000
Warehouse building (ii)	3,600,000
3,610,000
Goodwill (iii)	2,890,000
Total purchase price	$6,500,000

(ii)	Warehouse Building valued at fair value based on appraisal.
(iii)	Goodwill is recorded when the cost of acquired business exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from July 25, 2023 through September 30, 2023 were as follows:

Balance as of July 25, 2023	$2,890,000
Additions and adjustments	-
Balance as of September 30, 2023	$2,890,000

NOTE E - PROPERTY AND EQUIPMENT

	September 30, 2023	June 30, 2023

Property and Equipment	$36,363	$36,363
Less: accumulated depreciation	(19,909)	(18,611)
Total	$16,454	$17,752

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the three months ended September 30, 2023 and 2022 was $1,298 and $1,298, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2023 and 2022

(Unaudited)

NOTE F – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	September 30, 2023	June 30, 2023

Convertible promissory Note, dated July 25, 2023 payable to TXC Services, LLC (“TXC”), interest at 8%, due July 25, 2024, with unamortized debt discount of $1,301,918 and $0 at, September 30, 2023 and June 30, 2023, respectively (i)	$1,600,000	-
Promissory Note, dated January 6, 2023 payable to TK Management Services, LLC (“TK Management”), interest at 12%, due January 6, 2024, with unamortized debt discount of $0 and $0 at, September 30, 2023 and June 30, 2023, respectively (ii)	1,500,000	-
Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2023, with unamortized debt discount of $0 and $0 at, September 30, 2023 and June 30, 2023, respectively (iii)	100,000	100,000
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2023, with unamortized debt discount of $0 and $0 at September 30, 2023 and June 30, 2023, respectively (iv)	200,000	200,000
Convertible Promissory Note dated May 31, 2023 payable to MainSpring, LLC (“MainSpring”), originally issued to Hillcrest Ridgewood Partners, LLC and assigned on September 15, 2023, interest at 8%, due May 31, 2024 with unamortized debt discount of $0 and $0 at, June 30, 2023 and June 30, 2022, respectively (v)	90,000	90,000
Convertible Promissory Note dated July 18, 2023 payable to Hillcrest Ridgewood Partners LLC (“Hillcrest”), interest at 8%, due July 18, 2024 with unamortized debt discount of $0 and $0 at, September 30, 2023 and June 30, 2023, respectively (vi)	20,000	-
Totals	$3,510,000	$390,000

(i)	On July 25, 2023, the Company and Foxx Trott (the “Borrower”) executed the Seller Secured Note payable to TXC Services, LLC (“Holder”) in the principal amount of $1,600,000. The Seller Secured Note has a term of one (1) year, Maturity Date of July 25, 2024, and bears interest at 6% per annum. Any Principal Amount or interest on this Seller Secured Note which is not paid when due shall bear interest at the rate of eighteen percent (18%) per annum from the due date thereof until the same is paid (“Default Interest”). The Seller Secured Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Seller Secured Note shall be convertible into shares of Common Stock hereunder shall be 100% multiplied by the Market Price (as defined herein) subject to adjustment as described herein (“Conversion Price”). “Market Price” means the lowest one (1) Trading Price (as defined below) for the Common Stock during the three (3) Trading Day period ending on the last complete Trading Day prior to the Conversion Date subject to adjustment as provided in this Seller Secured Note. The Seller Secured Note will contain certain limitations on conversion. It provides that no conversion may be made if, after giving effect to the conversion, the Investor would own in excess of 9.99% of the Company’s outstanding shares of Common Stock. This percentage may be increased or decreased to a percentage not to exceed 9.99%, at the option of the Investor, except any increase will not be effective until 61 days prior notice to the Company. The Seller Secured Note will impose penalties on the Company for any failure to timely deliver any shares of its Common Stock issuable upon conversion. As of September 30, 2023, $1,600,000 principal plus $17,622 interest were due.

(ii)

On January 6, 2023, Fox Trot (the “Borrower”) issued the TK Secured Note to TK Management Services, LLC (the “Lender”) in the principal amount of 1,500,000. The TK Secured Note accrues interest at 12% per annum and matures in one year, January 6, 2024 (the “Maturity Date”). In the event of default, the TK Secured Note shall accrue interest at 12% per annum. At Closing, the Borrower prepaid six months of interest and a $15,000 origination fee. Monthly payments of $15,000 begin on August 6, 2023, with a balloon payment due at the Maturity Date. The TK Secured Note and the Secured Indebtedness are secured by the TK Security Deed. In the event of default, the Lender shall have all of the rights and remedies reserved in the TK Security Deed and other loan documents and shall have full recourse to the Real Property and other collateral. As of September 30, 2023, $1,500,000 principal was due.

(iii)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of September 30, 2023, $100,000 principal plus $17,479 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2023 and 2022

(Unaudited)

NOTE F – NOTES PAYABLE, THIRD PARTIES (cont’d)

(iv)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of September 30, 2023, $200,000 principal plus $34,959 interest were due.

(v)	On May 31, 2023, the Company issued to Hillcrest Ridgewood Partners, LLC (the “Old Holder”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $90,000. On September 15, 2023, the Convertible Note was assigned to MainSpring, LLC (the “New Holder”). The Convertible Note has a term of one (1) year, Maturity Date of May 31, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this New Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The New Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the New Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this New Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this New Convertible Note. Upon the occurrence of any Event of Default, this New Convertible Note shall become immediately due and payable, and the Company shall pay to the New Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the New Holder. The New Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on May 31, 2023. As of September 30, 2023, $90,000 principal plus $2,407 interest were due.

(vi)

On July 18, 2023, the Company executed a Convertible Note (the “Convertible Note”) payable to Hillcrest Ridgewood Partners, LLC (the “Holder”)(together, the “Parties”) in the principal amount of $20,000 and the Parties entered into a Securities Purchase Agreement (the “SPA”). The Convertible Note has a term of one (1) year, Maturity Date of July 18, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this Convertible Note. Upon the occurrence of any Event of Default, this Convertible Note shall become immediately due and payable, and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the Holder. The Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on July 18, 2023. As of September 30, 2023, $20,000 principal plus $101 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2023 and 2022

(Unaudited)

NOTE G – LOANS PAYABLE – RELATED PARTIES

The loans payable, related parties, at September 30, 2023 and June 30, 2023 consisted of:

	September 30, 2023	June 30, 2023

Foxx Trott Tango, LLC seller, due on demand, 0% interest	$57,616	$-
Consultant, due on demand, 0% interest	22,250	2,250
Total loans payable, related parties	$79,866	$2,250

NOTE H - DERIVATIVE LIABILITY

The derivative liability at September 30, 2023 and June 30, 2023 consisted of:

	September 30, 2023	June 30, 2023

Convertible Promissory Notes payable to TXC Services, LLC. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	$537,155	$-
Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	323,233	1,180,680
Total derivative liability	$860,388	$1,180,680

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

The fair value of the derivative liability was measured at the respective issuance dates and at September 30, 2023, and June 30, 2023 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at September 30, 2023 were (1) stock price of $0.0002 per share, (2) conversion prices ranging from $0.0001 to $0.0002 per share, (3) terms of 6 months to 10 months, (4) expected volatility of 305.48%, and (5) risk free interest rate of 5.53%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2023 were (1) stock price of $0.0002 per share, (2) conversion price of $0.00005 per share, (3) term of 6 months, (4) expected volatility of 305.48%, and (5) risk free interest rate of 5.47%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3

Balance at June 30, 2023	$1,180,680
Additions	-
(Gain) Loss	(320,292)
Change resulting from conversions and payoffs	-
Balance at September 30, 2023	$860,388

NOTE I - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. At September 30, 2023 and June 30, 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At September 30, 2023 and June 30, 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (cont’d)

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At September 30, 2023 and June 30, 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At September 30, 2023 and June 30, 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At September 30, 2023 and June 30, 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. At September 30, 2023 and June 30, 2023, the Company had 3 and 3 shares issued and outstanding, respectively.

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

For the three months ended September 30, 2023 and 2022

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

Series L Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series L Preferred Stock, par value $0.01. The designation of the new Series L Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue five hundred thousand (500,000) shares of the Series L Preferred Stock. At September 30, 2023 and June 30, 2023, the Company had 340 and 294 shares issued and outstanding, respectively.

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

For the three months ended September 30, 2023 and 2022

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

For the three months ended September 30, 2023 and 2022

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

For the three months ended September 30, 2023 and 2022

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (cont’d)

At September 30, 2023 and June 30, 2023, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At September 30, 2023 and June 30, 2023, the Company has 14,688,440,097 and 14,488,440,097 shares issued and outstanding, respectively. At September 30, 2023 and June 30, 2023, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At September 30, 2023 and June 30, 2023, the Company has 0 and 0 shares issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the three months ended September 30, 2023 and year ended June 30, 2023, the Company issued and/or sold the following unregistered securities:

Common Stock:

Three months ended September 30, 2023

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

Common Stock to be issued at June 30, 2023

On May 19, 2023, Jetco Holdings, LLC submitted a Notice of Conversion for three (3) shares of Series L Preferred Stock in exchange for 300,000,000 shares of common stock. As of September 30, 2023, the 300,000,000 shares of common stock had not been issued.

Mezzanine Equity

As of September 30, 2023, the Company has common stock to be issued upon conversion of the Company’s Series L Preferred Stock (“Series L Preferred”) in the amount of $2,899,448. As of September 30, 2023, the Series L Preferred can be converted at $0.0002 per share, into 14,497,440,097 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown amount of preferred shares to be issued, cash has been repaid and the preferred shares are convertible at the option of the holder, the Company determined that mezzanine treatment appears appropriate. As such, the Company feels these securities should be classified as Mezzanine equity until they are fully issued.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (cont’d)

Preferred Stock:

Three months ended September 30, 2023

On August 23, 2023, the Company issued 50 shares of its Series L Preferred Stock to a consultant as per the terms of its consulting agreement.

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

Warrants and Options:

None.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2023 and 2021

(Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES

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

Foxx Trott Tango, LLC Acquisition

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

None of the above milestones were met as of September 30, 2023.

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of September 30, 2023, we had an accumulated deficit of $166,253,555. For the three months ended September 30, 2023, we had cash used from operating activities of $102,726. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

NOTE L - SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted the following events requiring disclosure:

On December 28, 2023, Global Technologies, Ltd (the “Company”) entered into a Letter of Intent (the “LOI”) to acquire GOe3, LLC (“GOe3”).

The LOI sets forth the proposed terms and conditions pursuant to which the Company and GOe3 intend to effect a business combination, as a result of which GOe3 will conduct business as a wholly-owned subsidiary of the Company (“Proposed Transaction”).

The Company anticipates that the Proposed Transaction will be structured as a share-for-share exchange, with the Company’s shareholders retaining 30% and GOe3 receiving 70% of the combined Company. The Company will designate a new preferred stock to issue to the GOe3 members in exchange for the membership units.

At Closing, Bruce Brimacombe will be named the Company’s President and appointed to the Company’s Board of Directors. Promptly following the closing, the Company will adopt a plan to apply for an uplist to a national exchange or the NASDAQ.

The Proposed Transaction has been approved by the Board of Directors of the Company and the Managing Members of GOe3 and is expected to close in the first quarter of CY 2024. The Transaction will be considered a “reverse merger” because the members of GOe3 will own more than a majority of the outstanding common stock of the Company following completion of the Proposed Transaction. In addition, the closing of the Proposed Transaction is subject to satisfaction of the following conditions: (i) satisfactory completion of due diligence review by both parties, (ii) the negotiation, execution and delivery of definitive agreements, (iii) satisfactory completion of an audit of GOe3’s financial statements, and (iv) approval by both the Company’s shareholders, limited partners of GOe3, as well as other customary closing conditions.

Both parties are restricted from engaging in discussions with other parties about an acquisition or similar transaction. Upon execution of a definitive agreement, the Company will file a Current Report on form 8-K with more details regarding the Proposed Transaction, including the capitalization of the Company upon the closing of the Proposed Transaction.

There can be no assurance that the Proposed Transaction will be completed as currently contemplated, or at all.

On October 31, 2023, the Company executed a Convertible Note (the “Convertible Note”) payable to MainSpring, LLC (the “Holder”)(together, the “Parties”) in the principal amount of $25,000 and the Parties entered into a Securities Purchase Agreement (the “SPA”). The Convertible Note has a term of one (1) year, Maturity Date of October 13, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this Convertible Note. Upon the occurrence of any Event of Default, this Convertible Note shall become immediately due and payable, and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the Holder. The Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on October 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, and in our subsequent filings with the SEC, and include, among others, the following: marijuana is illegal under federal law, the marijuana industry is subject to strong competition, our business is dependent on laws pertaining to the marijuana industry, the marijuana industry is subject to government regulation, our business model depends on the availability of private funding, we will be subject to general real estate risks, if debt payments to note holder are not made we could lose our investment in our real estate properties, terms and deployment of capital. The terms “Global Technologies, Ltd “Global Technologies,” “Global,” “we,” “us,” “our,” and the “Company” refer to Global Technologies, Ltd., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

Company Overview

Global Technologies, Ltd. (hereinafter the “Company”, “Our”, “We”, or “Us”) was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd.

Our principal executive office is located at 8 Campus Drive, Suite 105 Parsippany, New Jersey 07054 and our telephone number is (973) 233-5151. The information contained on, or that can be accessed through, our website is not a part of this Quarterly Report on Form 10-Q. We have included our website address in this Quarterly Report solely as an inactive textual reference.

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

About Foxx Trott Tango, LLC

Foxx Trott Tango, LLC (“Foxx Trott”) was formed as a Wyoming limited liability company on February 3, 2022. Foxx Trott was acquired through a membership interest purchase agreement on July 25, 2023. Foxx Trott is the owner of a commercial building in Sylvester, GA. The Company intends on utilizing Foxx Trott for the purchase of additional parcels of real estate. Please see NOTE D – ACQUISITION OF FOXX TROTT TANGO, LLC for further information.

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended September 30, 2023.

Please see our Annual Report on Form 10-K for the year ended June 30, 2023 filed on December 29, 2023, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table sets forth information comparing the components of net (loss) income for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Period over Period Change
	2023	2022	$	%
Revenues, net	$-	$-	$-	0.00%
Cost of revenues	-	-	-	0.00%
Gross profit	-	-	-	0.00%

Operating expenses:
Selling, general and administrative	48,991	2,355	46,636	1,980.30%
Other operating expenses	276,298	336,665	(60,367)	-17.93%
Total operating expenses	325,289	339,020	(13,731)	-4.05%
Operating loss	(325,289)	(339,020)	(13,731)	-4.05%

Other (expense) income:
Gain (loss) on derivative liability	1,920,292	332,630	1,587,662	477.31%
Amortization of debt discounts	(298,082)	(49,863)	(248,219)	497.80%
Interest income	-	4,411	(4,411)	-100.00%
Interest expense	(72,099)	(7,614)	(64,485)	846.93%
Total other income	1,550,111	279,564	1,270,547	454.47%
Income (loss) before income taxes	1,224,822	(59,456)	1,284,278	2,160.05%
Income tax expense	-	-	-	-
Net income (loss)	1,224,822	(59,456)	1,284,278	2,160.05%

Revenue

For the three months ended September 30, 2023 and 2022, we generated revenue of $0 and $0, respectively.

Cost of Revenues

For the three months ended September 30, 2023 and 2022, cost of revenues was $0 and $0, respectively.

Gross Profit

For the three months ended September 30, 2023 and 2022, gross profit was $0 and $0, respectively.

Operating Expenses

Selling, general and administrative expenses were $48,991 and $2,355 for the three months ended September 30, 2023 and 2022, respectively, representing an increase of $46,636, or 1,980.30%. The Company’s selling, general and administrative expenses increase is largely attributable to executive compensation.

Other Income (Expenses)

Other income (expenses) were $1,550,111 and $279,564 for the three months ended September 30, 2023 and 2022, respectively, representing an increase of $1,270,547, or 54.47%. The other income (expenses) for the three months ended September 30, 2023 included interest expense of ($72,099) and amortization of debt discounts of ($298,082) offset by a gain on derivative liability of $1,920,292. The increase in other income for the three months ended September 30, 2023 was largely attributable to a gain on derivative liability.

Income tax expense

There was no income tax expense for the three months ended September 30, 2023 and September 30, 2022.

Net Income (loss)

For the three months ended September 30, 2023, net income was $1,224,822, as compared to a net loss of ($59,456) for three months ended September 30, 2022, an increase of $1,284,278. The increase in net income for the three months ended September 30, 2023 was largely attributable to the Company’s gain on derivative liability.

Liquidity and Capital Resources

The following table summarizes the cash flows for the three months ended September 30, 2023 and 2022:

	2023	2022
Cash Flows:

Net cash (used in) operating activities	(102,726)	(320,846)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	97,616	-

Net increase (decrease) in cash	(5,110)	(320,846)
Cash at beginning of period	18,300	324,494

Cash at end of period	$13,190	$3,648

As of September 30, 2023 and 2022, the Company had cash of $13,190 and $3,648, respectively.

We had cash (used in) operating activities of ($102,726) for the three months ended September 30, 2023, compared to ($320,846) for the three months ended September 30, 2022. The net cash used in operating activities for the three months ended September 30, 2023 consisted primarily of net income of $1,224,822, issuance of Series L Preferred Stock in the amount of $250,000 and amortization of debt discounts in the amount of $298,082 offset by a gain on derivative e liability in the amount of $1,920,292.

We had cash provided by investing activities of $- and $- for the three months ended September 30, 2023 and 2022, respectively

We had cash provided by financing activities of $97,616 and $- for the three months ended September 30, 2023 and 2022, respectively, of which $77,616 was from borrowings from loans payable - related parties and borrowings from the issuance of a convertible note in the amount of $20,000 during the three months ended September 30, 2023.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended September 30, 2023 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

Issuance of common stock – Three months ended September 30, 2023

On July 18, 2023, the Company issued 200,000,000 shares of its common stock to its former President, Jimmy Wayne Anderson, for the conversion of four (4) shares of Series L Preferred Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit	Description

3.1	Articles of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.2	Amended and Restated Certificate of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.3	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Delaware (previously filed with Amendment No. 1 to Form 10 on July 24, 2020)
3.4	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Delaware (previously filed with Form 10 on June 8, 2020)
3.5	Amended and Restated Bylaws of Global Technologies, Ltd (previously filed with Form 8-K on January 21, 2021)
10.1	Senior Secured Promissory Note between Tersus Power, Inc. and Global Technologies, Ltd (previously filed with Form 8-K on December 20, 2021)
10.2	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated January 13, 2022 (previously filed with Form 8-K on January 21, 2022)
10.3	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated January 13, 2022 (previously filed with Form 8-K on January 21, 2022)
10.4	Exclusive Distribution Agreement (previously filed with Form 8-K on January 24, 2022)
10.5	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated February 4, 2022 (previously filed with Form 8-K on February 9, 2022)
10.6	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated February 4, 2022 (previously filed with Form 8-K on February 9, 2022)
10.7+	Employment Agreement between the Company and Frederick Kalei Cutcher date May 17, 2023 (previously filed with Form 10-Q on May 23, 2023)
10.8	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated May 17, 2023 (previously filed with Form 10-Q on May 23, 2023)
10.9	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated May 31, 2023 (previously filed with Form 8-K on June 6, 2023)
10.10	Securities Purchase Agreement between the Company and Hillcrest Ridgewood Partners, LLC dated May 31, 2023 (previously filed with Form 8-K on June 6, 2023)
10.11	Membership Interest Purchase Agreement between the Company and TXC Services, LLC dated June 9, 2023 (previously filed with Form 8-K on June 20, 2023)
10.12	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated July 18, 2023 (previously filed with Form 8-K on July 21, 2023)
10.13	Securities Purchase Agreement between the Company and Hillcrest Ridgewood Partners, LLC dated July 18, 2023 (previously filed with Form 8-K on July 21, 2023)
10.14	Amended and Restated Membership Interest Purchase Agreement between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.15	Assignment of Membership Units between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.16	Secured Promissory Note between Foxx Trot Tango, LLC and TK Management Services, LLC dated January 06, 2023 (previously filed with Form 8-K on July 31, 2023)
10.17	TK Management Services, LLC Security Deed dated January 06, 2023 (previously filed with Form 8-K on July 31, 2023)
10.18	Guaranty Agreement between the Company and TK Management Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.19	Secured Convertible Note between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.20	Securities Purchase Agreement between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.21	Security Deed between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.22	Security Agreement and Pledge of Membership interest between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.23	Third Amended and Restated Limited Liability Company Agreement dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.24	Consulting Agreement between the Company and Brain Bridge Advisors, LLC dated August 23, 2023 (previously filed with Form 10-K on December 29, 2023)
10.25	Securities Purchase Agreement between the Company and Jetco Holdings, LLC dated November 17, 2023 (previously filed with Form 8-K on November 27, 2023)
10.26	Form of Indemnification Agreement entered into between the Company and Fredrick Kutcher (previously filed with Form 10-K on December 29, 2023)
10.27*	Convertible Note between the Company and MainSpring, LLC dated October 31, 2023
10.28*	Securities Purchase Agreement between the Company and MainSpring, LLC dated October 31, 2023
21.1	Articles of Formation Foxx Trott Tango, LLC (previously filed with Form 10-K on December 29, 2023)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

101*	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TECHNOLOGIES, LTD

By:	/s/ Fredrick Kalei Cutcher
Fredrick Kalei Cutcher
President

Date:	January 9, 2024

