Form 10-Q
period 2023-12-31
GLOBAL TECHNOLOGIES LTD
filed 2024-02-06
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

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

(973) 233-5151

Registrant’s telephone number, including area code:

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

As of February 5, 2024, there were 14,688,440,097 shares of registrant’s Class A common stock outstanding.

GLOBAL TECHNOLOGIES, LTD

FORM 10-Q

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended December 31, 2023 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

iii

PART I

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	June 30, 2023
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,694	$18,300
Total current assets	10,694	18,300
Property and equipment, less accumulated depreciation of $21,207 and $18,611	15,156	17,752
Warehouse building	3,600,000	15,000
Goodwill	2,890,000	-
Total other assets	6,505,156	32,752
TOTAL ASSETS	$6,515,850	$51,052

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$22,772	$31,657
Accrued interest	136,092	74,984
Accrued payroll taxes and withholdings	1,128	-
Accrued executive compensation	33,333	-
Notes payable-third parties	3,535,000	390,000
Debt discount	(907,397)	-
Loans payable, related party	124,865	2,250
Contingent consideration	3,400,000	-
Derivative liability	3,779,246	1,180,680
Total current liabilities	10,125,039	1,679,571

TOTAL LIABILITIES	$10,125,039	$1,679,571

Commitments and contingencies	-	-

Mezzanine Equity:
Common stock to be issued upon conversion of Series L Preferred Stock	3,400,000	2,899,488
Total mezzanine equity	3,400,000	2,899,488

STOCKHOLDERS’ DEFICIENCY
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series K; 3 shares authorized, par value $0.01, as of December 31, 2023 and June 30, 2023, there are 3 and 3 shares outstanding, respectively	-	-
Series L; 500,000 shares authorized, par value $0.01, as of December 31, 2023 and June 30, 2023, there are 340 and 294 shares outstanding, respectively	3	3
Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of December 31, 2023 and June 30, 2023, there are 14,688,440,097 and 14,488,440,097 shares issued and outstanding, respectively	1,468,844	1,448,844
Additional paid- in capital Class A common stock	159,498,726	159,999,238
Additional paid- in capital preferred stock	1,702,285	1,472,285
Common stock to be issued	30,000	30,000
Accumulated deficit	(169,709,047)	(167,478,377)
Total stockholders’ deficiency	(7,009,189)	(4,528,007)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$6,515,850	$51,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three and six months ended December 31, 2023 and 2022

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022

Revenue	$-	$14,000	$-	$14,000
Cost of goods sold	-	-	-	-
Gross profit	-	14,000	-	14,000

Operating Expenses
Officer and director compensation, including stock-based compensation of $0, $10,000, $0 and $20,000, respectively	25,000	20,000	50,000	334,467
Consulting services-stock-based	-		250,000	-
Depreciation expense	1,298	1,298	2,596	2,596
Professional services	26,542	6,900	26,542	27,800
Selling, general and administrative	10,264	10,314	59,255	12,669

Total operating expenses	63,104	38,512	388,393	377,532

Loss from operations	(63,104)	(24,512)	(388,393)	(363,532)

Other income (expenses)
Interest income	-	4,411	-	8,822
Gain (loss) on derivative liability	(2,918,858)	211,387	(998,566)	544,017
Interest expense	(79,009)	(7,562)	(151,108)	(15,176)
Amortization of debt discounts	(394,521)	-	(692,603)	(49,863)

Total other income (expense)	(3,392,388)	208,236	(1,842,277)	487,800

Income (loss) before provision for income taxes	(3,455,492)	183,724	(2,230,670)	124,268

Provision for income taxes	-	-	-	-

Net income (loss)	$(3,455,492)	$183,724	$(2,230,670)	$124,268

Basic and diluted income (loss) per common share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common shares outstanding – basic and diluted	14,688,440,097	14,488,440,097	14,688,440,097	14,383,434,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)

(UNAUDITED)

For the three and six months ended December 31, 2023 and 2022

	Series K Preferred		Series L Preferred				Common Stock to	Additional
	stock		stock		Common Stock		be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at June 30, 2022	3	-	276	3	13,785,662,319	1,378,566	-	164,118,020	(166,444,337)	(947,748)
Issuance of common stock to noteholders in satisfaction of principal and interest	-	-	-	-	702,777,778	70,278	-	180,820	-	251,098
Net loss for the three months ended September 30, 2022									(59,456)	(59,456)
Balances at September 30, 2022	3	-	276	3	14,488,440,097	1,448,844	-	164,298,840	(166,503,793)	(756,106)
Net income for the three months ended December 31, 2022	-	-	-	-	-	-	-	-	183,724	183,724
Balances at December 31, 2022	3	$-	276	$3	14,488,440,097	$1,448,844	$-	$164,298,840	$(166,320,069)	$(572,382)

Balances at June 30, 2023	3	$-	294	$3	14,488,440,097	$1,448,844	30,000	$161,471,523	$(167,478,377)	$(4,528,007)
Issuance of common stock for conversion of Series L preferred Stock	-	-	(4)	-	200,000,000	20,000	-	(20,000)	-	-
Issuance of Series L preferred stock for compensation	-	-	50	-	-	-	-	250,000	-	250,000
Net income for the three months ended September 30, 2023	-	-	-	-	-	-	-	-	1,224,822	1,224,822
Balances at September 30, 2023	3	$-	340	$3	14,688,440,097	$1,468,844	$30,000	$161,701,523	$(166,253,555)	$(3,053,185)
Cancelation of Series L preferred stock for compensation	-	-	(6)	-	-	-	-	(30,000)	-	(30,000)
Issuance of Series L Preferred Stock for cash	-	-	6	-	-	-	-	30,000	-	30,000
Common stock to be issued upon conversion of Series L Preferred Stock								(500,512)		(500,512)
Net loss for the three months ended December 31, 2023	-	-	-	-	-	-	-	-	(3,455,492)	(3,455,492)
Balances at December 31, 2023	3	$-	340	$3	14,688,440,097	$1,468,844	$30,000	$161,201,011	$(169,709,047)	$(7,009,189)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022

OPERATING ACTIVITIES:
Net income (loss)	$(2,230,670)	$124,268
Adjustment to reconcile net loss to net cash provided by operating activities:
Net acquisition of FTT	25,000	-
Derivative liability (gain) loss	998,566	(544,017)
Depreciation	2,596	2,596
Issuance of Series L Preferred Stock for consulting services	250,000	-
Amortization of debt discounts	692,603	49,863
Changes in operating assets and liabilities:
Accrued interest receivable	-	(8,822)
Receivable other, net	-	847
Accounts payable	(8,885)	17,590
Accrued interest	61,108	15,176
Accrued payroll taxes and withholdings	1,128	-
Accrued compensation	33,333	18,074
Net cash (used) by operating activities	(175,221)	(324,425)

INVESTING ACTIVITIES:
Net cash provided (used) by investing activities	-	-

FINANCING ACTIVITIES:
Borrowings from loans payable, related parties	92,615	-
Borrowings from convertible notes payable	45,000	-
Proceeds from sale of Series L Preferred Stock	30,000	-
Net cash provided by financing activities	167,615	-

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,606)	(324,425)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,300	324,494

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,694	$69

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Accrual for contingent consideration of acquisition of Foxx Trot Tango, LLC	$3,400,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2023 and 2022

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

GOe3, LLC Acquisition

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

For the six months ended December 31, 2023 and 2022

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

About Foxx Trot Tango, LLC

Foxx Trot Tango, LLC (“Foxx Trot”) was formed as a Wyoming limited liability company on February 3, 2022. Foxx Trot was acquired through a membership interest purchase agreement on July 25, 2023. Foxx Trot is the owner of a commercial building in Sylvester, GA. The Company intends on utilizing Foxx Trot for the purchase of additional parcels of real estate. Please see NOTE D – ACQUISITION OF FOXX TROT TANGO, LLC for further information.

About 10 Fold Services, LLC

10 Fold Services, LLC (“10 Fold”) was formed as a Wyoming limited liability company on November 22, 2023. 10 Fold will serve as the Company’s customer relationship and sales management subsidiary.

On November 23, 2023, 10 Fold (the “Sales Agent”) entered into a Sales Agent Agreement (the “Agreement”) with a supplier of pharmaceutical products (the “Company”), whereby 10 Fold will act in the capacity as a non-exclusive Sales Agent. Under the terms of the Agreement, the Sales Agent will inform and educate potential customers on products marketed by the Company and to initiate sales of the products. As compensation for its services, the Sales Agent shall receive a commission based on volume sales of the pharmaceutical product.

On December 3, 2023, 10 Fold (the “Company”) entered into an Operating Agreement (the “Agreement”) with Rockwell Pharma, LLC (the “Contractor”) (together, the “Parties”). Under the terms of the Agreement, the Contractor agrees to leverage its connections in the industry to execute sales of pharmaceutical products included within the Company’s Sales Agent Agreement. As compensation, the Parties agree to a profit-sharing model where profits from all sales generated under this Agreement will be split equally (50/50) (“Profit Share”). Profits are defined as the net collections on sales executed by the Contractor and received by the Company minus all pre-approved expenses.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2023 and 2022

(Unaudited)

NOTE B – BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2023 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the six months ended December 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended June 30, 2023 filed with the Securities and Exchange Commission on December 29, 2023.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Global Technologies and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

As of December 31, 2023, Global Technologies had seven wholly owned subsidiaries: TCBM Holdings, LLC (“TCBM”), HMNRTH, LLC (“HMNRTH”), 911 Help Now, LLC (“911”), Markets on Main, LLC (“MOM”), Tersus Power, Inc. (“Tersus”), Foxx Trot Tango, LLC (“Foxx Trot”) and 10 Fold Services, LLC (“10 Fold”). As of December 31, 2023, the Company had a minority investment in one entity, Global Clean Solutions, LLC.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2023 and 2022

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents. The Company has cash on deposit at one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. In the future, the Company may reduce its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $10,694 of cash and cash equivalents at December 31, 2023 of which none was held in foreign bank accounts and $0 was not covered by FDIC insurance limits as of December 31, 2023.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2023 and June 30, 2023, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Concentrations of Risks

Concentration of Revenues – For the six months ended December 31, 2023 and 2022, the Company generated $0 and $14,000 revenue, respectively. All of the Company’s revenue for the six months ended December 31, 2022 was generated from one customer.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2023, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2023 and 2022

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

For the six months ended December 31, 2023 and 2022

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the six months ended December 31, 2023 and 2022, the Company excluded 57,350,000,000 and 33,600,000,000, respectively, shares relating to convertible notes payable to third parties and shares issuable upon conversion of the Company’s Series L Preferred stock.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2023 and 2022

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

Intangible Assets

Intangible assets are stated at the lesser of cost or fair value less accumulated amortization. Please see NOTE D – ACQUISITION OF FOXX TROT TANGO, LLC for further information.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2023 and 2022
(Unaudited)

NOTE D – ACQUISITION OF FOXX TROT TANGO, LLC

On July 25, 2023, the Company acquired 100% ownership of Foxx Trot Tango, LLC (“Foxx Trot”). The combination has been accounted for in the accompanying consolidated financial statements as an “acquisition” transaction. Accordingly, the financial position and results of operation of the Company prior to July 25, 2023 has been excluded from the accompanying consolidated financial statements. The Company acquired a 100% interest in exchange for Convertible Promissory Notes in the amount of $3,100,000 and the potential issuance of 680 shares of Series L Preferred Stock of the Company.

The following table summarizes the aggregate preliminary purchase price consideration paid to acquire Foxx Trot.

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

The following table summarizes the purchase price allocation of fair values of the assets and liabilities assumed at the date of acquisition:

As of July 25, 2023

Cash	$10,000
Warehouse building (ii)	3,600,000
3,610,000
Goodwill (iii)	2,890,000
Total purchase price	$6,500,000

(ii)	Warehouse Building valued at fair value based on appraisal.
(iii)	Goodwill is recorded when the cost of acquired business exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from July 25, 2023 through December 31, 2023 were as follows:

Balance as of July 25, 2023	$2,890,000
Additions and adjustments	-
Balance as of December 31, 2023	$2,890,000

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2023 and 2022

(Unaudited)

NOTE E - PROPERTY AND EQUIPMENT

	December 31, 2023	June 30, 2023

Property and Equipment	$36,363	$36,363
Less: accumulated depreciation	(21,207)	(18,611)
Total	$15,156	$17,752

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the six months ended December 31, 2023 and 2022 was $2,596 and $2,596, respectively.

NOTE F – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	December 31, 2023	June 30, 2023

Convertible promissory Note, dated July 25, 2023 payable to TXC Services, LLC (“TXC”), interest at 8%, due July 25, 2024, with unamortized debt discount of $907,397 and $0 at, December 31, 2023 and June 30, 2023, respectively (i)	$1,600,000	-
Promissory Note, dated January 6, 2023 payable to TK Management Services, LLC (“TK Management”), interest at 12%, due January 6, 2024, with unamortized debt discount of $0 and $0 at, December 31, 2023 and June 30, 2023, respectively (ii)	1,500,000	-
Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2023, with unamortized debt discount of $0 and $0 at, December 31, 2023 and June 30, 2023, respectively (iii)	100,000	100,000
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2023, with unamortized debt discount of $0 and $0 at December 31, 2023 and June 30, 2023, respectively (iv)	200,000	200,000
Convertible Promissory Note dated May 31, 2023 payable to MainSpring, LLC (“MainSpring”), originally issued to Hillcrest Ridgewood Partners, LLC and assigned on September 15, 2023, interest at 8%, due May 31, 2024 with unamortized debt discount of $0 and $0 at, June 30, 2023 and June 30, 2022, respectively (v)	90,000	90,000
Convertible Promissory Note dated July 18, 2023 payable to Hillcrest Ridgewood Partners LLC (“Hillcrest”), interest at 8%, due July 18, 2024 with unamortized debt discount of $0 and $0 at, December 31, 2023 and June 30, 2023, respectively (vi)	20,000	-
Convertible Promissory Note dated October 31, 2023 payable to MainSpring, LLC (“MainSpring”), interest at 8%, due October 31, 2024 with unamortized debt discount of $0 and $0 at, June 30, 2023 and June 30, 2022, respectively (vii)	25,000	-
Totals	$3,535,000	$390,000

(i)	On July 25, 2023, the Company and Foxx Trot (the “Borrower”) executed the Seller Secured Note payable to TXC Services, LLC (“Holder”) in the principal amount of $1,600,000. The Seller Secured Note has a term of one (1) year, Maturity Date of July 25, 2024, and bears interest at 6% per annum. Any Principal Amount or interest on this Seller Secured Note which is not paid when due shall bear interest at the rate of eighteen percent (18%) per annum from the due date thereof until the same is paid (“Default Interest”). The Seller Secured Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Seller Secured Note shall be convertible into shares of Common Stock hereunder shall be 100% multiplied by the Market Price (as defined herein) subject to adjustment as described herein (“Conversion Price”). “Market Price” means the lowest one (1) Trading Price (as defined below) for the Common Stock during the three (3) Trading Day period ending on the last complete Trading Day prior to the Conversion Date subject to adjustment as provided in this Seller Secured Note. The Seller Secured Note will contain certain limitations on conversion. It provides that no conversion may be made if, after giving effect to the conversion, the Investor would own in excess of 9.99% of the Company’s outstanding shares of Common Stock. This percentage may be increased or decreased to a percentage not to exceed 9.99%, at the option of the Investor, except any increase will not be effective until 61 days prior notice to the Company. The Seller Secured Note will impose penalties on the Company for any failure to timely deliver any shares of its Common Stock issuable upon conversion. As of December 31, 2023, $1,600,000 principal plus $41,819 interest were due.

(ii)	On January 6, 2023, Fox Trot (the “Borrower”) issued the TK Secured Note to TK Management Services, LLC (the “Lender”) in the principal amount of 1,500,000. The TK Secured Note accrues interest at 12% per annum and matures in one year, January 6, 2024 (the “Maturity Date”). In the event of default, the TK Secured Note shall accrue interest at 12% per annum. At Closing, the Borrower prepaid six months of interest and a $15,000 origination fee. Monthly payments of $15,000 begin on August 6, 2023, with a balloon payment due at the Maturity Date. The TK Secured Note and the Secured Indebtedness are secured by the TK Security Deed. In the event of default, the Lender shall have all of the rights and remedies reserved in the TK Security Deed and other loan documents and shall have full recourse to the Real Property and other collateral. As of December 31, 2023, $1,500,000 principal was due.

(iii)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of December 31, 2023, $100,000 principal plus $20,000 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2023 and 2022

(Unaudited)

NOTE F – NOTES PAYABLE, THIRD PARTIES (cont’d)

(iv)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of December 31, 2023, $200,000 principal plus $40,000 interest were due.

(v)	On May 31, 2023, the Company issued to Hillcrest Ridgewood Partners, LLC (the “Old Holder”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $90,000. On September 15, 2023, the Convertible Note was assigned to MainSpring, LLC (the “New Holder”). The Convertible Note has a term of one (1) year, Maturity Date of May 31, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this New Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The New Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the New Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this New Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this New Convertible Note. Upon the occurrence of any Event of Default, this New Convertible Note shall become immediately due and payable, and the Company shall pay to the New Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the New Holder. The New Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on May 31, 2023. As of December 31, 2023, $90,000 principal plus $4,221 interest were due.

(vi)	On July 18, 2023, the Company executed a Convertible Note (the “Convertible Note”) payable to Hillcrest Ridgewood Partners, LLC (the “Holder”)(together, the “Parties”) in the principal amount of $20,000 and the Parties entered into a Securities Purchase Agreement (the “SPA”). The Convertible Note has a term of one (1) year, Maturity Date of July 18, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this Convertible Note. Upon the occurrence of any Event of Default, this Convertible Note shall become immediately due and payable, and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the Holder. The Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on July 18, 2023. As of December 31, 2023, $20,000 principal plus $202 interest were due.

(vii)	On October 31, 2023, the Company executed a Convertible Note (the “Convertible Note”) payable to MainSpring, LLC (the “Holder”)(together, the “Parties”) in the principal amount of $25,000 and the Parties entered into a Securities Purchase Agreement (the “SPA”). The Convertible Note has a term of one (1) year, Maturity Date of October 31, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this Convertible Note. Upon the occurrence of any Event of Default, this Convertible Note shall become immediately due and payable, and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the Holder. The Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on October 31, 2023. As of December 31, 2023, $25,000 principal plus $334 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2023 and 2022

(Unaudited)

NOTE G – LOANS PAYABLE – RELATED PARTIES

The loans payable, related parties, at December 31, 2023 and June 30, 2023 consisted of:

	December 31, 2023	June 30, 2023

Foxx Trot Tango, LLC seller, due on demand, 0% interest	$102,615	$-
Consultant, due on demand, 0% interest	22,250	2,250
Total loans payable, related parties	$124,865	$2,250

NOTE H - DERIVATIVE LIABILITY

The derivative liability at December 31, 2023 and June 30, 2023 consisted of:

	December 31, 2023	June 30, 2023

Convertible Promissory Notes payable to TXC Services, LLC. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	$2,277,788	$-
Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE F – NOTES PAYABLE, THIRD PARTIES for further information	1,501,458	1,180,680
Total derivative liability	$3,779,246	$1,180,680

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

The fair value of the derivative liability was measured at the respective issuance dates and at December 31, 2023, and June 30, 2023 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2023 were (1) stock price of $0.0003 per share, (2) conversion prices ranging from $0.00005 to $0.0002 per share, (3) terms of 6 months to 7 months, (4) expected volatility of 305.48%, and (5) risk free interest rate of 5.53%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2023 were (1) stock price of $0.0002 per share, (2) conversion price of $0.00005 per share, (3) term of 6 months, (4) expected volatility of 305.48%, and (5) risk free interest rate of 5.47%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3

Balance at June 30, 2023	$1,180,680
Additions	-
(Gain) Loss	2,598,566
Change resulting from conversions and payoffs	-
Balance at December 31, 2023	$3,779,246

NOTE I - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. At December 31, 2023 and June 30, 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At December 31, 2023 and June 30, 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (cont’d)

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At December 31, 2023 and June 30, 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At December 31, 2023 and June 30, 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At December 31, 2023 and June 30, 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. At December 31, 2023 and June 30, 2023, the Company had 3 and 3 shares issued and outstanding, respectively.

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

For the six months ended December 31, 2023 and 2022

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

Series L Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series L Preferred Stock, par value $0.01. The designation of the new Series L Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue five hundred thousand (500,000) shares of the Series L Preferred Stock. At December 31, 2023 and June 30, 2023, the Company had 340 and 294 shares issued and outstanding, respectively.

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

For the six months ended December 31, 2023 and 2022

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

For the six months ended December 31, 2023 and 2022

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

For the six months ended December 31, 2023 and 2022

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (cont’d)

At December 31, 2023 and June 30, 2023, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At December 31, 2023 and June 30, 2023, the Company had 14,688,440,097 and 14,488,440,097 shares issued and outstanding, respectively. At December 31, 2023 and June 30, 2023, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At December 31, 2023 and June 30, 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the six months ended December 31, 2023 and year ended June 30, 2023, the Company issued and/or sold the following unregistered securities:

Common Stock:

Six months ended December 31, 2023

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

Common Stock to be issued at December 31, 2023

On May 19, 2023, Jetco Holdings, LLC submitted a Notice of Conversion for three (3) shares of Series L Preferred Stock in exchange for 300,000,000 shares of common stock. As of December 31, 2023, the 300,000,000 shares of common stock had not been issued.

Mezzanine Equity

As of December 31, 2023, the Company has common stock to be issued upon conversion of the Company’s Series L Preferred Stock (“Series L Preferred”) in the amount of $3,400,000. As of December 31, 2023, the Series L Preferred can be converted at $0.00005 per share, into 34,000,000,000 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown amount of preferred shares to be issued, cash has been repaid and the preferred shares are convertible at the option of the holder, the Company determined that mezzanine treatment appears appropriate. As such, the Company feels these securities should be classified as Mezzanine equity until they are fully issued.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2023 and 2022

(Unaudited)

NOTE I - CAPITAL STOCK (cont’d)

Preferred Stock:

Six months ended December 31, 2023

On August 23, 2023, the Company issued fifty (50) shares of its Series L Preferred Stock to a consultant as per the terms of its consulting agreement.

On November 17, 2023, the Company issued six (6) shares of its Series L Preferred Stock as per the terms of the Securities Purchase Agreement with a non-affiliate.

On December 31, 2023, six (6) shares of the Company’s Series L Preferred Stock were returned by a consultant for cash compensation.

Year ended June 30, 2023

On June 30, 2023, the Company issued fifteen (15) shares of its Series L Preferred Stock in satisfaction of professional fees due to a consultant.

On June 30, 2023, the Company issued six (6) shares of its Series L Preferred Stock to its former sole officer and director, Jimmy Wayne Anderson, in satisfaction of related party debt.

Warrants and Options:

None.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2023 and 2022

(Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES

Occupancy

Our principal executive office is located at 8 Campus Drive, Suite 105 Parsippany, New Jersey 07054 and our telephone number is (973) 233-5151.

Employment and Director Agreements

On May 17, 2023, the Company entered into an Employment Agreement (the “Agreement”) with Mr. Cutcher for his role as the Company’s Chief Executive Officer. Under the terms of the Agreement, Mr. Cutcher is to receive a base salary of $100,000 and $100,000 in Restricted Stock Units that vest at the end of the initial term of the Agreement. The Agreement has a term of one year and shall renew for successive one-year terms unless either party terminates the Agreement. The Agreement is effective as of May 17, 2023. As of December 31, 203 and June 30, 2023, accrued compensation due Mr. Cutcher was $33,333 and $0, respectively.

Foxx Trot Tango, LLC Acquisition

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

None of the above milestones were met as of December 31, 2023.

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of December 31, 2023, we had an accumulated deficit of $169,709,047. For the six months ended December 31, 2023, we had cash used from operating activities of $175,221. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

NOTE L - SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted the following events requiring disclosure:

On January 25, 2024, the Company and its wholly owned subsidiary, 10 Fold Services, LLC (“10 Fold”), (collectively, the “Buyers”) and Jetco Holdings, LLC (the “Seller”) (together, the “Parties”) entered into an Asset Purchase Agreement (the “Agreement”) for the purchase of a Customer Relationship Management Sales Platform (the “Purchased Asset”).

Under the terms of the Agreement, the Seller shall receive the following aggregate purchase price for the Purchased Asset:

(a)	At Closing, the Company shall issue to Seller 25 shares of Series L Preferred Stock (the “Preferred”);

(b)	Seller shall receive 50% of the net revenue from all sales generated through 10 Fold utilizing the Purchased Asset, exclusive of any sales generated for GOe3, LLC;

(c)	Seller shall receive 10 shares of the Preferred when sales through 10 Fold reach $500,000, net, utilizing the Purchased Asset, exclusive of any sales generated for GOe3, LLC;

(d)	Seller shall receive 10 shares of the Preferred when sales through 10 Fold reach $1,000,000, net, utilizing the Purchased Asset, exclusive of any sales generated for GOe3, LLC; and

(e)	Seller shall receive 25 shares of the Preferred when sales through 10 Fold reach $2,000,000, net, utilizing the Purchased Asset, exclusive of any sales generated for GOe3, LLC.

The transaction closed on January 25, 2024. The shares of Series L Preferred Stock due to Seller were issued at Closing.

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

GOe3, LLC Acquisition

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

About Foxx Trot Tango, LLC

Foxx Trot Tango, LLC (“Foxx Trot”) was formed as a Wyoming limited liability company on February 3, 2022. Foxx Trot was acquired through a membership interest purchase agreement on July 25, 2023. Foxx Trot is the owner of a commercial building in Sylvester, GA. The Company intends on utilizing Foxx Trot for the purchase of additional parcels of real estate. Please see NOTE D – ACQUISITION OF FOXX TROT TANGO, LLC for further information.

About 10 Fold Services, LLC

10 Fold Services, LLC (“10 Fold”) was formed as a Wyoming limited liability company on November 22, 2023. 10 Fold will serve as the Company’s customer relationship and sales management subsidiary.

On November 23, 2023, 10 Fold (the “Sales Agent”) entered into a Sales Agent Agreement (the “Agreement”) with a supplier of pharmaceutical products (the “Company”), whereby 10 Fold will act in the capacity as a non-exclusive Sales Agent. Under the terms of the Agreement, the Sales Agent will inform and educate potential customers on products marketed by the Company and to initiate sales of the products. As compensation for its services, the Sales Agent shall receive a commission based on volume sales of the pharmaceutical product.

On December 3, 2023, 10 Fold (the “Company”) entered into an Operating Agreement (the “Agreement”) with Rockwell Pharma, LLC (the “Contractor”) (together, the “Parties”). Under the terms of the Agreement, the Contractor agrees to leverage its connections in the industry to execute sales of pharmaceutical products included within the Company’s Sales Agent Agreement. As compensation, the Parties agree to a profit-sharing model where profits from all sales generated under this Agreement will be split equally (50/50) (“Profit Share”). Profits are defined as the net collections on sales executed by the Contractor and received by the Company minus all pre-approved expenses.

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended December 31, 2023.

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

Results of Operations

Three months ended December 31, 2023 Compared to three months ended December 31, 2022

The following table sets forth information comparing the components of net (loss) income for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Period over Period Change
	2023	2022	$	%
Revenues, net	$-	$14,000	$(14,000)	-100.00%
Cost of revenues	-	-	-	0.00%
Gross profit	-	14,000	(14,000)	-100.00%

Operating expenses:
Selling, general and administrative	10,264	10,314	(50)	-0.48%
Other operating expenses	52,840	28,198	24,642	87.39%
Total operating expenses	63,104	38,512	24,592	63.86%
Operating loss	(63,104)	(24,512)	38,592	157.44%

Other (expense) income:
Gain (loss) on derivative liability	(2,918,858)	211,387	(3,130,245)	-1,480.81%
Amortization of debt discounts	(394,521)	-	(394,521)	100.00%
Interest income	-	4,411	(4,411)	-100.00%
Interest expense	(79,009)	(7,562)	(71,447)	944.82%
Total other income (expense)	(3,392,388)	208,236	(3,600,624)	-1,729.11%
Income (loss) before income taxes	(3,455,492)	183,724	(3,639,216)	-1,980.81%
Income tax expense	-	-	-	-
Net income (loss)	(3,455,492)	183,724	(3,639,216)	-1,980.81%

Revenue

For the three months ended December 31, 2023 and 2022, we generated revenue of $0 and $14,000, respectively. Revenue for the three months ended December 31, 2022 was entirely comprised of revenue generated from consulting services.

Cost of Revenues

For the three months ended December 31, 2023 and 2022, cost of revenues was $0 and $0, respectively.

Gross Profit

For the three months ended December 31, 2023 and 2022, gross profit was $0 and $14,000, respectively.

Operating Expenses

Selling, general and administrative expenses were $10,264 and $10,314 for the three months ended December 31, 2023 and 2022, respectively, representing a decrease of $50, or 0.48%. The Company’s operating expenses are largely attributable to executive compensation and professional services for the three months ended December 31, 2023.

Other Income (Expenses)

Other income (expenses) were ($3,392,388) and $208,236 for the three months ended December 31, 2023 and 2022, respectively, representing a decrease of $$3,600,624, or -1,729.11%. The other income (expenses) for the three months ended December 31, 2023 included interest expense of ($79,009), amortization of debt discounts of ($394,521) and loss on derivative liability of ($2,918,858).

Income tax expense

There was no income tax expense for the three months ended December 31, 2023 and December 31, 2022.

Net Income (loss)

For the three months ended December 31, 2023, net loss was $3,455,492, as compared to net income of $183,724 for three months ended December 31, 2022, a decrease of $3,639,216. The increase in net loss for the three months ended December 31, 2023 was largely attributable to the Company’s loss on derivative liability.

Six months ended December 31, 2023 Compared to six months ended December 31, 2022

The following table sets forth information comparing the components of net (loss) income for the six months ended December 31, 2023 and 2022:

	Six Months Ended December 31,		Period over Period Change
	2023	2022	$	%
Revenues, net	$-	$14,000	$(14,000)	—100.00%
Cost of revenues	-	-	-	0.00%
Gross profit	-	14,000	(14,000)	-100.00%

Operating expenses:
Selling, general and administrative	59,255	12,669	46,586	367.72%
Other operating expenses	329,138	364,863	(35,725)	-9.79%
Total operating expenses	388,393	377,532	10,861	2.88%
Operating loss	(388,393)	(363,532)	(24,861)	6.84%

Other (expense) income:
Gain (loss) on derivative liability	(988,566)	544,017	(1,542,583)	-283.55%
Amortization of debt discounts	(692,603)	(49,863)	(642,740)	1,289.01%
Interest income	-	8,822	(8,822)	-100.00%
Interest expense	(151,108)	(15,176)	(135,932)	895.70%
Total other income (expense)	(1,842,277)	487,800	(2,330,077)	-47.67%
Income (loss) before income taxes	(2,230,670)	124,268	(2,354,938)	-1,895.05%
Income tax expense	-	-	-	-
Net income (loss)	(2,230,670)	124,268	(2,354,938)	-1,895.05%

Revenue

For the six months ended December 31, 2023 and 2022, we generated revenue of $0 and $14,000, respectively. Revenue for the six months ended December 31, 2022 was entirely comprised of revenue generated from consulting services.

Cost of Revenues

For the six months ended December 31, 2023 and 2022, cost of revenues was $0 and $0, respectively.

Gross Profit

For the six months ended December 31, 2023 and 2022, gross profit was $0 and $14,000, respectively.

Operating Expenses

Selling, general and administrative expenses were $59,255 and $12,669 for the six months ended December 31, 2023 and 2022, respectively, representing an increase of $46,586, or 367.72%. The Company’s operating expenses are largely attributable to executive compensation and consulting services for the six months ended December 31, 2023.

Other Income (Expenses)

Other income (expenses) were ($1,842,277) and $487,800 for the six months ended December 31, 2023 and 2022, respectively, representing a decrease of $2,330,077, or -477.67%. The other income (expenses) for the six months ended December 31, 2023 included interest expense of ($151,108), amortization of debt discounts of ($692,603) and a loss on derivative liability of ($998,566).

Income tax expense

There was no income tax expense for the six months ended December 31, 2023 and December 31, 2022.

Net Income (loss)

For the six months ended December 31, 2023, net loss was $2,230,670, as compared to net income of $124,268 for six months ended December 31, 2022, a decrease of $2,354,938. The decrease in net income for the six months ended December 31, 2023 was largely attributable to the Company’s loss on derivative liability.

Liquidity and Capital Resources

The following table summarizes the cash flows for the six months ended December 31, 2023 and 2022:

	2023	2022
Cash Flows:

Net cash (used in) operating activities	(175,221)	(324,425)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	167,615	-

Net increase (decrease) in cash	(7,606)	(324,425)
Cash at beginning of period	18,300	324,494

Cash at end of period	$10,694	$69

As of December 31, 2023 and 2022, the Company had cash of $10,694 and $18,300, respectively.

We had cash (used in) operating activities of ($175,221) for the six months ended December 31, 2023, compared to ($324,425) for the six months ended December 31, 2022. The net cash used in operating activities for the six months ended December 31, 2023 consisted primarily of a net loss of $2,230,670 offset largely by a loss on derivative liability of $998,566, issuance of Series L Preferred Stock of $250,000 and amortization of debt discounts of $692,603.

We had cash provided by investing activities of $- and $- for the six months ended December 31, 2023 and 2022, respectively

We had cash provided by financing activities of $167,615 and $- for the six months ended December 31, 2023 and 2022, respectively, of which $92,615 was from borrowings from loans payable - related parties, borrowings from the issuance of a convertible note in the amount of $45,000 and proceeds from the sale of Series L Preferred Stock in the amount of $30,000 during the six months ended December 31, 2023.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the six months ended December 31, 2023 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

Issuance of common stock – Six months ended December 31, 2023

On July 18, 2023, the Company issued 200,000,000 shares of its common stock to its former President, Jimmy Wayne Anderson, for the conversion of four (4) shares of Series L Preferred Stock.

Issuance of preferred stock – Six months ended December 31, 2023

On August 23, 2023, the Company issued fifty (50) shares of its Series L Preferred Stock to a consultant as per the terms of its consulting agreement.

On November 17, 2023, the Company issued six (6) shares of its Series L Preferred Stock as per the terms of the Securities Purchase Agreement with a non-affiliate.

On December 31, 2023, six (6) shares of the Company’s Series L Preferred Stock were returned by a consultant for cash compensation.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit	Description

3.1	Articles of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.2	Amended and Restated Certificate of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.3	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Delaware (previously filed with Amendment No. 1 to Form 10 on July 24, 2020)
3.4	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Delaware (previously filed with Form 10 on June 8, 2020)
3.5	Amended and Restated Bylaws of Global Technologies, Ltd (previously filed with Form 8-K on January 21, 2021)
10.1	Senior Secured Promissory Note between Tersus Power, Inc. and Global Technologies, Ltd (previously filed with Form 8-K on December 20, 2021)
10.2	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated January 13, 2022 (previously filed with Form 8-K on January 21, 2022)
10.3	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated January 13, 2022 (previously filed with Form 8-K on January 21, 2022)
10.4	Exclusive Distribution Agreement (previously filed with Form 8-K on January 24, 2022)
10.5	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated February 4, 2022 (previously filed with Form 8-K on February 9, 2022)
10.6	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated February 4, 2022 (previously filed with Form 8-K on February 9, 2022)
10.7+	Employment Agreement between the Company and Frederick Kalei Cutcher date May 17, 2023 (previously filed with Form 10-Q on May 23, 2023)
10.8	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated May 17, 2023 (previously filed with Form 10-Q on May 23, 2023)
10.9	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated May 31, 2023 (previously filed with Form 8-K on June 6, 2023)
10.10	Securities Purchase Agreement between the Company and Hillcrest Ridgewood Partners, LLC dated May 31, 2023 (previously filed with Form 8-K on June 6, 2023)
10.11	Membership Interest Purchase Agreement between the Company and TXC Services, LLC dated June 9, 2023 (previously filed with Form 8-K on June 20, 2023)
10.12	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated July 18, 2023 (previously filed with Form 8-K on July 21, 2023)
10.13	Securities Purchase Agreement between the Company and Hillcrest Ridgewood Partners, LLC dated July 18, 2023 (previously filed with Form 8-K on July 21, 2023)
10.14	Amended and Restated Membership Interest Purchase Agreement between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.15	Assignment of Membership Units between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.16	Secured Promissory Note between Foxx Trot Tango, LLC and TK Management Services, LLC dated January 06, 2023 (previously filed with Form 8-K on July 31, 2023)
10.17	TK Management Services, LLC Security Deed dated January 06, 2023 (previously filed with Form 8-K on July 31, 2023)
10.18	Guaranty Agreement between the Company and TK Management Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.19	Secured Convertible Note between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.20	Securities Purchase Agreement between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.21	Security Deed between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.22	Security Agreement and Pledge of Membership interest between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.23	Third Amended and Restated Limited Liability Company Agreement dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.24	Consulting Agreement between the Company and Brain Bridge Advisors, LLC dated August 23, 2023 (previously filed with Form 10-K on December 29, 2023)
10.25	Securities Purchase Agreement between the Company and Jetco Holdings, LLC dated November 17, 2023 (previously filed with Form 8-K on November 27, 2023)
10.26	Form of Indemnification Agreement entered into between the Company and Fredrick Kutcher (previously filed with Form 10-K on December 29, 2023)
10.27	Convertible Note between the Company and MainSpring, LLC dated October 31, 2023 (previously filed with Form 10-Q on January 9, 2024)
10.28	Securities Purchase Agreement between the Company and MainSpring, LLC dated October 31, 2023 (previously filed with Form 10-Q on January 9, 2024)
21.1*	List of subsidiaries
21.2	Articles of Formation Foxx Trot Tango, LLC (previously filed with Form 10-K on December 29, 2023)
21.3	Certificate of Organization for 10 Fold Services, LLC (previously filed with Form 8-K on January 31, 2024)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

101*	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TECHNOLOGIES, LTD

By:	/s/ Fredrick Kalei Cutcher
Fredrick Kalei Cutcher
President

Date:	February 6, 2024

