Form 10-Q
period 2024-03-31
GLOBAL TECHNOLOGIES LTD
filed 2024-05-14
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of May 14, 2024, there were 14,688,440,097 shares of registrant’s Class A common stock outstanding.

GLOBAL TECHNOLOGIES, LTD

FORM 10-Q

FOR THE NINE MONTHS ENDED MARCH 31, 2024

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2024 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

iii

PART I

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	June 30, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$144,575	$18,300
Accounts receivable	126,688	-
Total current assets	271,263	18,300
Property and equipment, less accumulated depreciation of $30,480 and $18,611	130,883	17,752
Warehouse building	-	15,000
Goodwill	7,685,636	-
Intangible properties	25,000	-
Total other assets	7,841,519	32,752
TOTAL ASSETS	$8,112,782	$51,052

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$85,939	$31,657
Accrued interest	169,145	74,984
Accrued executive compensation	58,333	-
Notes payable-third parties	435,000	390,000
Loans payable, related party	78,069	2,250
Contingent consideration	5,764,227	-
Derivative liability	327,947	1,180,680
Total current liabilities	6,918,660	1,679,571

TOTAL LIABILITIES	$6,918,660	$1,679,571

Commitments and contingencies

Mezzanine Equity:
Common stock to be issued upon conversion of Series L Preferred Stock	1,825,000	2,899,488
Total mezzanine equity	1,825,000	2,899,488

STOCKHOLDERS’ DEFICIENCY
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series K; 3 shares authorized, par value $0.01, as of March 31, 2024 and June 30, 2023, there are 3 and 3 shares outstanding, respectively	-	-
Series L; 500,000 shares authorized, par value $0.01, as of March 31, 2024 and June 30, 2023, there are 365 and 294 shares outstanding, respectively	4	3
Class A Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of March 31, 2024 and June 30, 2023, there are 14,688,440,097 and 14,488,440,097 shares issued and outstanding, respectively	1,468,844	1,448,844
Additional paid- in capital Class A common stock	161,073,727	159,999,238
Additional paid- in capital preferred stock	1,827,285	1,472,285
Exchange shares to be issued	1,921,409	-
Common stock to be issued	30,000	30,000
Accumulated deficit	(166,952,147)	(167,478,377)
Total stockholders’ deficiency	(630,878)	(4,528,007)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$8,112,782	$51,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three and nine months ended March 31, 2024 and 2023

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023

Revenue	$451,509	$-	$451,509	$14,000
Cost of revenue	364,199	-	364,199	-
Gross profit	87,310	-	87,310	14,000

Operating Expenses
Officer and director compensation (including stock-based compensation of $0, $20,000, $0 and $20,000, respectively)	25,000	20,000	75,000	354,467
Consulting services (including stock-based compensation of $0, $0, $250,000 and $0)	2,818	500	252,818	500
Depreciation expense	9,273	1,298	11,869	3,894
Professional services	13,185	20,000	39,727	47,800
Selling, general and administrative	62,981	4,497	122,236	17,166

Total operating expenses	113,257	46,295	501,650	423,827

Loss from operations	(25,947)	(46,295)	(414,340)	(409,827)

Other income (expenses)
Interest income	-	4,315	-	13,137
Forgiveness of debt	102,616	-	102,616	-
Gain on sale of assets	180,378	-	180,378	-
Gain (loss) on derivative liability	2,543,902	(619,005)	1,545,336	(74,988)
Interest expense	(44,049)	(7,397)	(195,157)	(22,573)
Amortization of debt discounts	-	-	(692,603)	(49,863)

Total other income (expense)	2,782,847	(622,087)	940,570	(134,287)

Income (loss) before provision for income taxes	2,756,900	(668,382)	526,230	(544,114)

Provision for income taxes	-	-	-	-

Net income (loss)	$2,756,900	$(668,382)	$526,230	$(544,114)

Basic and diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding – basic and diluted	14,688,440,097	14,488,440,097	14,675,537,875	14,418,436,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)

(UNAUDITED)

For the three and nine months ended March 31, 2024 and 2023

	Series K Preferred		Series L Preferred				Stock to	Additional
	stock		stock		Common Stock		be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at June 30, 2022	3	-	276	3	13,785,662,319	1,378,566	-	164,118,020	(166,444,337)	(947,748)
Issuance of common stock to noteholders in satisfaction of principal and interest	-	-	-	-	702,777,778	70,278	-	180,820	-	251,098
Net loss for the three months ended September 30, 2022	-	-	-	-	-	-	-	-	(59,456)	(59,456)
Balances at September 30, 2022	3	-	276	3	14,488,440,097	1,448,844	-	164,298,840	(166,503,793)	(756,106)
Net income for the three months ended December 31, 2022	-	-	-	-	-	-	-	-	183,724	183,724
Balances at December 31, 2022	3	$-	276	$3	14,488,440,097	$1,448,844	$-	$164,298,840	$(166,320,069)	$(572,382)
Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	-	(668,382)	(668,382)
Balances at March 31, 2023	3	$-	276	$3	14,488,440,097	$1,448,844	$-	$164,298,840	$(166,988,451)	$(1,240,764)

Balances at June 30, 2023	3	$-	294	$3	14,488,440,097	$1,448,844	30,000	$161,471,523	$(167,478,377)	$(4,528,007)
Issuance of common stock for conversion of Series L preferred Stock	-	-	(4)	-	200,000,000	20,000	-	(20,000)	-	-
Issuance of Series L preferred stock for compensation	-	-	50	-	-	-	-	250,000	-	250,000
Net income for the three months ended September 30, 2023	-	-	-	-	-	-	-	-	1,224,822	1,224,822
Balances at September 30, 2023	3	$-	340	$3	14,688,440,097	$1,468,844	$30,000	$161,701,523	$(166,253,555)	$(3,053,185)
Cancelation of Series L preferred stock for compensation	-	-	(6)	-	-	-	-	(30,000)	-	(30,000)
Issuance of Series L Preferred Stock for cash	-	-	6	-	-	-	-	30,000	-	30,000
Common stock to be issued upon conversion of Series L Preferred Stock	-	-	-	-	-	-	-	(500,512)	-	(500,512)
Net loss for the three months ended December 31, 2023	-	-	-	-	-	-	-	-	(3,455,492)	(3,455,492)
Balances at December 31, 2023	3	$-	340	$3	14,688,440,097	$1,468,844	$30,000	$161,201,011	$(169,709,047)	$(7,009,189)
Common stock to be issued upon conversion of Series L Preferred Stock	-	-	-	-	-	-	-	1,575,002	-	1,575,002
Issuance of Series L Preferred Stock as per Asset purchase Agreement	-	-	25	1	-	-	-	124,999	-	125,000
Exchange shares to be issued	-	-	-	-	-	-	1,921,409	-	-	1,921,409
Net income for the three months ended March 31, 2024	-	-	-	-	-	-	-	-	2,756,900	2,756,900
Balances at March 31, 2024	3	$-	365	$4	14,688,440,097	$1,468,844	$1,951,409	$162,901,012	$(166,952,147)	$(630,878)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the nine months ended March 31, 2024 and 2023

	March 31, 2024	March 31,2023

OPERATING ACTIVITIES:
Net income (loss)	$526,230	$(544,114)
Adjustment to reconcile net loss to net cash provided by operating activities:
Net acquisition of FTT	25,000	-
Derivative liability (gain) loss	(1,545,336)	74,988
Gain on sale of assets	(180,378)	-
Depreciation	11,869	3,894
Issuance of Series L Preferred Stock for consulting services	250,000	-
Amortization of debt discounts	692,603	49,863
Changes in operating assets and liabilities:
Accounts receivable	(126,688)	-
Accrued interest receivable	-	(13,137)
Loans receivable	-	847
Accounts payable	54,282	37,131
Accrued interest	94,161	22,573
Accrued director’s compensation	58,333	38,074
Net cash (used) by operating activities	(139,924)	(329,881)

INVESTING ACTIVITIES:
Net cash provided (used) by investing activities	-	-

FINANCING ACTIVITIES:
Borrowings from loans payable, related parties, net	186,199	-
Borrowings from convertible notes payable	45,000	-
Borrowings from loans payable-officer	5,000	5,387
Proceeds from sale of Series L Preferred Stock	30,000	-
Net cash provided by financing activities	266,199	5,387

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	126,275	(324,494)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,300	324,494

CASH AND CASH EQUIVALENTS, END OF PERIOD	$144,575	$-

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Accrual for contingent consideration of acquisition of GOe3, LLC	$5,764,227	$-
Issuance of common stock for debt and accrued interest	$-	$251,098
Issuance of preferred stock for asset purchase	$125,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2024 and 2023

(Unaudited)

NOTE A – ORGANIZATION

Overview

Global Technologies, Ltd (hereinafter the “Company”, “Our”, “We”, or “Us”) was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd.

Our principal executive offices are located at 8 Campus Drive, Suite 105 Parsippany, New Jersey 07054 and our telephone number is (973) 233-5151. The information contained on, or that can be accessed through, our website is not a part of this Quarterly Report on Form 10-Q. We have included our website address in this Quarterly Report solely as an inactive textual reference.

Current Operations

Global Technologies, Ltd (“Global”) is a multi-operational company with a strong desire to drive transformative innovation and sustainable growth across the technology and service sectors, empowering businesses and communities through advanced, scalable solutions that enhance connectivity, efficiency, and environmental stewardship. The Company envisions a future where technology seamlessly integrates into every aspect of life, improving the quality of life and the health of the planet. Our vision is to lead the industries we serve with groundbreaking initiatives that set new standards in innovation, customer experience, and corporate responsibility, thereby creating enduring value for all shareholders.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2024 and 2023

(Unaudited)

NOTE A – ORGANIZATION (cont’d)

Our wholly owned operating subsidiaries:

About 10 Fold Services, LLC

10 Fold Services, LLC (“10 Fold Services”) was formed as a Wyoming limited liability company on November 22, 2023. 10 Fold Services is a strategic consulting and procurement agency specializing in go-to-market planning and execution for companies in the health and wellness industries. Leveraging an “automation-first” approach, the Company skillfully combines internal and external resources to ensure cost-effective and impactful market introductions. As a versatile entity that acts as a service provider, SaaS company, and outsourced sales force, 10 Fold Services is committed to delivering tailored solutions that enable businesses to achieve significant market presence and sustainable growth.

One of 10 Fold Services’ initial clients operates in the medical sector, focusing on weight loss and fitness. Through a strategic blend of cutting-edge technologies and traditional sales techniques, 10 Fold Services has successfully assisted this client in penetrating the market effectively. This approach not only facilitated initial market entry, but also set a robust foundation for ongoing growth and expansion in a competitive industry. 10 Fold Services plans to maintain and deepen this relationship, using the insights gained to assist other clients with similar products in achieving comparable success.

In addition to its consulting and sales efforts, 10 Fold Services is also amassing a valuable cache of underlying customer data, which holds potential for future marketing campaigns and strategic decision-making. This data is being collected with an eye towards both internal improvements and external market opportunities, enhancing the Company’s ability to advise and support clients with data-driven insights. With this expanding database, 10 Fold Services is well-positioned to optimize marketing strategies and refine sales tactics for itself and its clients, further solidifying its role as a leader in strategic consulting for the health and wellness sector.

On November 23, 2023, 10 Fold Services (the “Sales Agent”) entered into a Sales Agent Agreement (the “Agreement”) with a supplier of pharmaceutical products (the “Company”), whereby 10 Fold services will act in the capacity as a non-exclusive Sales Agent. Under the terms of the Agreement, the Sales Agent will inform and educate potential customers on products marketed by the Company and to initiate sales of the products. As compensation for its services, the Sales Agent shall receive a commission based on volume sales of the pharmaceutical product.

On December 3, 2023, 10 Fold Services (the “Company”) entered into an Operating Agreement (the “Agreement”) with a third-party entity (the “Contractor”) (together, the “Parties”). Under the terms of the Agreement, the Contractor agrees to leverage its connections in the industry to execute sales of pharmaceutical products included within the Company’s Sales Agent Agreement. As compensation, the Parties agree to a profit-sharing model where profits from all sales generated under this Agreement will be split equally (50/50) (“Profit Share”). Profits are defined as the net collections on sales executed by the Contractor and received by the Company minus all pre-approved expenses.

Additional information about 10 Fold Services can be found at www.10fold.services.

About GOe3, LLC

GOe3, LLC (“GOe3”) was formed as an Arizona limited liability company on February 12, 2000 and acquired in a Share Exchange Agreement on March 15, 2024. GOe3 intends on building and operating a network of universal electric vehicle (“EV”) charging stations within 45-75 miles of selected interstate highways across the U.S. GOe3 believes its patent-pending charging station design will be a vital component to the electric vehicle charging station expansion.

The GoE3 Platform includes:

●	GOe3’s Unique, Universal 50+ kW Combination Level 2/3 E³EV Charging Station
●	GOe3 Integrated Solar Deployment
●	GOe3 Travel Phone App and Integrated Business/Consumer Portals

Highlights:

●	Multiple patents pending, including networking charging stations;
●	Ability to charge any EV manufactured at the fastest possible rate (CHAdeMO, SAE quick charge when available, J1772, and Tesla supported);
●	Proprietary advertising/coupon portal supports geo-targeted marketing for surrounding businesses, creating exponential revenue potential; and
●	Phone App/Business Portal capitalizes on industry unique features to generate revenue e.g. hotel booking commissions, coupon revenue, business services revenue, user friendly data mining, sponsorships, and more.

On June 8, 2023, GOe3, LLC (“GOe3”) entered into an Earnest Money Agreement (the “Agreement”) with an independent third-party for the purchase of 1,000 GOe3 home bidirectional chargers with active grid sensing and up to 1,000 workplace charger stations by the EV infrastructure bill. The Agreement is valued at $10,000,000.

GOe3 recently completed phase one of its General Services Administration registration and is dedicated in becoming a multiple awards schedule holder in order that they may be awarded contracts through the latest Clean Energy Infrastructure bill, grants, and tax credits that GOE3 is uniquely qualified to supply. The completion of GOe3’s phase one registration was a pivotal component to the initiation and buildout of the chargers to be supplied under the Agreement.

Additional information about GOe3 can be found at www.goe3.com. Please see NOTE E – ACQUISITION OF GOe3, LLC for further information.

About Foxx Trot Tango, LLC

Foxx Trot Tango, LLC (“Foxx Trot”) was formed as a Wyoming limited liability company on February 3, 2022. Foxx Trot was acquired through a membership interest purchase agreement on July 25, 2023. Foxx Trot was the owner of a commercial building in Sylvester, GA that was sold on March 26, 2024. The Company intends on utilizing Foxx Trot for the purchase of additional parcels of real estate. Please see NOTE D – ACQUISITION OF FOXX TROT TANGO, LLC for further information.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2024 and 2023

(Unaudited)

NOTE B – BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2024 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the nine months ended March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

As of March 31, 2024, Global Technologies had three wholly owned operating subsidiaries: 10 Fold Services, LLC (“10 Fold Services”), GOe3, LLC (“GOe3”) and Foxx Trot Tango, LLC (“Foxx Trot”). The Company elected to dissolve its non-operating subsidiaries: TCBM Holdings, LLC (“TCBM”), HMNRTH, LLC (“HMNRTH”), 911 Help Now, LLC (“911”), Markets on Main, LLC (“MOM”) and Tersus Power, Inc. (“Tersus”).

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2024 and 2023

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents. The Company has cash on deposit at one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. In the future, the Company may reduce its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $144,575 of cash and cash equivalents at March 31, 2024 of which none was held in foreign bank accounts and $0 was not covered by FDIC insurance limits as of March 31, 2024.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At March 31, 2024 and June 30, 2023, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Concentrations of Risks

Concentration of Accounts Receivable – On March 31, 2024 and June 30, 2023, the Company had $126,688 and $- in accounts receivable, respectively. All of the accounts receivable at March 31, 2024 was from one customer.

Concentration of Revenues – For the nine months ended March 31, 2024 and 2023, the Company generated $451,509 and $14,000 revenue, respectively. All of the Company’s revenue for the nine months ended March 31, 2024 was generated from one customer.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, 10 Fold Services relies upon two pharmaceutical companies to provide products for the sales generated through 10 Fold Services.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2024, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2024 and 2023

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

The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. Please see NOTE J - DERIVATIVE LIABILITY for further information.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2024 and 2023

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

For the nine months ended March 31, 2024 and 2023

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the nine months ended March 31, 2024 and 2023, the Company excluded 21,250,000,000 and 33,600,000,000, respectively, shares relating to convertible notes payable to third parties and shares issuable upon conversion of the Company’s Series L Preferred stock.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2024 and 2023

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

Intangible Assets

Intangible assets are stated at the lesser of cost or fair value less accumulated amortization. Please see NOTE D – ACQUISITION OF FOXX TROT TANGO, LLC and NOTE E – ACQUISITION OF GOe3, LLC for further information.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2024 and 2023

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

Due to the sale of the commercial building on March 26, 2024, there shall be no further potential earn-out lease milestones issuable.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2024 and 2023

(Unaudited)

NOTE D – ACQUISITION OF FOXX TROT TANGO, LLC (cont’d)

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

The following table summarizes the purchase price allocation of fair values of the assets and liabilities assumed at the date of acquisition:

As of July 25, 2023

Cash	$10,000
Warehouse building (ii)	3,600,000
3,610,000
Goodwill (iii)	2,890,000
Total purchase price	$6,500,000

(ii)	Warehouse Building valued at fair value based on appraisal.
(iii)	Goodwill is recorded when the cost of acquired business exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from July 25, 2023 through March 31, 2024 were as follows:

Balance as of July 25, 2023	$2,890,000
Additions and adjustments	(2,890,000)
Balance as of March 31, 2024	$-

Sale of Commercial Building

On March 26, 2024, the Company closed on the sale of its commercial building located in Sylvester, Georgia for an aggregate cash purchase price of $3,717,778, subject to certain adjustments within the Purchase Agreement.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2024 and 2023

(Unaudited)

NOTE E – ACQUISITION OF GOe3, LLC

On March 15, 2024, the Company acquired 100% ownership of GOe3, LLC (“GOe3”). The combination has been accounted for in the accompanying consolidated financial statements as an “acquisition” transaction. Accordingly, the financial position and results of operation of the Company prior to March 15, 2024 has been excluded from the accompanying consolidated financial statements. The Company acquired a 100% interest in exchange for “Exchange Shares” valued at $ 1,921,409 and the potential issuance of New Preferred Stock of the Company.

The following table summarizes the aggregate preliminary purchase price consideration paid to acquire GOe3, LLC.

As of March 15, 2024

Exchange shares to be issued	$1,921,409
Contingent consideration (i)	5,764,227
Total purchase price	$7,685,636

(i)	Contingent consideration is based on the following:

Earn-Out Milestones. Seller shall receive shares of the New Preferred Stock (“New Preferred”) valued at up to $5,764,227, based on the following earn-out milestones:

(i)	Upon receipt of GSA number and approval/awarding of the GSA grant/contract, Seller shall receive the second 25% of the New Preferred;
(ii)	Upon sales reaching $2.5 million from the installation of charging stations, Seller shall receive the third 25% of the New Preferred;
(iii)	Upon sales reaching $10 million from the installation of charging stations, Seller shall receive the fourth 25% of the New Preferred; and
(iv)	Upon issuance of 100% of the New Preferred Shares, and subsequent conversion into Common Stock, GOe3 shall own 70% of the fully diluted shares of Common Stock of GTLL.

In addition, at and after Closing:

(i)	GOe3 shall become a wholly owned subsidiary of GTLL at Closing. Any intellectual property, patents or trademarks held by GOe3 shall remain within GOe3. Any new intellectual property, patents or trademarks filed for GOe3’s proprietary charging stations shall be filed under GOe3;
(ii)	At Closing, Bruce Brimacombe remained as President of GOe3 and was appointed as a member of the Board of Directors of GTLL and as Chairman of the Board of Directors, a candidate to be named in the near future shall be retained as CFO/COO of GTLL. Mr. Brimacombe shall enter into an Employment Agreement, Indemnification Agreement and a Board of Directors Services Agreement with GTLL. Fred Kutcher shall remain as a director and President of GTLL and its wholly owned subsidiary, 10 Fold Services, LLC. GTLL shall appoint a new board member at Closing bringing the total number of directors at Closing to three (3). Additional director changes/additions shall be as follows:

a.	Upon the achievement of Milestone (ii), Both GTLL and GOe3 shall appoint a new board member, bringing the total number of board members to five (5).

b.	Upon achievement of Milestone (iii), GOe3 shall appoint a new board member replacing one of the GTLL board members. Mr. Brimacombe shall be named President of GTLL.

Details regarding the book values and fair values of the net assets acquired are as follows:

	Book Value	Fair Value	Difference
	(Unaudited)	(Unaudited)	(Unaudited)
Cash	$735	$735	$-
Loan receivable	25,000	25,000	-
Intangible assets	25,000	25,000	-
Loan payable	(50,819)	(50,819)	-

Net Total	$84	$84	$-

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

The changes in the carrying amount of goodwill for the period from March 15, 2024 through March 31, 2024 were as follows:

Balance as of March 15, 2024	$7,685,636
Additions and adjustments	-
Balance as of March 31, 2024	$7,685,636

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2024 and 2023

(Unaudited)

NOTE F - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023

Trade accounts receivable	$126,688	$-
Less: allowance for credit losses	-	-
Total accounts receivable	$126,688	$-

NOTE G - PROPERTY AND EQUIPMENT

	March 31, 2024	June 30, 2023

Property and Equipment	$36,363	$36,363
Software (Customer Relationship Management Sales Platform) (iii)	125,000	-
Less: accumulated depreciation	(30,480)	(18,611)
Total	$130,883	$17,752

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the nine months ended March 31, 2024 and 2023 was $11,869 and $3,894, respectively.
(iii)

On January 25, 2024, the Company and its wholly owned subsidiary, 10 Fold Services, LLC (“10 Fold Services”), (collectively, the “Buyers”) and Jetco Holdings, LLC (the “Seller”) (together, the “Parties”) entered into an Asset Purchase Agreement (the “Agreement”) for the purchase of a Customer Relationship Management Sales Platform (the “Purchased Asset”).

Under the terms of the Agreement, the Seller shall receive the following aggregate purchase price for the Purchased Asset:

(a)	At Closing, the Company shall issue to Seller 25 shares of Series L Preferred Stock (the “Preferred”);

(b)	Seller shall receive 50% of the net revenue from all sales generated through 10 Fold Services utilizing the Purchased Asset, exclusive of any sales generated for GOe3, LLC;

(c)	Seller shall receive 10 shares of the Preferred when sales through 10 Fold Services reach $500,000, net, utilizing the Purchased Asset, exclusive of any sales generated for GOe3, LLC;

(d)	Seller shall receive 10 shares of the Preferred when sales through 10 Fold Services reach $1,000,000, net, utilizing the Purchased Asset, exclusive of any sales generated for GOe3, LLC; and

(e)	Seller shall receive 25 shares of the Preferred when sales through 10 Fold Services reach $2,000,000, net, utilizing the Purchased Asset, exclusive of any sales generated for GOe3, LLC.

The transaction closed on January 25, 2024. The shares of Series L Preferred Stock due to Seller were issued at Closing.

NOTE H – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	March 31, 2024	June 30, 2023

Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2023, with unamortized debt discount of $0 and $0 at, March 31, 2024 and June 30, 2023, respectively (i)	$100,000	$100,000
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2023, with unamortized debt discount of $0 and $0 at March 31, 2024 and June 30, 2023, respectively (ii)	200,000	200,000
Convertible Promissory Note dated May 31, 2023 payable to MainSpring, LLC (“MainSpring”), originally issued to Hillcrest Ridgewood Partners, LLC and assigned on September 15, 2023, interest at 8%, due May 31, 2024 with unamortized debt discount of $0 and $0 at, March 31, 2024 and June 30, 2023, respectively (iii)	90,000	90,000
Convertible Promissory Note dated July 18, 2023 payable to Hillcrest Ridgewood Partners LLC (“Hillcrest”), interest at 8%, due July 18, 2024 with unamortized debt discount of $0 and $0 at, March 31, 2024 and June 30, 2023, respectively (iv)	20,000	-
Convertible Promissory Note dated October 31, 2023 payable to MainSpring, LLC (“MainSpring”), interest at 8%, due October 31, 2024 with unamortized debt discount of $0 and $0 at, March 31, 2024 and June 30, 2023, respectively (v)	25,000	-
Totals	$435,000	$390,000

(i)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of March 31, 2024, $100,000 principal plus $22,493 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2024 and 2023

(Unaudited)

NOTE H – NOTES PAYABLE, THIRD PARTIES (cont’d)

(ii)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of March 31, 2024, $200,000 principal plus $44,986 interest were due.

(iii)	On May 31, 2023, the Company issued to Hillcrest Ridgewood Partners, LLC (the “Old Holder”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $90,000. On September 15, 2023, the Convertible Note was assigned to MainSpring, LLC (the “New Holder”). The Convertible Note has a term of one (1) year, Maturity Date of May 31, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this New Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The New Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the New Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this New Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this New Convertible Note. Upon the occurrence of any Event of Default, this New Convertible Note shall become immediately due and payable, and the Company shall pay to the New Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the New Holder. The New Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on May 31, 2023. As of March 31, 2024, $90,000 principal plus $6,016 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2024 and 2023

(Unaudited)

NOTE H – NOTES PAYABLE, THIRD PARTIES (cont’d)

(iv)	On July 18, 2023, the Company executed a Convertible Note (the “Convertible Note”) payable to Hillcrest Ridgewood Partners, LLC (the “Holder”)(together, the “Parties”) in the principal amount of $20,000 and the Parties entered into a Securities Purchase Agreement (the “SPA”). The Convertible Note has a term of one (1) year, Maturity Date of July 18, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this Convertible Note. Upon the occurrence of any Event of Default, this Convertible Note shall become immediately due and payable, and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the Holder. The Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on July 18, 2023. As of March 31, 2024, $20,000 principal plus $601 interest were due.

(v)	On October 31, 2023, the Company executed a Convertible Note (the “Convertible Note”) payable to MainSpring, LLC (the “Holder”)(together, the “Parties”) in the principal amount of $25,000 and the Parties entered into a Securities Purchase Agreement (the “SPA”). The Convertible Note has a term of one (1) year, Maturity Date of October 31, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this Convertible Note. Upon the occurrence of any Event of Default, this Convertible Note shall become immediately due and payable, and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the Holder. The Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on October 31, 2023. As of March 31, 2024, $25,000 principal plus $833 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2024 and 2023

(Unaudited)

NOTE I – LOANS PAYABLE – RELATED PARTIES

The loans payable, related parties, at March 31, 2024 and June 30, 2023 consisted of:

	March 31, 2024	June 30, 2023

Loans payable officers/directors	$55,819	$-
Consultant, due on demand, 0% interest	22,250	2,250
Total loans payable, related parties	$78,069	$2,250

NOTE J - DERIVATIVE LIABILITY

The derivative liability at March 31, 2024 and June 30, 2023 consisted of:

	March 31, 2024	June 30, 2023

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for further information	327,947	1,180,680
Total derivative liability	$327,947	$1,180,680

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

The fair value of the derivative liability was measured at the respective issuance dates, at March 31, 2024 and at June 30, 2023 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at March 31, 2024 were (1) stock price of $0.0002 per share, (2) conversion price of $0.0001 per share, (3) terms of 6 months, (4) expected volatility of 327.11%, and (5) risk free interest rate of 5.38%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2023 were (1) stock price of $0.0002 per share, (2) conversion price of $0.00005 per share, (3) term of 6 months, (4) expected volatility of 305.48%, and (5) risk free interest rate of 5.47%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3

Balance at June 30, 2023	$1,180,680
Additions	-
(Gain) Loss	(852,733)
Change resulting from conversions and payoffs	-
Balance at March 31, 2024	$327,947

NOTE K - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

Series A-E Preferred Stock

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. At March 31, 2024 and June 30, 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At March 31, 2024 and June 30, 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2024 and 2023

(Unaudited)

NOTE K - CAPITAL STOCK (cont’d)

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At March 31, 2024 and June 30, 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At March 31, 2024 and June 30, 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At March 31, 2024 and June 30, 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. At March 31, 2024 and June 30, 2023, the Company had 3 and 3 shares issued and outstanding, respectively.

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

For the nine months ended March 31, 2024 and 2023

(Unaudited)

NOTE K - CAPITAL STOCK (cont’d)

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

Series L Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series L Preferred Stock, par value $0.01. The designation of the new Series L Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue five hundred thousand (500,000) shares of the Series L Preferred Stock. At March 31, 2024 and June 30, 2023, the Company had 365 and 294 shares issued and outstanding, respectively.

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

For the nine months ended March 31, 2024 and 2023

(Unaudited)

NOTE K - CAPITAL STOCK (cont’d)

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

For the nine months ended March 31, 2024 and 2023

(Unaudited)

NOTE K - CAPITAL STOCK (cont’d)

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

For the nine months ended March 31, 2024 and 2023

(Unaudited)

NOTE K - CAPITAL STOCK (cont’d)

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2024 and 2023

(Unaudited)

NOTE K - CAPITAL STOCK (cont’d)

At March 31, 2024 and June 30, 2023, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At March 31, 2024 and June 30, 2023, the Company had 14,688,440,097 and 14,488,440,097 shares issued and outstanding, respectively. At March 31, 2024 and June 30, 2023, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At March 31, 2024 and June 30, 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the nine months ended March 31, 2024 and year ended June 30, 2023, the Company issued and/or sold the following unregistered securities:

Common Stock:

Nine months ended March 31, 2024

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

Common Stock to be issued at March 31, 2024

On May 19, 2023, Jetco Holdings, LLC submitted a Notice of Conversion for three (3) shares of Series L Preferred Stock in exchange for 300,000,000 shares of common stock. As of March 31, 2024, the 300,000,000 shares of common stock had not been issued.

Mezzanine Equity

As of March 31, 2024, the Company has common stock to be issued upon conversion of the Company’s Series L Preferred Stock (“Series L Preferred”) in the amount of $1,825,000. As of March 31, 2024, the Series L Preferred can be converted at $0.0001 per share, into 18,250,000,000 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown amount of preferred shares to be issued, cash has been repaid and the preferred shares are convertible at the option of the holder, the Company determined that mezzanine treatment appears appropriate. As such, the Company feels these securities should be classified as Mezzanine equity until they are fully issued.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2024 and 2023

(Unaudited)

NOTE K - CAPITAL STOCK (cont’d)

Preferred Stock:

Nine months ended March 31, 2024

On January 25, 2024, the Company issued twenty-five (25) shares of its Series L Preferred Stock as per the terms of the Asset Purchase Agreement with a non-affiliate.

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

Preferred Stock to be issued at March 31, 2024

Upon Closing of the acquisition of GOe3, LLC (“GOe3”), the Company was to designate a new series of Preferred Stock as per the terms of the Share Exchange Agreement. The newly designated Preferred Stock (the “New Preferred”) has been filed with the Secretary of State of the State of Delaware. Upon approval by the State of Delaware, the New Preferred shares will be issued.

Warrants and Options:

None.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2024 and 2023

(Unaudited)

NOTE L - COMMITMENTS AND CONTINGENCIES

Occupancy

Our principal executive office is located at 8 Campus Drive, Suite 105 Parsippany, New Jersey 07054 and our telephone number is (973) 233-5151.

Employment and Director Agreements

On May 17, 2023, the Company entered into an Employment Agreement (the “Agreement”) with Mr. Cutcher for his role as the Company’s Chief Executive Officer. Under the terms of the Agreement, Mr. Cutcher is to receive a base salary of $100,000 and $100,000 in Restricted Stock Units that vest at the end of the initial term of the Agreement. The Agreement has a term of one year and shall renew for successive one-year terms unless either party terminates the Agreement. The Agreement is effective as of May 17, 2023. As of March 31, 2024 and June 30, 2023, accrued compensation due Mr. Cutcher was $58,333 and $0, respectively.

Foxx Trot Tango, LLC Acquisition

Earn-Out Lease Milestones. Seller shall receive up to six hundred and eighty (680) shares of Series L Preferred Stock (“Series L Preferred”) valued at up to $3,400,000, based on the following earn-out lease milestones:

(i)	Lease of 25% of the square footage of the Property, Seller shall receive 25% of the Series L Preferred;
(ii)	Lease of 50% of the square footage of the Property, Seller shall receive 50% of the Series L Preferred;
(iii)	Lease of 75% of the square footage of the Property, Seller shall receive 75% of the Series L Preferred; and
(iv)	Lease of 100% of the Property, Seller shall receive 100% of the Series L Preferred.

Due to the sale of the commercial building on March 26, 2024, there shall be no further potential earn-out lease milestones issuable.

GOe3, LLC Acquisition

Milestones to be achieved by GOe3 in order to earn additional shares of the New Preferred:

a.	Upon receipt of a GSA number and approval/awarding of the GSA grant/contract (“Milestone 2a”), additional shares of the New Preferred shall be issued representing the second 25% of the New Preferred shares to be issued;
b.	Upon sales reaching $2.5 million from the installation of charging stations (“Milestone 2b”), additional shares of the New Preferred shall be issued representing the third 25% of the New Preferred shares to be issued;
c.	Upon sales reaching $10 million from the installation of charging stations (“Milestone 2c”), additional shares of the New Preferred shall be issued representing the fourth and final 25% of the New Preferred shares to be issued; and
d.	Upon issuance of 100% of the New Preferred Shares, and subsequent conversion into Common Stock, GOe3 shall own 70% of the fully diluted shares of Common Stock of GTLL.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2024 and 2023

(Unaudited)

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of March 31, 2024, we had an accumulated deficit of $166,952,147. For the nine months ended March 31, 2024, we had cash used from operating activities of $139,924. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

Company Overview

Global Technologies, Ltd (hereinafter the “Company”, “Our”, “We”, or “Us”) was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd.

Our principal executive office is located at 8 Campus Drive, Suite 105 Parsippany, New Jersey 07054 and our telephone number is (973) 233-5151. The information contained on, or that can be accessed through, our website is not a part of this Quarterly Report on Form 10-Q. We have included our website address in this Quarterly Report solely as an inactive textual reference.

Current Operations

Global Technologies, Ltd (“Global”) is a multi-operational company with a strong desire to drive transformative innovation and sustainable growth across the technology and service sectors, empowering businesses and communities through advanced, scalable solutions that enhance connectivity, efficiency, and environmental stewardship. The Company envisions a future where technology seamlessly integrates into every aspect of life, improving the quality of life and the health of the planet. Our vision is to lead the industries we serve with groundbreaking initiatives that set new standards in innovation, customer experience, and corporate responsibility, thereby creating enduring value for all stakeholders.

Our wholly owned operating subsidiaries:

About 10 Fold Services, LLC

10 Fold Services, LLC (“10 Fold Services”) was formed as a Wyoming limited liability company on November 22, 2023. 10 Fold Services is a strategic consulting and procurement agency specializing in go-to-market planning and execution for companies in the health and wellness industries. Leveraging an “automation-first” approach, the Company skillfully combines internal and external resources to ensure cost-effective and impactful market introductions. As a versatile entity that acts as a service provider, SaaS company, and outsourced sales force, 10 Fold Services is committed to delivering tailored solutions that enable businesses to achieve significant market presence and sustainable growth.

One of 10 Fold Services’ initial clients operates in the medical sector, focusing on weight loss and fitness. Through a strategic blend of cutting-edge technologies and traditional sales techniques, 10 Fold Services has successfully assisted this client in penetrating the market effectively. This approach not only facilitated initial market entry, but also set a robust foundation for ongoing growth and expansion in a competitive industry. 10 Fold Services plans to maintain and deepen this relationship, using the insights gained to assist other clients with similar products in achieving comparable success.

In addition to its consulting and sales efforts, 10 Fold Services is also amassing a valuable cache of underlying customer data, which holds potential for future marketing campaigns and strategic decision-making. This data is being collected with an eye towards both internal improvements and external market opportunities, enhancing the Company’s ability to advise and support clients with data-driven insights. With this expanding database, 10 Fold Services is well-positioned to optimize marketing strategies and refine sales tactics for itself and its clients, further solidifying its role as a leader in strategic consulting for the health and wellness sector.

On November 23, 2023, 10 Fold Services (the “Sales Agent”) entered into a Sales Agent Agreement (the “Agreement”) with a supplier of pharmaceutical products (the “Company”), whereby 10 Fold will act in the capacity as a non-exclusive Sales Agent. Under the terms of the Agreement, the Sales Agent will inform and educate potential customers on products marketed by the Company and to initiate sales of the products. As compensation for its services, the Sales Agent shall receive a commission based on volume sales of the pharmaceutical product.

On December 3, 2023, 10 Fold Services (the “Company”) entered into an Operating Agreement (the “Agreement”) with a third-party entity (the “Contractor”) (together, the “Parties”). Under the terms of the Agreement, the Contractor agrees to leverage its connections in the industry to execute sales of pharmaceutical products included within the Company’s Sales Agent Agreement. As compensation, the Parties agree to a profit-sharing model where profits from all sales generated under this Agreement will be split equally (50/50) (“Profit Share”). Profits are defined as the net collections on sales executed by the Contractor and received by the Company minus all pre-approved expenses.

Additional information about 10 Fold Services can be found at www.10fold.services.

About GOe3, LLC

GOe3, LLC (“GOe3”) was formed as an Arizona limited liability company on February 12, 2000 and acquired in a Share Exchange Agreement on March 15, 2024. GOe3 intends on building and operating a network of universal electric vehicle (“EV”) charging stations within 45-75 miles of selected interstate highways across the U.S. GOe3 believes its patent-pending charging station design will be a vital component to the electric vehicle charging station expansion.

The GoE3 Platform includes:

●	GOe3’s Unique, Universal 50+ kW Combination Level 2/3 E³EV Charging Station
●	GOe3 Integrated Solar Deployment
●	GOe3 Travel Phone App and Integrated Business/Consumer Portals

Highlights:

●	Multiple patents pending, including networking charging stations;
●	Ability to charge any EV manufactured at the fastest possible rate (CHAdeMO, SAE quick charge when available, J1772, and Tesla supported);
●	Proprietary advertising/coupon portal supports geo-targeted marketing for surrounding businesses, creating exponential revenue potential; and
●	Phone App/Business Portal capitalizes on industry unique features to generate revenue e.g. hotel booking commissions, coupon revenue, business services revenue, user friendly data mining, sponsorships, and more.

On June 8, 2023, GOe3, LLC (“GOe3”) entered into an Earnest Money Agreement (the “Agreement”) with an independent third-party for the purchase of 1,000 GOe3 home bidirectional chargers with active grid sensing and up to 1,000 workplace charger stations by the EV infrastructure bill. The Agreement is valued at $10,000,000.

GOe3 recently completed phase one of its General Services Administration registration and is dedicated in becoming a multiple awards schedule holder in order that they may be awarded contracts through the latest Clean Energy Infrastructure bill, grants, and tax credits that GOE3 is uniquely qualified to supply. The completion of GOe3’s phase one registration was a pivotal component to the initiation and buildout of the chargers to be supplied under the Agreement.

Additional information about GOe3 can be found at www.goe3.com. Please see NOTE E – ACQUISITION OF GOe3, LLC for further information.

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

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended March 31, 2024.

Please see our Annual Report on Form 10-K for the year ended June 30, 2023 filed on December 29, 2023, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Components of our Results of Operations

Revenues

We currently generate revenue through our wholly owned subsidiary, 10 Fold Services, by facilitating sales introductions between customers and suppliers in the health and wellness sector. Utilizing an “automation-first” approach, 10 Fold Services specializes in strategic consulting and procurement, helping companies craft and execute effective go-to-market strategies.

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

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023

The following table sets forth information comparing the components of net (loss) income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Period over Period Change
	2024	2023	$	%
Revenues, net	$451,509	$-	$451,509	100.00%
Cost of revenues	364,199	-	364,199	100.00%
Gross profit	87,310	-	87,310	100.00%

Operating expenses:
Selling, general and administrative	62,981	4,497	58,484	1,300.51%
Officer and director compensation (stock-based compensation of $0 and $20,000, respectively)	25,000	20,000	5,000	25.00%
Other operating expenses	25,276	21,798	3,478	15.96%
Total operating expenses	113,257	46,295	66,962	144.64%
Operating loss	(25,947)	(46,295)	20,348	-43.95%

Other (expense) income:
Gain (loss) on derivative liability	2,543,902	(619,005)	3,162,907	-510.97%
Forgiveness of debt	102,616	-	102,616	100.00%
Gain on sale of commercial property	180,378	-	180,378	100.00%
Interest income	-	4,315	(4,315)	-100.00%
Interest expense	(44,049)	(7,397)	(36,652)	495.50%
Total other income (expense)	2,782,847	(622,087)	3,404,934	-547.34%
Income (loss) before income taxes	2,756,900	(668,382)	3,425,282	-512.47%
Income tax expense	-	-	-	-
Net income (loss)	2,756,900	(668,382)	3,425,282	-512.47%

Revenue

For the three months ended March 31, 2024 and 2023, we generated revenue of $451,509 and $0, respectively. Revenue for the three months ended March 31, 2024 was entirely comprised of revenue generated through the Company’s wholly owned subsidiary 10 Fold Services.

Cost of Revenues

For the three months ended March 31, 2024 and 2023, cost of revenues was $364,199 and $0, respectively.

Gross Profit

For the three months ended March 31, 2024 and 2023, gross profit was $87,310 and $0, respectively.

Operating Expenses

Selling, general and administrative expenses were $62,981 and $4,497 for the three months ended March 31, 2024 and 2023, respectively, representing an increase of $58,484, or 1,300.51%. The increase in selling, general and administrative expenses is largely attributable to the payment of property taxes on the Company’s commercial property. Total operating expenses were $113,257 and $46,295 for the three months ended March 31, 2024 and 2023, respectively, representing an increase of $66,962, or 144.64%.

Other Income (Expenses)

Other income (expenses) were $2,782,847 and ($622,087) for the three months ended March 31, 2024 and 2023, respectively, representing a decrease of $3,404,934, -547.34%. The other income (expenses) for the three months ended March 31, 2024 included interest expense of ($44,049), forgiveness of debt of $102,616, gain on sale of commercial property of $180,378 and gain on derivative liability of $2,543,902.

Income tax expense

There was no income tax expense for the three months ended March 31, 2024 and March 31, 2023.

Net Income (loss)

For the three months ended March 31, 2024, net income was $2,756,900 as compared to a net loss of ($668,382) for three months ended March 31, 2023, a decrease of $3,425,282. The increase in net income for the three months ended March 31, 2024 was largely attributable to the Company’s increase in revenue and gain on derivative liability.

Nine months ended March 31, 2024 compared to nine months ended March 31, 2023

The following table sets forth information comparing the components of net (loss) income for the nine months ended March 31, 2024 and 2023:

	Nine Months Ended March 31,		Period over Period Change
	2024	2023	$	%
Revenues, net	$451,509	$14,000	$437,509	3,125.06%
Cost of revenues	364,199	-	364,199	100.00%
Gross profit	87,310	14,000	73,310	523.64%

Operating expenses:
Selling, general and administrative	122,236	17,166	105,070	612.08%
Officer and director compensation (stock-based compensation of $0 and $20,000, respectively)	75,000	354,467	(279,467)	-78.84%
Other operating expenses	304,414	52,194	252,220	483.24%
Total operating expenses	501,650	423,827	77,823	18.36%
Operating loss	(414,340)	(409,827)	(4,513)	1.01%

Other (expense) income:
Gain (loss) on derivative liability	1,545,336	(74,988)	1,620,434	-2,160.78%
Amortization of debt discounts	(692,603)	(49,863)	(642,740)	1,289.01%
Forgiveness of debt	102,616	-	102,616	100.00%
Gain on sale of commercial property	180,378	-	180,378	100.00%
Interest income	-	13,137	(13,137)	-100.00%
Interest expense	(195,157)	(22,573)	(172,584)	765.56%
Total other income (expense)	940,570	(134,287)	1,074,857	-800.42%
Income (loss) before income taxes	526,230	(544,114)	1,070,344	-196.71%
Income tax expense	-	-	-	-
Net income (loss)	526,230	(544,114)	1,070,344	-196.71%

Revenue

For the nine months ended March 31, 2024 and 2023, we generated revenue of $451,509 and $14,000, respectively. Revenue for the nine months ended March 31, 2024 was entirely comprised of revenue generated through the Company’s wholly owned subsidiary 10 Fold Services.

Cost of Revenues

For the nine months ended March 31, 2024 and 2023, cost of revenues was $364,199 and $0, respectively.

Gross Profit

For the nine months ended March 31, 2024 and 2023, gross profit was $87,310 and $14,000, respectively.

Operating Expenses

Selling, general and administrative expenses were $122,236 and $17,166 for the nine months ended March 31, 2024 and 2023, respectively, representing an increase of $105,070, or 612.08%. The increase in selling, general and administrative expenses is largely attributable to the payment of property taxes on the Company’s commercial property. Total operating expenses were $501,650 and $423,827 for the nine months ended March 31, 2024 and 2023, respectively, representing an increase of $77,823, or 18.36%.

Other Income (Expenses)

Other income (expenses) were $940,570 and ($134,287) for the nine months ended March 31, 2024 and 2023, respectively, representing a decrease of $1,074,857, or -800.42%. The other income (expenses) for the nine months ended March 31, 2024 included interest expense of ($195,157), amortization of debt discounts of ($692,603), gain on sale of commercial property of $180,378, forgiveness of debt of $102,626 and a gain on derivative liability of $1,545,336.

Income tax expense

There was no income tax expense for the six months ended March 31, 2024 and March 31, 2023.

Net Income (loss)

For the nine months ended March 31, 2024, net income was $526,230, as compared to a net loss of ($544,114) for nine months ended March 31, 2023, a decrease of $1,070,344. The increase in net income for the nine months ended March 31, 2024 was largely attributable to the Company’s increase in revenue and gain on derivative liability.

Liquidity and Capital Resources

The following table summarizes the cash flows for the nine months ended March 31, 2024 and 2023:

	2024	2023
Cash Flows:

Net cash (used in) operating activities	(139,924)	(329,881)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	266,199	5,387

Net increase (decrease) in cash	126,275	(324,494)
Cash at beginning of period	18,300	324,494

Cash at end of period	$144,575	$-

As of March 31, 2024 and 2023, the Company had cash of $144,575 and $-, respectively.

We had cash (used in) operating activities of ($139,924) for the nine months ended March 31, 2024, compared to ($329,881) for the nine months ended March 31, 2023. The net cash used in operating activities for the nine months ended March 31, 2024 consisted primarily of net income of $526,230 offset largely by a gain on derivative liability of ($1,545,336), gain on sale of assets of ($180,378), issuance of Series L Preferred Stock of $250,000 and amortization of debt discounts of $692,603.

We had cash provided by investing activities of $- and $- for the nine months ended March 31, 2024 and 2023, respectively

We had cash provided by financing activities of $266,199 and $5,387 for the nine months ended March 31, 2024 and 2023, respectively, of which $186,199 was from borrowings from loans payable - related parties, borrowings from loan payable officer in the amount of $5,000, borrowings from the issuance of a convertible note in the amount of $45,000 and proceeds from the sale of Series L Preferred Stock in the amount of $30,000 during the nine months ended March 31, 2024.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Known Trends, Events, Uncertainties and Factors That May Affect Future Operations

The impact of general economic conditions, actual and projected, including inflation, rising interest rates, lower consumer confidence, volatile capital markets, supply chain disruptions, uncertainty and volatility in the financial services sector and the impact of the Hamas-Israel and Russia-Ukraine conflicts, and government and business responses thereto, on the global economy and regional economies.

Seasonality

We do not consider our business to be seasonal.

Commitments and Contingencies

We are subject to the legal proceedings described in “Part II, Item 1. Legal Proceedings” of this report. There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended March 31, 2024 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

Issuance of common stock – Nine months ended March 31, 2024

On July 18, 2023, the Company issued 200,000,000 shares of its common stock to its former President, Jimmy Wayne Anderson, for the conversion of four (4) shares of Series L Preferred Stock.

Issuance of preferred stock – Nine months ended March 31, 2024

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

On January 25, 2024, the Company issued twenty-five (25) shares of its Series L Preferred Stock as per the terms of the Asset Purchase Agreement with a non-affiliate.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit	Description

3.1	Articles of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.2	Amended and Restated Certificate of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.3	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Delaware (previously filed with Amendment No. 1 to Form 10 on July 24, 2020)
3.4	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Delaware (previously filed with Form 10 on June 8, 2020)
3.5	Amended and Restated Bylaws of Global Technologies, Ltd (previously filed with Form 8-K on January 21, 2021)
10.1+	Employment Agreement between the Company and Frederick Kalei Cutcher date May 17, 2023 (previously filed with Form 10-Q on May 23, 2023)
10.2	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated May 17, 2023 (previously filed with Form 10-Q on May 23, 2023)
10.3	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated May 31, 2023 (previously filed with Form 8-K on June 6, 2023)
10.4	Securities Purchase Agreement between the Company and Hillcrest Ridgewood Partners, LLC dated May 31, 2023 (previously filed with Form 8-K on June 6, 2023)
10.5	Membership Interest Purchase Agreement between the Company and TXC Services, LLC dated June 9, 2023 (previously filed with Form 8-K on June 20, 2023)
10.6	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated July 18, 2023 (previously filed with Form 8-K on July 21, 2023)
10.7	Securities Purchase Agreement between the Company and Hillcrest Ridgewood Partners, LLC dated July 18, 2023 (previously filed with Form 8-K on July 21, 2023)
10.8	Amended and Restated Membership Interest Purchase Agreement between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.9	Assignment of Membership Units between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.10	Secured Promissory Note between Foxx Trot Tango, LLC and TK Management Services, LLC dated January 06, 2023 (previously filed with Form 8-K on July 31, 2023)
10.11	TK Management Services, LLC Security Deed dated January 06, 2023 (previously filed with Form 8-K on July 31, 2023)
10.12	Guaranty Agreement between the Company and TK Management Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.13	Secured Convertible Note between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.14	Securities Purchase Agreement between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.15	Security Deed between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.16	Security Agreement and Pledge of Membership interest between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.17	Third Amended and Restated Limited Liability Company Agreement dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.18	Consulting Agreement between the Company and Brain Bridge Advisors, LLC dated August 23, 2023 (previously filed with Form 10-K on December 29, 2023)
10.19	Securities Purchase Agreement between the Company and Jetco Holdings, LLC dated November 17, 2023 (previously filed with Form 8-K on November 27, 2023)
10.20	Form of Indemnification Agreement entered into between the Company and Fredrick Kutcher (previously filed with Form 10-K on December 29, 2023)
10.21	Convertible Note between the Company and MainSpring, LLC dated October 31, 2023 (previously filed with Form 10-Q on January 9, 2024)
10.22	Securities Purchase Agreement between the Company and MainSpring, LLC dated October 31, 2023 (previously filed with Form 10-Q on January 9, 2024)
10.23	Asset Purchase Agreement between the Company and Jetco Holdings, LLC (previously filed with Form 8-K on January 31, 2024)
10.24	Share Exchange Agreement (previously filed with Form 8-K on March 19, 2024)
21.1	List of subsidiaries (previously filed with Form 10-Q on February 6, 2024)
21.2	Articles of Formation Foxx Trot Tango, LLC (previously filed with Form 10-K on December 29, 2023)
21.3	Certificate of Organization for 10 Fold Services, LLC (previously filed with Form 8-K on January 31, 2024)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

101*	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith (not filed).
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TECHNOLOGIES, LTD

By:	/s/ Fredrick Kalei Cutcher
Fredrick Kalei Cutcher
President

Date:	May 14, 2024

