Form 10-K
period 2024-06-30
GLOBAL TECHNOLOGIES LTD
filed 2024-09-25
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

☐ Yes ☒ No

The aggregate market value on December 29, 2023 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $4,406,532. The registrant does not have non-voting common stock outstanding.

As of September 24, 2024, there were 14,688,440,097 shares of the registrant’s Class A Common Stock outstanding.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue, “and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

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

USE OF MARKET AND INDUSTRY DATA

This Annual Report includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Annual Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report.

2

PART I

Item 1. Business.

Overview

Global Technologies, Ltd (“Global Technologies”) was incorporated under the laws of the State of Delaware on January 20, 1999 under the name of NEW IFT Corporation. On August 13, 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to change the name of the corporation to Global Technologies, Ltd.

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

Current Operations

Global Technologies, Ltd is a multi-operational company with a strong desire to drive transformative innovation and sustainable growth across the technology and service sectors, empowering businesses and communities through advanced, scalable solutions that enhance connectivity, efficiency, and environmental stewardship. The Company envisions a future where technology seamlessly integrates into every aspect of life, improving the quality of life and the health of the planet. Our vision is to lead the industries we serve with groundbreaking initiatives that set new standards in innovation, customer experience, and corporate responsibility, thereby creating enduring value for all shareholders.

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

Research and development

For the years ended June 30, 2024 and 2023, we had $0 and $0 research and development costs, respectively.

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

Competition

10 Fold Services, LLC

Our competition varies according to the market, geographical area of the project and the nature and scope of a particular opportunity. The healthcare consulting industry is highly fragmented and characterized by many small and mid-sized companies that focus their operations on regional markets or specialized service niches. On any given opportunity, we may compete and/or team with local, regional and national companies.

The healthcare consulting industry is highly competitive. We compete for customers across all of our services with other healthcare management companies, including MSOs and healthcare providers, such as local, regional, and national networks of physicians, medical groups, and hospitals, many of which are substantially larger than us and have significantly greater financial and other resources, including personnel, than we have.

It is common for many of the companies we compete with to have greater financial resources, larger national platforms or greater service offerings than we currently have. Factors affecting our ability to win assignments include our marketing effectiveness, our client relationships, our ability to team with larger organizations, our capacity to accurately estimate costs and quantify the quality assurance requirements of the work, our ability to hire, train and retain qualified personnel and our ability to obtain adequate professional insurance for the work perform.

GOe3, LLC

The EV charging equipment and service market is highly competitive, and we expect the market to become increasingly competitive as new entrants enter this growing market. Our products and services compete on product performance and features, the total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability, and the installed base’s size. Our existing competition in the U.S. currently includes Blink Charging Co., ChargePoint, which manufactures EV charging equipment and operates the ChargePoint Network, and EVgo, which offers home and public charging with pay-as-you-go and subscription models. Other entrants into the connected EV charging station equipment market include Flo, Volta, Clipper Creek, StarCharge, Wallbox, Freewire, Autel, and EV Connect. We believe these additional competitors struggle with gaining the necessary network traction but could gain momentum in the future. While Tesla does offer EV charging services, the connector type currently restricts the chargers to Tesla vehicles only in North America, which we believe will change as a number of OEMs have announced transitioning to the North American Charging Standard (NACS) used by Tesla. Many other EV charging companies offer non-networked or “basic” chargers with limited customer leverage but could provide a low-cost solution for basic charger needs in commercial and home locations.

Government Grants

We have retained two consulting firms to identify and process federal and state funding opportunities for EV charging infrastructure development. We are committed to pursuing EV charging development grant opportunities in all 50 states. Funding sources in the U.S. include the Department of Energy, Department of Transportation, Department of Agriculture, the VW mitigation settlement trust fund, funding initiatives from utility service providers and various state and local jurisdictions.

Intellectual Property

We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. Our success depends partly on our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights.

As of June 30, 2024, we had two patents pending in the United States (in the name of our subsidiary GOe3) These patents relate to various EV charging station designs. We intend to regularly assess opportunities for seeking patent protection for those aspects of our technology, designs, and methodologies that we believe provide a meaningful competitive advantage. If we cannot do so, our ability to protect our intellectual property or prevent others from infringing our proprietary rights may be impaired.

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

Human Capital Resources

Our experienced employees and management team are some of our most valuable resources, and we are committed to attracting, motivating, and retaining top talent. As of June 30, 2024, we had 2 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Our success is directly related to the satisfaction, growth, and development of our employees. We strive to offer a work environment where employee opinions are valued and allow our employees to use and augment their professional skills. To achieve our human capital goals, we intend to remain focused on providing our personnel with entrepreneurial opportunities to expand our business within their areas of expertise and continue to provide our personnel with personal and professional growth. We emphasize several measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation and pay equity.

Diversity and Inclusion and Ethical Business Practices. We believe that a company culture focused on diversity and inclusion is a crucial driver of creativity and innovation. We also believe that diverse and inclusive teams make better business decisions, ultimately driving better business outcomes. We are committed to recruiting, retaining, and developing high-performing, innovative, and engaged employees with diverse backgrounds and experiences. This commitment includes providing equal access to, and participation in, equal employment opportunities, programs, and services without regard to race, religion, color, national origin, disability, sex, sexual orientation, gender identity, stereotypes, or assumptions based thereon. We welcome and celebrate our teams’ differences, experiences, and beliefs, and we are investing in a more engaged, diverse, and inclusive workforce.

We also foster a strong corporate culture that promotes high standards of ethics and compliance for our business, including policies that set forth principles to guide employee, officer, director, and vendor conduct, such as our Code of Business Conduct and Ethics. We also maintain a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of our businesses, employees, officers, directors, or vendors.

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

As of June 30, 2024, we had an accumulated deficit of $166,666,296 and stockholders’ equity of $1,532,471.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended June 30, 2024 and 2023, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

Our officers and directors may have conflicts of interest which may not be resolved favorably to us.

Certain conflicts of interest may exist between our officers and directors and us. Our officers and directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See “Directors and Executive Officers” (page 68 below).

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

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2024 and 2023 for the reasons discussed below:

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2024:

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

We are highly dependent on our management team. If we lose key employees, our business may suffer. Furthermore, our future success will also depend in part on the continued service of our management personnel and our ability to identify, hire, and retain additional key personnel. We do not carry “key-man” life insurance on the lives of any of our executives, employees or advisors. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly.

We will need to raise additional capital to continue operations over the coming year.

We anticipate the need to raise approximately $2,000,000 in capital to fund our operations through June 30, 2025. We expect to use these cash proceeds, primarily to expand the operations of our subsidiaries, 10 Fold Services and GOe3. We cannot guarantee that we will be able to raise these required funds or generate sufficient revenue to remain operational.

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

We estimate that it will cost approximately $100,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

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

Geopolitical risks, such as those associated with Russia’s invasion of Ukraine, could result in a decline in the outlook for the U.S. and global economies.

The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, and the ongoing conflict between Israel and Hamas, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, and such geopolitical risks could have an adverse impact on macroeconomic factors which affect our businesses, as well as our access to capital.

Cyber security risks and the failure to maintain the integrity of internal, partner, and consumer data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits.

We have and will continue to collect and retain large volumes of internal, partner and consumer data, including credit card numbers and other personally identifiable information, for business purposes, including for transactional or target marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee, and company data is critical to our business and our customers and employees are likely to have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our products and services.

We also rely on accounting, financial and operational management information technology systems to conduct our operations. If these information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations could be materially adversely affected.

We may face various security threats, including cyber security attacks on our data (including our vendors’ and customers’ data) and/or information technology infrastructure. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent penetrations or disruptions to our systems. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of customer, employee, or company data which could harm our reputation or result in remedial and other costs, fines or lawsuits and require significant management attention and resources to be spent. In addition, our insurance coverage and indemnification arrangements that we enter into, if any, may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.

A deterioration in the domestic and international economic environment, whether by way of current inflationary conditions or potential recessionary conditions, could adversely affect our operating results, cash flow and financial condition.

Current inflationary conditions in the United States and other parts of the world have increased some of our costs, including our cost of materials and labor. While we thus far have been largely successful in mitigating the impact of current inflationary conditions, we may need to increase our own prices on goods and services sufficiently to offset cost increases, we may not be able to maintain acceptable operating margins and achieve profitability. Additionally, competitors operating in regions with less inflationary pressure may be able to compete more effectively, which could further impact our ability to increases prices and/or result in lost sales.

Recessionary economic conditions could lower discretionary spending of our consumers, which could result in a loss of sales. Recessionary economic conditions may cause difficulty in collecting accounts receivable and reduce the availability of credit and spending power for our customers, both of which may negatively impact our business.

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

Risks Associated with the Acquisition of 10 Fold Services, LLC

The market for our model and services is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the United States is undergoing significant structural change and consolidation, which makes it difficult to forecast demand for our solutions.

The market for our model is new, rapidly evolving and increasingly competitive. We are expanding our business by offering technology-driven access to consultation and treatment options for new conditions, including the utilization and integration of artificial intelligence in our offerings, but it is uncertain whether our offerings will achieve and sustain high levels of demand and market adoption. Our future financial performance depends in part on growth in this market, our ability to market effectively and in a cost-efficient manner, and our ability to adapt to emerging demands of existing and potential customers and the evolving regulatory landscape. It is difficult to predict the future growth rate and size of our target market. Negative publicity concerning telehealth generally, our offerings, customer success on our platform, or our market as a whole could limit market acceptance of our business model and services. If our customers do not perceive the benefits of our offerings, or if our offerings do not drive customer use and enrollment, then our market and our customer base may not continue to develop, or they may develop more slowly than we expect. Our success depends in part on the willingness of Providers and healthcare organizations to partner with us, increase their use of telehealth, and our ability to demonstrate the value of our technology to Providers, as well as our existing and potential customers. If Providers, healthcare organizations or regulators work in opposition to us or if we are unable to reduce healthcare costs or drive positive health outcomes for our customers, then the market for our services may not continue to develop, or it might develop more slowly than we expect. Similarly, negative publicity regarding customer confidentiality and privacy in the context of telehealth and artificial intelligence could limit market acceptance of our business model and services.

The healthcare industry in the United States is continually undergoing or threatened with significant structural change and is rapidly evolving. We believe demand for our offerings has been driven in part by rapidly growing costs in the traditional healthcare system, difficulties accessing the healthcare system, patient stigma associated with sensitive medical conditions, the movement toward patient-centricity and personalized healthcare, advances in technology, and general movement to telehealth. Widespread acceptance of personalized healthcare enabled by technology is critical to our future growth and success. A reduction in the growth of technology-enabled personalized healthcare could reduce the demand for our services and result in a lower revenue growth rate or decreased revenue. Additionally, the majority of our revenue is driven by products and services offered through our platform on a subscription basis, and the adoption of subscription business models is still relatively new, especially in the healthcare industry. If customers do not shift to subscription business models and subscription health management tools do not achieve widespread adoption, or if there is a reduction in demand for subscription products and services or subscription health management tools, our business, financial condition, and results of operations could be adversely affected.

Additionally, if healthcare or healthcare benefits trends shift or entirely new technologies are developed that replace existing offerings, our existing or future products or services could be rendered obsolete and require that we materially change our technology or business model. If we are unable to do so, our business could be adversely affected. In addition, we may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction, or implementation of new options on our platform and any enhancements thereto. Any such difficulties may have an adverse effect on our business, financial condition, and results of operations.

Competitive platforms or other technological breakthroughs for the monitoring, management, treatment, or prevention of medical conditions may adversely affect demand for our offerings.

Our ability to achieve our strategic objectives will depend, among other things, on our ability to enable fast and efficient telehealth consultations, maintain comprehensive and affordable offerings, ensure the successful operation of our Affiliated Pharmacies, and deliver an accessible and reliable platform that is more appealing and user-friendly than available alternatives. Our competitors, as well as a number of other companies and providers, within and outside the healthcare industry, are pursuing new devices, delivery technologies, sensing technologies, procedures, treatments, drugs, and other therapies for the monitoring and treatment of medical conditions. Any technological breakthroughs in monitoring, treatment, or prevention of medical conditions, including through disruptive technologies such as artificial intelligence, that we are unable to similarly leverage could reduce the potential market for our offerings, which could significantly reduce our revenue and our potential to grow certain aspects of our business.

The introduction by competitors of solutions or offerings that are or claim to be superior to our platform or offerings may create market confusion, which may make it difficult for potential customers to differentiate between the benefits of our offerings and competitive solutions. In addition, the entry of multiple new products may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of products and services we make available. If a competitor develops a product or business that competes with or is perceived to be superior to our offerings, or if a competitor employs strategies that place downward pressure on pricing within our industry, our revenue may decline significantly or may not increase in line with our forecasts, either of which could adversely affect our business, financial condition, and results of operations.

We operate in highly competitive markets and face competition from large, well-established healthcare providers, traditional retailers, pharmaceutical providers, and technology companies with significant resources, and, as a result, we may not be able to compete effectively.

The markets for healthcare and technology are intensely competitive, subject to rapid change, and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established telehealth providers but also traditional healthcare providers, pharmacies, pharmaceutical companies, large retailers that sell non-prescription products, including, for example, over-the-counter medical devices, nutritional supplements, vitamins, and hair care treatments, as well as technology companies entering into the health and wellness industry. Our current competitors include traditional healthcare providers expanding into the telehealth market, incumbent telehealth providers, as well as new entrants into our market that are focused on direct-to-consumer healthcare or healthcare technology. Our competitors further include enterprise-focused companies that may enter the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers and technology companies. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories, or significantly greater resources than we do, or may be able to offer products and services similar to those offered on our platform at more attractive prices than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources, which has occurred and may continue to occur in our industry. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition.

New competitors or alliances may emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, and greater financial resources, which could put us at a competitive disadvantage. For example, some state and federal regulatory authorities lowered certain barriers to the practice of telehealth in order to make remote healthcare services more accessible in response to the COVID-19 pandemic. Although it is unclear whether these regulatory changes will be permanent or that they will have a long-term impact on the adoption of telehealth services by the general public or legislative and regulatory authorities, these changes may result in greater competition for our business. The lower barriers to entry may allow various new competitors to enter the market more quickly and cost effectively than before the COVID-19 pandemic.

Additionally, we believe that the COVID-19 pandemic introduced many new users to telehealth and further reinforced its benefits to potential competitors. We believe this may drive additional industry consolidation or cooperative relationships that may result in competitors with greater resources and access to potential customers. For example, we believe the COVID-19 pandemic may have caused various traditional healthcare providers to evaluate, and in some cases, pursue telehealth options that can be paired with their in-person capabilities. These industry changes could better position our competitors to serve certain segments of our current or future markets, which could create additional price pressure. In light of these factors, even if our offerings are more effective than those of our competitors, current or potential customers may accept competitive solutions in lieu of purchasing from us.

Our ability to compete effectively depends on our ability to distinguish our company and our offerings from our competitors and their products, and includes factors such as:

●	accessibility, ease of use and convenience;

●	price and affordability;

●	personalization;

●	brand recognition;

●	long-term outcomes;

●	breadth and efficacy of offerings;

●	market penetration;

●	marketing resources and effectiveness;

●	partnerships and alliances;

●	relationships with Providers, suppliers and partners; and

●	regulatory compliance recourses.

If we are unable to successfully compete with existing and potential competitors, our business, financial condition, and results of operations could be adversely affected.

Economic uncertainty or downturns, particularly as it impacts particular industries, could adversely affect our business, financial condition, and results of operations.

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, particularly as a result of inflation and related market and macroeconomic responses the ongoing conflict arising out of the Russian invasion of Ukraine, and the hostilities and conflict in the Middle East. Economic uncertainty and associated macroeconomic conditions, including geopolitical tensions, inflation, trade and supply chain issues and the availability and cost of credit in the United States and other countries have contributed to increased market volatility or market declines, make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, could cause our customers to slow spending on our offerings, and could limit the ability of our Partner Pharmacies and our Affiliated Pharmacies to purchase sufficient quantities of pharmaceutical products from suppliers, which could adversely affect our ability to fulfill customer orders and attract new Providers.

A significant downturn in the domestic or global economy may cause our customers to pause, delay, or cancel spending on our platform or seek to lower their costs by exploring alternative providers or our competitors. To the extent purchases of our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general health and wellness spending. Also, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.

We cannot predict the timing, strength, or duration of any economic slowdown or recession, or any subsequent recovery generally, or any industry in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

Risks Associated with GOe3, LLC

Risks Related to GOe3’s Business

●	GOe3 is an early-stage growth company with a history of operating losses and expects to incur significant expenses and continuing losses at least for the near- and medium-term.

●	GOe3’s growth and success are highly correlated with and thus dependent upon the continuing rapid adoption of and demand for EVs and OEMs’ ability to supply such EVs to the market.

●	GOe3 currently faces competition from a number of companies and expects to face significant competition in the future as the market for EV charging develops.

●	Because GOe3 is currently dependent upon a limited number of customers and OEM partners, the loss of a significant customer or OEM partner could adversely affect GOe3’s operating results.

●	GOe3 will be required to install a substantial number of chargers under GOe3’s “Tiny Homes” agreement. If GOe3 does not meet GOe3’s obligations under this agreement, GOe3 may not be entitled to payments from the principals of the “Tiny Homes” agreement and may be required to pay liquidated damages, which may be significant.

●	GOe3 relies on a limited number of vendors for GOe3’s charging equipment and related support services. A loss of any of these partners could negatively affect EVgo’s business.

●	GOe3’s business is subject to risks associated with construction, cost overruns and delays and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as EVgo expands the scope of such services with other parties.

●	Disruptions in GOe3’s supply chain could adversely affect GOe3’s business.

●	GOe3 may need to raise additional funds, and these funds may not be available when needed or may only be available on unfavorable terms, which could impact the Company’s ability to fund its operations, its growth and the build-out of the Company’s network.

●	GOe3 is dependent upon the availability of electricity at GOe3’s current and future charging stations. Cost increases, delays and/or other restrictions on the availability of electricity would adversely affect GOe3’s business and results of GOe3’s operations.

Risks Related to the EV Market

●	Changes to fuel economy standards or the success of alternative fuels may negatively impact the EV market and thus the demand for GOe3’s products and services.

●	Rideshare and commercial fleets may not electrify as quickly as expected and may not rely on public fast charging or on GOe3’s future network as much as expected. Future demand for or availability of battery EVs from the medium- and heavy-duty vehicle segment may not develop as anticipated or take longer to develop than expected.

●	GOe3 anticipates it will derive revenue from the sale of regulatory credits. There are a number of factors beyond GOe3’s control that could have a material adverse effect on GOe3’s ability to generate such revenue.

●	The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect GOe3’s financial results.

Risks Related to GOe3’s Technology, Intellectual Property and Infrastructure

●	GOe3’s business may be adversely affected if GOe3 is unable to maintain, protect and enforce its technology and intellectual property.

●	The current lack of industry standards may lead to uncertainty, additional competition and further unexpected costs.

Financial, Tax and Accounting-Related Risks

●	Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could affect GOe3’s business and future profitability.

●	Continuing or worsening inflationary pressures and associated changes in monetary policy may result in increases to the cost of GOe3’s charging equipment, other goods, services and personnel, which in turn could cause capital expenditures and operating costs to rise.

Risks Related to Legal Matters and Regulations

●	Privacy concerns and laws, or other regulations, may adversely affect GOe3’s business.

●	Increasing attention to ESG matters may increase GOe3’s costs of compliance and adversely impact GOe3’s business.

GOe3’s growth and success are highly correlated with and thus dependent upon the continuing rapid adoption of and demand for EVs and OEMs’ ability to supply such EVs to the market.

GOe3’s growth is highly dependent upon the continued rapid adoption of EVs by governments, businesses and consumers. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, increasing consumer choice as it relates to available EV models, their pricing and performance, evolving government regulation and industry standards, changing consumer preferences and behaviors, intensifying levels of concern related to environmental issues and government initiatives related to climate change and the environment generally. GOe3’s revenues will be driven in large part by EV drivers’ driving and charging behavior. Potential shifts in behavior may include but are not limited to changes in annual vehicle miles traveled, preferences for urban vs. suburban vs. rural and public vs. private, and DCFC vs. Level 2 charging, demand from rideshare or urban delivery fleets and the emergence of autonomous vehicles and/or new forms of mobility. Although demand for EVs has grown in recent years, there is no guarantee of continuing future demand. Public DC fast charging may not develop as expected and may fail to attract projected market share of total EV charging. If the market for EVs develops more slowly than expected, or if demand for EVs develops more slowly than expected or decreases, GOe3’s growth would be reduced, and GOe3’s business, prospects, financial conditions, and operating results would be harmed. The market for EVs, and ultimately EV charging, could be affected by numerous factors, such as:

●	perceptions about EV features, quality, driver experience, safety, performance and cost;

●	perceptions about the limited range over which EVs may be driven on a single battery charge and about availability and access to sufficient public EV charging stations;

●	competition, including from other types of alternative fuel vehicles (such as hydrogen fuel cell vehicles), plug-in hybrid EVs, high fuel-economy ICE vehicles and other types of charging methods (e.g., battery swaps);

●	volatility in the price of gasoline and diesel at the pump;

●	EV supply chain shortages and disruptions, which include but are not limited to availability of certain components (e.g., semiconductors and critical raw materials necessary for the production of EVs and EV batteries), the ability of EV OEMs to increase and on-shore EV production, and technological and logistical challenges (such as component shortages, exacerbated port congestion and intermittent supplier shutdowns and delays and product recalls due to quality control issues), which have resulted in additional costs and production delays and availability of batteries and battery materials;

●	concerns regarding the reliability, stability and capacity of the electrical grid;

●	the change in an EV battery’s ability to hold a charge over time;

●	availability of maintenance, repair services and spare parts for EVs;

●	consumers’ perception about the convenience, speed and cost of EVs and EV charging and the availability and reliability of EV charging infrastructure;

●	government regulations and economic incentives, including adverse changes in, or expiration of, favorable tax incentives related to EVs, EV charging stations or decarbonization generally;

●	government legislation and regulations restricting the operation of autonomous vehicles;

●	relaxation of government mandates or quotas regarding the sale of EVs and fuel economy standards;

●	the number, price and variety of EV models available for purchase; and

●	concerns about the future viability of EV manufacturers.

In addition, sales of vehicles in the automotive industry can be cyclical, which may affect growth in acceptance of EVs. It is uncertain how macroeconomic factors will impact demand for EVs, particularly because EVs can be more expensive than traditional gasoline-powered vehicles. Furthermore, because fleet operators often make large purchases of EVs, this cyclicality and volatility in the automotive industry may be more pronounced with commercial purchasers, and any significant decline in demand from these customers could reduce demand for EV charging and GOe3’s products and services in particular. Moreover, any legislative or regulatory restrictions on the operation or growth of the autonomous vehicle industry, or curtailed investment in the autonomous vehicle industry, could limit demand for EV charging from operators in the autonomous vehicle industry.

While many global OEMs and several new market entrants have announced plans for new EV models, the lineup of EV models with increasing fast charging needs expected to come to market over the next several years may not materialize in that timeframe or may fail to attract sufficient customer demand. Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulations and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore adversely affect GOe3’s business, financial condition and operating results.

Risks Associated with Fox Trott Tango, LLC

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

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. On July 16, 2019, the Company’s Board of Directors approved the designation of two new series of preferred stock, Series K Super Voting Preferred Stock (3 shares authorized) and Series L Preferred Stock (500,000 shares authorized). On June 25, 2024, the Company’s Board of Directors approved the designation of a new series of preferred stock, Series N Preferred Stock (2,000,000 shares authorized).

We have authorized 5,000,000 shares of Preferred Stock with 1,864,503 and 297 shares outstanding at June 30, 2024 and 2023, respectively. In the event of issuance of additional shares, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Please see NOTE L - CAPITAL STOCK for further information.

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

Because we can issue additional shares of Class A Common Stock, purchasers of our common stock may incur immediate dilution and experience further dilution.

We are authorized to issue up to 14,991,000,000 shares of Class A Common Stock, of which 14,688,440,097 and 14,488,440,097 shares of common stock are issued and outstanding as of June 30, 2024 and June 30, 2023, respectively. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future. Please see NOTE - L CAPITAL STOCK for further information.

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

You may be diluted by conversions of the Company’s convertible notes.

As of June 30, 2024, we had (i) outstanding Convertible Promissory Notes in an aggregate principal amount of $435,000, which are convertible for up to 3,000,000,000 shares of our Class A Common Stock based on a closing stock price of $0.0002 at June 30, 2024 and inherent conversion features.

The conversion of the Convertible Promissory Notes will result in further dilution of your investment. In addition, you may experience additional dilution if we issue common stock in the future. As a result of this dilution, you may receive significantly less in net tangible book value than the full purchase price you paid for the shares in the event of liquidation. As of the date of this filing, the Company does not have a sufficient number of authorized but unissued shares to issue in the event our noteholders were to elect to convert into shares of our Class A Common Stock. The Company may be required to file an Amendment to its Articles of Incorporation to increase the number of authorized shares of Class A Common Stock or to effect a reverse stock split to satisfy the requested conversions.

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

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing risks from cybersecurity threats. Our approach to cybersecurity risk management is aligned with our risk profile and business.

We have leveraged the support of third-party information technology and security providers, including to perform a risk assessment designed to identify, assess, and manage cybersecurity risks. Further, we follow a formal, documented process to assess the data protection practices of certain third-party vendors that handle sensitive information on our behalf.

Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us or our business strategy, results of operations or financial condition, we could, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems. For more information, please see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Governance Related to Cybersecurity Risks

We consult with a third party for the strategic leadership and direction of our cybersecurity program. The consultant has nearly 15 years of experience as an information technology professional.

Our board of directors has oversight over cybersecurity risks. Our management provides periodic presentations to the board of directors on our cybersecurity program, including updates on cybersecurity risks and related cybersecurity strategy, as applicable. The management provides updates regarding our cybersecurity program to the board of directors when material.

While we have not experienced any material cybersecurity threats or incidents in recent years, there can be no guarantee that we will not be the subject of future threats or incidents

Item 2. Properties.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock is quoted under the symbol “GTLL” on the OTC Markets “PINK.” The following information reflects the high and low closing prices of the Company’s Class A Common Stock on the OTC Markets “PINK.”

Quarterly period	Low	High
Fiscal year ended June 30, 2024:
First Quarter	$0.0001	$0.0003
Second Quarter	$0.0001	$0.0002
Third Quarter	$0.0002	$0.0004
Fourth Quarter	$0.0001	$0.0004

Fiscal year ended June 30, 2023:
First Quarter	$0.0002	$0.0005
Second Quarter	$0.0001	$0.0003
Third Quarter	$0.0001	$0.0002
Fourth Quarter	$0.0001	$0.0004

Holders of Record

The Company had approximately 299 holders of record of our Class A Common Stock as of September 23, 2024.

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

Class A Common Stock:

Year ended June 30, 2024

On July 18, 2023, the Company issued 200,000,000 shares of Class A Common Stock to its former President, Jimmy Wayne Anderson, for the conversion of four (4) shares of Series L Preferred Stock.

Year ended June 30, 2023

On July 14, 2022, the Company issued 111,111,111 shares of Class A Common Stock with a fair market value of $33,333 to a noteholder in satisfaction of $20,000 principal against the note dated January 13, 2022.

On July 15, 2022, the Company issued 212,500,000 shares of Class A Common Stock with a fair market value of $63,750 to a noteholder in satisfaction of $23,750 principal and $1,750 interest against the note dated January 13, 2022.

On August 8, 2022, the Company issued 379,166,667 shares of Class A Common Stock with a fair market value of $113,750 to a noteholder in satisfaction of $43,750 principal and $1,750 interest against the note dated February 4, 2022.

Warrants:

As of June 30, 2024, the Company had no outstanding warrants.

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

At present, the Company only has sufficient funds to conduct its operations for six to nine months. There can be no assurance that additional financing will be available in amounts or on terms acceptable to the Company, if at all.

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

Results from Operations

The following table sets forth information comparing the components of net income (loss) for the years ended June 30, 2024 and 2023:

	Year Ended June 30,		Period over Period Change
	2024	2023	$	%
Revenues, net	$1,057,685	$17,000	$1,040,685	6,121.68%
Cost of revenues	576,630	-	576,630	100.00%
Gross profit	481,055	17,000	464,055	2,729.74%

Operating expenses:
Selling, general and administrative	142,396	33,586	108,810	323.97%
Officer and director compensation (stock-based compensation of $0 and $0, respectively)	100,000	378,634	(278,634)	-73.59%
Professional services, including stock-based fees of $302,500 and $75,000, respectively	399,668	122,800	276,868	225.46%
Other operating expenses	50,975	5,192	45,783	881.80%
Total operating expenses	693,039	540,212	152,827	28.29%
Operating loss	(211,984)	(523,212)	311,228	-59.48%

Other (expense) income:
Gain (loss) on derivative liability	1,545,336	(67,799)	1,613,135	-2,379.29%
Forgiveness of debt and accrued interest	196,832	-	196,832	100.00%
Gain on sale of commercial property	180,378	-	180,378	100.00%
Write-off of note receivable and accounts receivable	-	(355,000)	355,000	-100.00%
Amortization of debt discounts	(692,603)	(49,863)	(642,740)	1,289.01%
Interest expense	(205,878)	(38,166)	(167,712)	439.43%
Total other income (expense)	1,024,065	(510,828)	1,534,893	-300.47%
Income (loss) before income taxes	812,081	(1,034,040)	1,846,121	-178.53%
Income tax expense	-	-	-	-
Net income (loss)	$812,081	$(1,034,040)	$1,846,121	-178.53%

Revenues

Since our inception on January 20, 1999, we have generated minimal revenue from our operations. We cannot guarantee we will be successful in our business operations. We have limited financial resources and limited operations until such time that we are able to begin to generate revenue from our own operations. Our business is subject to risks inherent in the establishment of a new business plan through the start-up of 10 Fold Services and subsequent acquisition of Goe3, including the financial risks associated with the limited capital resources currently available to us and risks associated with the implementation of our business strategies.

For the years ended June 30, 2024 and 2023, we generated $1,057,685 and $17,000 in revenue, respectively. Our revenue for the year ended June 30, 2024 was entirely comprised of revenue generated through the Company’s wholly owned subsidiary, 10 Fold Services. Our revenue for the year ended June 30, 2023 was entirely comprised from consulting services.

For the years ended June 30, 2024 and 2023, our cost of revenues was $576,630 and $0, respectively. The makeup of the cost of goods sold for the year ended June 30, 2024 was 100% comprised of costs associated with the revenue derived from 10 Fold Services.

Operating Expenses

Our operating expenses were $693,039 and $540,212 for the years ended June 30, 2024 and 2023, respectively. The increase in operating expenses for the year ended June 30, 2024 is largely attributable to an increase in professional services.

We incurred $0 and $0 in advertising expenses for the years ended June 30, 2024 and 2023, respectively.

We incurred $100,000 and $378,634 in officer and director related compensation for the years ended June 30, 2024 and 2023, respectively.

Loss from Operations

The Company’s loss from operations decreased to ($211,984) for the year ended June 30, 2024 from ($523,212) for the year ended June 30, 2023, a decrease of $311,228. The decrease in loss from operations is largely attributable to the Company’s increase in revenue for the year ended June 30, 2024.

Other Income (Expenses)

Other income (expenses) were $1,024,065 for the year ended June 30, 2024 versus ($510,828) for the year ended June 30, 2023. The increase in other income for the year ended June 30, 2024 is largely attributable to a gain on derivative liability of $1,545,336, forgiveness of debt and accrued interest of $196,832 and gain on sale of commercial property of $180,378.

Net income (loss)

For the year ended June 30, 2024, our net income increased to $812,081, as compared to a net loss of ($1,034,040) for the year ended June 30, 2023, an increase of $1,846,121. The increase in net income is largely attributable to the Company’s increase in revenue and increase in other income.

Liquidity and Capital Resources

The following table summarizes the cash flows for the years ended June 30, 2024 and 2023:

	2024	2023
Cash Flows:

Net cash (used in) operating activities	(38,738)	(392,437)
Net cash provided by investing activities	-	(15,000)
Net cash provided by financing activities	136,185	101,243

Net increase (decrease) in cash	97,447	(306,194)
Cash at beginning of period	18,300	324,494

Cash at end of period	$115,747	$18,300

Our cash on hand as of June 30, 2024 and June 30, 2023, was $115,747 and $18,300, respectively.

We had net cash (used in) operating activities for the years ended June 30, 2024 and June 30, 2023 of ($38,738) and ($392,437), respectively.

We had net cash (used in) investing activities for the years ended June 30, 2024 and June 30, 2023 of $0 and ($15,000), respectively.

We had net cash provided by financing activities for the years ended June 30, 2024 and June 30, 2023 of $136,185 and $101,243, respectively.

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. Please see NOTE O- GOING CONCERN UNCERTAINTY for further information.

Notes payable, third parties

Our Notes payable, third parties, were $435,000 and $390,000 as of June 30, 2024, and June 30, 2023, respectively. Please see NOTE I – NOTES PAYABLE, THIRD PARTIES for a full schedule of all notes payable to third parties, including issue date, maturity date and interest rate.

Loans payable, related parties

Our loans payable, related parties, was $68,269 and $2,250 as of June 30, 2024 and June 30, 2023, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

GLOBAL TECHNOLOGIES, LTD.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Technologies, Ltd (the ‘Company’) as of June 30, 2024, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O, the Company suffered an accumulated deficit of $(166,666,296), and a negative working capital of $(6,304,772). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note O to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since April 2024.

September 20, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Global Technologies, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Global Technologies, Ltd. and Subsidiaries (“the Company”) as of June 30, 2023, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and the results of its operations and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O to the financial statements, the Company has a history of net losses, an accumulated deficit, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2019. Spokane, Washington
December 28, 2023

GLOBAL TECHNOLOGIES, LTD

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	June 30, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$115,747	$18,300
Accounts receivable	184,692	-
Prepaid deposits	225,000	-
Total current assets	525,439	18,300
Property and equipment, less accumulated depreciation of $34,756 and $18,611	126,607	17,752
Warehouse building	-	15,000
Goodwill	7,685,636	-
Intangible properties	25,000	-
Total other assets	7,837,243	32,752
TOTAL ASSETS	$8,362,682	$51,052

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$90,785	$31,657
Accrued interest	85,650	74,984
Accrued executive compensation	58,333	-
Notes payable-third parties	435,000	390,000
Loans payable, related party	68,269	2,250
Contingent consideration	5,764,227	-
Derivative liability	327,947	1,180,680
Total current liabilities	6,830,211	1,679,571

TOTAL LIABILITIES	$6,830,211	$1,679,571

Commitments and contingencies

Mezzanine Equity:
Common stock to be issued upon conversion of Series L Preferred Stock	-	2,899,488
Total mezzanine equity	-	2,899,488

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series K; 3 shares authorized, par value $0.01, as of June 30, 2024 and 2023, there are 3 and 3 shares outstanding, respectively	-	-
Series L; 500,000 shares authorized, par value $0.01, as of June 30, 2024 and 2023, there are 0 and 294 shares outstanding, respectively	-	3
Series N; 2,000,000 shares authorized, par value $0.01, as of June 30, 2024 and 2023, there are 1,864,500 and 0 shares outstanding, respectively	18,645	-
Class A Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of June 30, 2024 and 2023, there are 14,688,440,097 and 14,488,440,097 shares issued and outstanding, respectively	1,468,844	1,448,844
Additional paid- in capital Class A common stock	162,898,727	159,999,238
Additional paid- in capital preferred stock	1,861,142	1,472,285
Exchange shares to be issued	1,921,409	-
Common stock to be issued	30,000	30,000
Accumulated deficit	(166,666,296)	(167,478,377)
Total stockholders’ equity (deficiency)	1,532,471	(4,528,007)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$8,362,682	$51,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2024 and 2023

	2024	2023
Revenue earned:
Revenue	$1,057,685	$17,000
Cost of revenue	576,630	-
Gross profit	481,055	17,000

Operating Expenses
Officer and director compensation, including stock-based compensation of $0 and $0, respectively	100,000	378,634
Consulting services	34,830	-
Depreciation expense	16,145	5,192
Professional services, including stock-based fees of $302,500 and $75,000, respectively	399,668	122,800
Selling, general and administrative	142,396	33,586

Total operating expenses	693,039	540,212

Loss from operations	(211,984)	(523,212)

Other income (expense)
Gain (expense) on derivative liability	1,545,336	(67,799)
Forgiveness of debt and accrued interest	196,832	-
Gain on sale of assets	180,378	-
Write-off of note receivable and accounts receivable	-	(355,000)
Interest expense	(205,878)	(38,166)
Amortization of debt discounts	(692,603)	(49,863)

Total other income (expense)	1,024,065	(510,828)

Income (loss) before provision for income taxes	812,081	(1,034,040)

Provision for income taxes	-	-

Net income (loss)	$812,081	$(1,034,040)

Basic and diluted income (loss) per common share	$0.00	$(0.00)

Weighted average common shares outstanding – basic and diluted	14,678,763,430	14,431,158,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the years ended June 30, 2024 and 2023

	Series K Preferred		Series L Preferred		Series N Preferred				Common Stock to	Additional
	stock		stock		stock		Common Stock		be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances on June 30, 2022	3	$-	276	$3	-	$-	13,785,662,319	$1,378,566	-	$164,118,020	$(166,444,337)	$(947,748)
Issuance of common stock to a noteholder in satisfaction of principal and interest	-	-	-	-	-	-	702,777,778	70,278	-	180,820	-	251,098
Conversion of 3 Series L Preferred stock for 300,000,000 common stock to be issued	-	-	(3)	-	-	-	-	-	30,000	(30,000)	-	-
Issuance of Series L Preferred stock in satisfaction of professional fees			15	-	-	-	-	-	-	75,000	-	75,000
Issuance of Series L Preferred stock in satisfaction of related party debt			6	-	-	-	-	-	-	27,171	-	-
Common stock to be issued upon conversion of Series L Preferred Stock	-	-	-	-	-	-	-	-	-	(2,899,488)	-	(2,899,488)
Net loss for the year ended June 30, 2023	-	-	-	-	-	-	-	-	-	-	(1,034,040)	(1,034,040)
Balances on June 30, 2023	3	$-	294	$3	-	$-	14,488,440,097	$1,448,844	$30,000	$161,471,523	$(167,478,377)	$(4,528,007)

Balances on June 30, 2023	3	$-	294	$3	-	$-	14,488,440,097	$1,448,844	$30,000	$161,471,523	$(167,478,377)	$(4,528,007)
Issuance of common stock for conversion of Series L preferred Stock	-	-	(4)	-	-	-	200,000,000	20,000	-	(20,000)	-	-
Issuance of Series L preferred stock for compensation	-	-	50	-	-	-	-	-	-	250,000	-	250,000
Cancelation of Series L preferred stock for compensation	-	-	(6)	-	-	-	-	-	-	(30,000)	-	(30,000)
Issuance of Series L Preferred Stock for cash	-	-	6	-	-	-	-	-	-	30,000	-	30,000
Common stock to be issued upon conversion of Series L Preferred Stock	-	-	-	-	-	-	-	-	-	(500,512)		(500,512)
Issuance of Series L Preferred Stock as per Asset purchase Agreement	-	-	25	1	-	-	-	-		124,999	-	125,000
Common stock to be issued upon conversion of Series L Preferred Stock	-	-	-	-	-	-	-	-	-	1,575,002	-	1,575,002
Exchange shares to be issued	-	-	-	-	-	-	-	-	1,921,409	-	-	1,921,409
Cancelation of Series L preferred stock for compensation	-	-	(44)	-	-	-	-	-	-	(220,000)	-	(220,000)
Exchange Series L stock for Series N preferred stock	-	-	(339)	-	1,864,500	18,645	-	-	-	1,988,857	-	2,007,498
Issuance of Series L preferred stock for compensation	-	-	18	-	-	-	-	-	-	90,000	-	90,000
Net income for the year ended June 30, 2024	-	-	-	-	-	-	-	-	-	-	812,081	812,081
Balances on June 30, 2024	3	$-	-	$-	1,864,500	$18,645	14,688,440,097	$1,468,844	$1,951,409	$164,759,869	$(166,666,296)	$1,532,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2024 and 2023

	June 30, 2024	June 30, 2023

OPERATING ACTIVITIES:
Net income (loss)	$812,081	$(1,034,040)
Adjustment to reconcile net loss to net cash provided by operating activities:
Exchange of stock and issuing Series N Preferred Stock for bonus compensation	182,500	-
Issuance of Series L preferred stock in settlement of related party accounts due	-	27,171
Derivative liability (gain) loss	(1,545,336)	67,799
Net acquisition of FTT	25,000	-
Gain on sale of assets	(180,378)	-
Issuance of Series L Preferred stock for compensation	120,000	-
Issuance of common stock for stock-based professional fees	-	75,000
Write-off of note, accrued interest receivable and accounts receivable	-	369,838
Depreciation	16,145	5,192
Amortization of debt discounts	692,603	49,863
Changes in operating assets and liabilities:
Accounts receivable	(184,692)	-
Prepaid deposits	(225,000)	-
Accrued executive compensation	58,333	-
Accounts payable	59,128	16,095
Accrued interest	130,878	30,645
Net cash (used in) operating activities	(38,738)	(392,437)

INVESTING ACTIVITIES:
Deposit on building	-	(15,000)
Net cash (used in) investing activities	-	(15,000)

FINANCING ACTIVITIES:
Borrowings from loans payable officer	-	11,243
Proceeds from notes payable-third parties	45,000	90,000
Proceeds from sale of Series L Preferred Stock	30,000	-
Borrowings from loans payable, related parties	61,185	-
Net cash provided by financing activities	136,185	101,243

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	97,447	(306,194)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,300	324,494

CASH AND CASH EQUIVALENTS, END OF PERIOD	$115,747	$18,300

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Issuance of preferred stock for asset purchase	$125,000	$-
Issuance of common stock for debt	$-	$251,098
Issuance of Series L Preferred stock for payment of professional services	$-	$75,000
Accrual for contingent consideration of acquisition of GOe3, LLC	$5,764,227	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2024 and 2023

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

Current Operations

Global Technologies, Ltd is a multi-operational company with a strong desire to drive transformative innovation and sustainable growth across the technology and service sectors, empowering businesses and communities through advanced, scalable solutions that enhance connectivity, efficiency, and environmental stewardship. The Company envisions a future where technology seamlessly integrates into every aspect of life, improving the quality of life and the health of the planet. Our vision is to lead the industries we serve with groundbreaking initiatives that set new standards in innovation, customer experience, and corporate responsibility, thereby creating enduring value for all shareholders.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2024 and 2023

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2024 and 2023

NOTE B – BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2024 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented.

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

As of June 30, 2024, Global Technologies had three wholly owned operating subsidiaries: 10 Fold Services, LLC (“10 Fold Services”), GOe3, LLC (“GOe3”) and Foxx Trot Tango, LLC (“Foxx Trot”). The Company elected to dissolve its non-operating subsidiaries: TCBM Holdings, LLC (“TCBM”), HMNRTH, LLC (“HMNRTH”), 911 Help Now, LLC (“911”), Markets on Main, LLC (“MOM”) and Tersus Power, Inc. (“Tersus”).

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2024 and 2023

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents. The Company has cash on deposit at one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. In the future, the Company may reduce its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $115,747 of cash and cash equivalents at June 30, 2024 of which none was held in foreign bank accounts and $0 was not covered by FDIC insurance limits as of June 30, 2024.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At June 30, 2024 and June 30, 2023, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Concentrations of Risks

Concentration of Accounts Receivable – On June 30, 2024 and June 30, 2023, the Company had $184,692 and $- in accounts receivable, respectively. All of the accounts receivable at June 30, 2024 was from one supplier.

Concentration of Revenues – For the years ended June 30, 2024 and 2023, the Company generated revenue of $1,057,685 and $17,000, respectively. All of the Company’s revenue for the year ended June 30, 2024 was generated through 10 Fold Services.

Concentration of Suppliers – For the years ended June 30, 2024 and 2023, the Company had 2 and 0 suppliers, respectively. The two suppliers, pharmaceutical compounding companies, are for the sales generated through 10 Fold Services.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2024, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2024 and 2023

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

The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. Please see NOTE K - DERIVATIVE LIABILITY for further information.

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

For the years ended June 30, 2024 and 2023

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

For the years ended June 30, 2024 and 2023

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the years ended June 30, 2024 and 2023, the Company excluded 3,000,000,000 and 6,000,000,000, respectively, shares relating to convertible notes payable to third parties. For the years ended June 30, 2024 and 2023, the Company excluded 0 and 27,300,000,000, respectively, shares relating to shares issuable upon conversion of the Company’s Series L Preferred stock.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2024 and 2023

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recently Enacted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As required by this standard, our evaluation of adoption of ASU 2016-13 had no material impact on our financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on May 1, 2022, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. As required by this standard, our evaluation of adoption of ASU 2020-06 had no material impact on our financial statements.

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

For the years ended June 30, 2024 and 2023

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

Earn-Out Lease Milestones. Seller shall receive up to six hundred and eighty (680) shares of Series L Preferred Stock (“Series L Preferred”) valued at up to $3,400,000, based on the following earn-out lease milestones:

(i)	Lease of 25% of the square footage of the Property, Seller shall receive 25% of the Series L Preferred;
(ii)	Lease of 50% of the square footage of the Property, Seller shall receive 50% of the Series L Preferred;
(iii)	Lease of 75% of the square footage of the Property, Seller shall receive 75% of the Series L Preferred; and
(iv)	Lease of 100% of the Property, Seller shall receive 100% of the Series L Preferred.

Due to the sale of the commercial building on March 26, 2024, there shall be no further potential earn-out lease milestones issuable.

Details regarding the book values and fair values of the net assets acquired are as follows:

	Book Value	Fair Value	Difference
	(Unaudited)	(Unaudited)	(Unaudited)
Cash	$10,000	$10,000	$-
Warehouse building	2,956,583	3,600,000	643,417
Note payable-TK Management Services, LLC	(1,500,000)	(1,500,000)	-
Note payable-TXC Services, LLC	(1,600,000)	(1,600,000)	-
Net Total	$(133,417)	$510,000	$643,417

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2024 and 2023

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

The following table summarizes the purchase price allocation of fair values of the assets and liabilities assumed at the date of acquisition:

As of July 25, 2023

Cash	$10,000
Warehouse building (ii)	3,600,000
3,610,000
Goodwill (iii)	2,890,000
Total purchase price	$6,500,000

(ii)	Warehouse Building valued at fair value based on appraisal.
(iii)	Goodwill is recorded when the cost of acquired business exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from July 25, 2023 through June 30, 2024 were as follows:

Balance as of July 25, 2023	$2,890,000
Additions and adjustments	(2,890,000)
Balance as of June 30, 2024	$-

Sale of Commercial Building

On March 26, 2024, the Company closed on the sale of its commercial building located in Sylvester, Georgia for an aggregate cash purchase price of $3,717,778, subject to certain adjustments within the Purchase Agreement.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2024 and 2023

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

Earn-Out Milestones. Seller shall receive shares of the New Preferred Stock (“New Preferred”) valued at up to $5,764,227, based on the following earn-out milestones:

(i)	Upon receipt of GSA number and approval/awarding of the GSA grant/contract, Seller shall receive the second 25% of the New Preferred;
(ii)	Upon sales reaching $2.5 million from the installation of charging stations, Seller shall receive the third 25% of the New Preferred;
(iii)	Upon sales reaching $10 million from the installation of charging stations, Seller shall receive the fourth 25% of the New Preferred; and
(iv)	Upon issuance of 100% of the New Preferred Shares, and subsequent conversion into Common Stock, GOe3 shall own 70% of the fully diluted shares of Common Stock of GTLL.

In addition, at and after Closing:

(i)	GOe3 shall become a wholly owned subsidiary of GTLL at Closing. Any intellectual property, patents or trademarks held by GOe3 shall remain within GOe3. Any new intellectual property, patents or trademarks filed for GOe3’s proprietary charging stations shall be filed under GOe3;
(ii)	At Closing, Bruce Brimacombe remained as President of GOe3 and was appointed as a member of the Board of Directors of GTLL and as Chairman of the Board of Directors, a candidate to be named in the near future shall be retained as CFO/COO of GTLL. Mr. Brimacombe shall enter into an Employment Agreement, Indemnification Agreement and a Board of Directors Services Agreement with GTLL. Fred Kutcher shall remain as a director and President of GTLL and its wholly owned subsidiary, 10 Fold Services, LLC. GTLL shall appoint a new board member at Closing bringing the total number of directors at Closing to three (3). Additional director changes/additions shall be as follows:

a.	Upon the achievement of Milestone (ii), Both GTLL and GOe3 shall appoint a new board member, bringing the total number of board members to five (5).

b.	Upon achievement of Milestone (iii), GOe3 shall appoint a new board member replacing one of the GTLL board members. Mr. Brimacombe shall be named President of GTLL.

Details regarding the book values and fair values of the net assets acquired are as follows:

	Book Value	Fair Value	Difference
	(Unaudited)	(Unaudited)	(Unaudited)
Cash	$735	$735	$-
Loan receivable	25,000	25,000	-
Intangible assets	25,000	25,000	-
Loan payable	(50,819)	(50,819)	-

Net Total	$(84)	$(84)	$-

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

The changes in the carrying amount of goodwill for the period from March 15, 2024 through June 30, 2024 were as follows:

Balance as of March 15, 2024	$7,685,636
Additions and adjustments	-
Balance as of June 30, 2024	$7,685,636

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2024 and 2023

NOTE F - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at June 30, 2024 and June 30, 2023:

	June 30, 2024	June 30, 2023

Trade accounts receivable	$184,692	$-
Less: allowance for credit losses	-	-
Total accounts receivable	$184,692	$-

NOTE G – PREPAID DEPOSITS

Prepaid deposits consist of the following at June 30, 2024 and June 30, 2023:

	June 30, 2024	June 30, 2023

Prepaid deposits	$225,000	$-
Total prepaid deposits	$225,000	$-

NOTE H - PROPERTY AND EQUIPMENT

	June 30, 2024	June 30, 2023

Property and Equipment	$36,363	$36,363
Software (Customer Relationship Management Sales Platform) (iii)	125,000	-
	161,363	36,363
Less: accumulated depreciation	(34,756)	(18,611)
Total	$126,607	$17,752

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the years ended June 30, 2024 and 2023 was $16,145 and $5,192, respectively.
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

(e)	Seller shall receive 25 shares of the Preferred when sales through 10 Fold Services reach $2,000,000, net, utilizing the Purchased Asset, exclusive of any sales generated for GOe3, LLC.

The transaction closed on January 25, 2024. The shares of Series L Preferred Stock due to Seller were issued at Closing.

NOTE I – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	June 30, 2024	June 30, 2023

Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2023, with unamortized debt discount of $0 and $0 at, June 30, 2024 and 2023, respectively (i)	$100,000	$100,000
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2023, with unamortized debt discount of $0 and $0 at June 30, 2024 and 2023, respectively (ii)	200,000	200,000
Convertible Promissory Note dated May 31, 2023 payable to MainSpring, LLC (“MainSpring”), originally issued to Hillcrest Ridgewood Partners, LLC and assigned on September 15, 2023, interest at 8%, due May 31, 2024 with unamortized debt discount of $0 and $0 at, June 30, 2024 and 2023, respectively (iii)	90,000	90,000
Convertible Promissory Note dated July 18, 2023 payable to Hillcrest Ridgewood Partners LLC (“Hillcrest”), interest at 8%, due July 18, 2024 with unamortized debt discount of $0 and $0 at, June 30, 2024 and 2023, respectively (iv)	20,000	-
Convertible Promissory Note dated October 31, 2023 payable to MainSpring, LLC (“MainSpring”), interest at 8%, due October 31, 2024 with unamortized debt discount of $0 and $0 at, June 30, 2024 and 2023, respectively (v)	25,000	-
Totals	$435,000	$390,000

(i)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of June 30, 2024, $100,000 principal plus $24,986 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2024 and 2023

NOTE I – NOTES PAYABLE, THIRD PARTIES (cont’d)

(ii)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of June 30, 2024, $200,000 principal plus $49,973 interest were due.

(iii)	On May 31, 2023, the Company issued to Hillcrest Ridgewood Partners, LLC (the “Old Holder”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $90,000. On September 15, 2023, the Convertible Note was assigned to MainSpring, LLC (the “New Holder”). The Convertible Note has a term of one (1) year, Maturity Date of May 31, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this New Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The New Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the New Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this New Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this New Convertible Note. Upon the occurrence of any Event of Default, this New Convertible Note shall become immediately due and payable, and the Company shall pay to the New Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the New Holder. The New Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on May 31, 2023. As of June 30, 2024, $90,000 principal plus $8,261 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2024 and 2023

NOTE I – NOTES PAYABLE, THIRD PARTIES (cont’d)

(iv)	On July 18, 2023, the Company executed a Convertible Note (the “Convertible Note”) payable to Hillcrest Ridgewood Partners, LLC (the “Holder”)(together, the “Parties”) in the principal amount of $20,000 and the Parties entered into a Securities Purchase Agreement (the “SPA”). The Convertible Note has a term of one (1) year, Maturity Date of July 18, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this Convertible Note. Upon the occurrence of any Event of Default, this Convertible Note shall become immediately due and payable, and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the Holder. The Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on July 18, 2023. As of June 30, 2024, $20,000 principal plus $1,099 interest were due.

(v)	On October 31, 2023, the Company executed a Convertible Note (the “Convertible Note”) payable to MainSpring, LLC (the “Holder”)(together, the “Parties”) in the principal amount of $25,000 and the Parties entered into a Securities Purchase Agreement (the “SPA”). The Convertible Note has a term of one (1) year, Maturity Date of October 31, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this Convertible Note. Upon the occurrence of any Event of Default, this Convertible Note shall become immediately due and payable, and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the Holder. The Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on October 31, 2023. As of June 30, 2024, $25,000 principal plus $1,332 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2024 and 2023

NOTE J– LOANS PAYABLE – RELATED PARTIES

The loans payable, related parties, at June 30, 2024 and 2023 consisted of:

	June 30, 2024	June 30, 2023

Loans payable officers/directors	$46,019	$-
Consultant, due on demand, 0% interest	22,250	2,250
Total loans payable, related parties	$68,269	$2,250

NOTE K - DERIVATIVE LIABILITY

The derivative liability at June 30, 2024 and 2023 consisted of:

	June 30, 2024	June 30, 2023

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE I – NOTES PAYABLE, THIRD PARTIES for further information	327,947	1,180,680
Total derivative liability	$327,947	$1,180,680

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

The fair value of the derivative liability was measured at the respective issuance dates, at June 30, 2024 and at June 30, 2023 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2024 were (1) stock price of $0.0002 per share, (2) conversion price of $0.0001 per share, (3) terms of 6 months, (4) expected volatility of 327.11%, and (5) risk free interest rate of 5.38%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2023 were (1) stock price of $0.0002 per share, (2) conversion price of $0.00005 per share, (3) term of 6 months, (4) expected volatility of 305.48%, and (5) risk free interest rate of 5.47%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3

Balance at June 30, 2023	$1,180,680
Additions	-
(Gain) Loss	(852,733)
Change resulting from conversions and payoffs	-
Balance at June 30, 2024	$327,947

NOTE L - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

Series A-E Preferred Stock

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. At June 30, 2024 and 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At June 30, 2024 and 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2024 and 2023

NOTE L - CAPITAL STOCK (cont’d)

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At June 30, 2024 and 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At June 30, 2024 and 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At June 30, 2024 and 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. At June 30, 2024 and 2023, the Company had 3 and 3 shares issued and outstanding, respectively.

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

For the years ended June 30, 2024 and 2023

NOTE L - CAPITAL STOCK (cont’d)

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

Series L Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series L Preferred Stock, par value $0.01. The designation of the new Series L Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue five hundred thousand (500,000) shares of the Series L Preferred Stock. At June 30, 2024 and 2023, the Company had 0 and 294 shares issued and outstanding, respectively.

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

For the years ended June 30, 2024 and 2023

NOTE L - CAPITAL STOCK (cont’d)

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

iii. Calculation for conversion into Common Stock- Each individual share of Series L Preferred Stock shall be convertible into the number of shares of Common Stock equal to:

[5000]

divided by:

[.50 times the lowest closing price of the Company’s common stock for the immediate five-day period prior to the receipt of the Notice of Conversion remitted to the Company by the Series L Preferred stockholder]

Series N Preferred Stock

On June 25, 2024, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series N Preferred Stock, par value $0.01. The designation of the new Series N Preferred Stock was approved by the Board of Directors on May 31, 2024. The Company is authorized to issue two million (2,000,000) shares of the Series N Preferred Stock. At June 30, 2024 and 2023, the Company had 1,864,500 and 0 shares issued and outstanding, respectively.

Dividends. The holders of Series N Preferred Stock shall be entitled to receive dividends when, as and if declared by the Board of Directors, in its sole discretion.

Voting.

a) Except as otherwise provided herein, each outstanding share of Series N Preferred Stock shall have 1,000 votes per share (and, for the avoidance of doubt, each fraction of a share of Series N Preferred Stock shall have a ratable number of votes). The outstanding shares of Series N Preferred Stock shall vote together with the outstanding shares of Class A Common Stock, par value $0.0001 per share (the “Common Stock”), of the Corporation as a single class exclusively with respect to any matters brought before shareholders for a vote except to the extent required under the DGCL.

Conversion Rights.

a) Outstanding. If at least one share of Series N Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series N Preferred Stock at any given time, regardless of their number, shall be convertible into the number of shares of Common Stock defined below.

b) Method of Conversion.

i) Procedure- Before any holder of Series N Preferred Stock shall be entitled to convert the same into shares of Common Stock, such holder shall surrender the certificate or certificates therefore, duly endorsed, at the office of the Company or of any transfer agent for the Series N Preferred Stock, and shall give written notice 5 business days prior to date of conversion to the Company at its principal corporate office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of common stock are to be issued. The Company shall, within five business days, issue and deliver at such office to such holder of Series N Preferred Stock, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of common stock to which such holder shall be entitled as aforesaid. Conversion shall be deemed to have been effected on the date when delivery of notice of an election to convert and certificates for shares is made, and such date is referred to herein as the “Conversion Date.”

c) Conversion Rate. The shares of Series N Preferred stock may be converted into shares of Common Stock at a fixed conversion price of $0.50.

d) Adjustments to Conversion Rate.

i) Subdivisions, Combinations, or Consolidations of Common Stock. In the event the outstanding shares of common stock shall be subdivided, combined or consolidated, by stock split, stock dividend, combination or like event, into a greater or lesser number of shares of common stock after the effective date of this Certificate of Designation, the Series N Conversion Rate shall not be effected.

ii) Adjustment for Common Stock Dividends and Distributions. If the Company at any time subdivides, combines or consolidates the outstanding shares of common stock as contemplated by Section 4(g), in each such event the Series N Conversion Rate shall not be effected.

iii) Reclassifications and Reorganizations. In the case, at any time after the date hereof, of any capital reorganization, merger or any reclassification of the stock of the Company (other than solely as a result of a stock dividend or subdivision, split-up or combination of shares), the Series N Conversion Rate then in effect shall, concurrently with the effectiveness of such reorganization or reclassification, be proportionately adjusted and the terms of the Series N Preferred Stock shall be deemed amended such that the shares of the Series N Preferred Stock shall, after such reorganization or reclassification, be convertible into the kind and number of shares of stock or other securities or property of the Company or otherwise to which such holder would have been entitled if immediately prior to such reorganization or reclassification, the holder’s shares of the Series N Preferred Stock had been converted into common stock. The provisions of this Section shall similarly apply to successive reorganizations or reclassifications.

iv) Distributions Other Than Cash Dividends Out of Retained Earnings. If the Company shall declare a cash dividend upon its common stock payable otherwise than out of retained earnings or shall distribute to holders of its common stock shares of its capital stock (other than shares of Common Stock and other than as otherwise would result in an adjustment pursuant to this Section, stock or other securities of other persons, evidences of indebtedness issued by the Company or other persons, assets (excluding cash dividends) or options or rights (excluding options to purchase and rights to subscribe for common stock or other securities of the Company convertible into or exchangeable for Common Stock), then, in each such case, provision shall be made so that the holders of Series N Preferred Stock shall receive upon conversion thereof, in addition to the number of shares of Common Stock receivable thereupon, the amount of securities of the Company and other property which they would have received had their Series N Preferred Stock been converted into common stock on the date of such event and had they thereafter, during the period from the date of such event to and including the date of conversion, retained such securities and other property receivable by them as aforesaid during such period, subject to all other adjustments called for during such period under this Section with respect to the rights of the holders of the Series N Preferred Stock.

Common Stock

Class A and Class B:

Identical Rights. Except as otherwise expressly provided in ARTICLE FIVE of the Company’s Amended and Restated Certificate of Incorporation dated August 13, 1999, all Common Shares shall be identical and shall entitle the holders thereof to the same rights and privileges.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2024 and 2023

NOTE L - CAPITAL STOCK (cont’d)

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

For the years ended June 30, 2024 and 2023

NOTE L - CAPITAL STOCK (cont’d)

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2024 and 2023

NOTE L - CAPITAL STOCK (cont’d)

At June 30, 2024 and 2023, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At June 30, 2024 and 2023, the Company had 14,688,440,097 and 14,488,440,097 shares issued and outstanding, respectively. At June 30, 2024 and 2023, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At June 30, 2024 and 2023, the Company had 0 and 0 shares issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the years ended June 30, 2024 and 2023, the Company issued and/or sold the following unregistered securities:

Common Stock:

Year ended June 30, 2024

On July 18, 2023, the Company issued 200,000,000 shares of Class A Common Stock to its former President, Jimmy Wayne Anderson, for the conversion of four (4) shares of Series L Preferred Stock.

Year ended June 30, 2023

On July 14, 2022, the Company issued 111,111,111 shares of Class A Common Stock with a fair market value of $33,333 to a noteholder in satisfaction of $20,000 principal against the note dated January 13, 2022.

On July 15, 2022, the Company issued 212,500,000 shares of Class A Common Stock with a fair market value of $63,750 to a noteholder in satisfaction of $23,750 principal and $1,750 interest against the note dated January 13, 2022.

On August 8, 2022, the Company issued 379,166,667 shares of Class A Common Stock with a fair market value of $113,750 to a noteholder in satisfaction of $43,750 principal and $1,750 interest against the note dated February 4, 2022.

Common Stock to be issued at June 30, 2024

On May 19, 2023, Jetco Holdings, LLC submitted a Notice of Conversion for three (3) shares of Series L Preferred Stock in exchange for 300,000,000 shares of Class A Common Stock. As of June 30, 2024, the 300,000,000 shares of common stock had not been issued.

Preferred Stock:

Year ended June 30, 2024

Series L

On May 16, 2024, the Company issued three (3) shares of Series L Preferred Stock to a consultant as per the terms of the Mutual Termination Agreement.

On June 10, 2024, the Company issued five (5) shares of Series L Preferred Stock to a consultant for services rendered on behalf of the Company.

On June 10, 2024, the Company issued ten (10) shares of Series L Preferred Stock to Fredrick Cutcher, its Chief Executive Officer, for services rendered on behalf of the Company.

On January 25, 2024, the Company issued twenty-five (25) shares of Series L Preferred Stock as per the terms of the Asset Purchase Agreement with a non-affiliate.

On August 23, 2023, the Company issued fifty (50) shares of Series L Preferred Stock to a consultant as per the terms of its consulting agreement.

On November 17, 2023, the Company issued six (6) shares of Series L Preferred Stock as per the terms of the Securities Purchase Agreement with a non-affiliate.

During the year ended June 30, 2024, a total of fifty (50) shares of the Company’s Series L Preferred Stock were returned by a consultant.

Year ended June 30, 2023

On June 30, 2023, the Company issued fifteen (15) shares of Series L Preferred Stock in satisfaction of professional fees due to a consultant.

On June 30, 2023, the Company issued six (6) shares of Series L Preferred Stock to its former sole officer and director, Jimmy Wayne Anderson, in satisfaction of related party debt.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2024 and 2023

NOTE L - CAPITAL STOCK (cont’d)

Series N

On June 26, 2024, the Company entered into a Share Exchange Agreement (the “Agreement”) with each of the Holders of the Company’s Series L Preferred Stock (the “Series L”). As of the date of the Agreement, there were a total of 339 shares of Series L outstanding.

On June 26, 2024, all outstanding shares of Series L were exchanged for the newly designated Series N shares. A total of 1,864,500 shares of Series N were issued. All outstanding shares of Series L were retired.

Preferred Stock to be issued at June 30, 2024

Upon Closing of the acquisition of GOe3, LLC (“GOe3”), the Company was to designate a new series of Preferred Stock as per the terms of the Share Exchange Agreement (the “New Preferred”). As of the date of this filing, the Company has not filed the designation for the New Preferred. The Company is accounting for the New Preferred, which is reflected within the Company’s balance sheet. Please see NOTE E – ACQUISITION OF GOe3, LLC for further information.

Warrants and Options:

None.

NOTE M - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance on June 30, 2024 and 2023.

The provision (benefit) for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

Significant components of the Company’s deferred tax assets and liabilities are calculated at an estimated effective tax rate of 21%. (35% for tax year 2017)

The provision for (benefit from) income taxes differ from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the years ended June 30, 2024 and 2023. The sources of the difference are as follows:

	Year Ended
	June 30, 2024	June 30, 2023
Expected tax at 21% and 21%, respectively	$170,537	$(217,148)
Non-deductible stock-based compensation	63,525	15,750
Non-deductible loss (non-taxable income) from derivative liability	(324,521)	14,238
Non-deductible amortization of debt discounts	145,447	10,471
Forgiveness of debt and accrued interest	(41,335)	-
Increase (decrease) in Valuation allowance	(13,653)	176,689
Provision for (benefit from) income taxes	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Significant components of the Company’s deferred income tax are as follows:

	June 30, 2024	June 30, 2023
Unpaid accrued officer and director compensation	$12,250	$-
Net operating loss carry-forwards	735,243	738,549
Valuation allowance	(747,493)	(738,549)
Net non-current deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $747,493 attributable to the net operating loss carry forward as of June 30, 2024 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2024. The Company will continue to review this valuation allowance and make adjustments as appropriate. $3,141,427 of the net operating loss carry forward expired in the year 2023.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2024 and 2023

NOTE N - COMMITMENTS AND CONTINGENCIES

Occupancy

Our principal executive office is located at 8 Campus Drive, Suite 105 Parsippany, New Jersey 07054 and our telephone number is (973) 233-5151.

Employment and Director Agreements

On May 17, 2023, the Company entered into an Employment Agreement (the “Agreement”) with Mr. Cutcher for his role as the Company’s Chief Executive Officer. Under the terms of the Agreement, Mr. Cutcher is to receive a base salary of $100,000 and $100,000 in Restricted Stock Units that vest at the end of the initial term of the Agreement. The Agreement has a term of one year and shall renew for successive one-year terms unless either party terminates the Agreement. The Agreement is effective as of May 17, 2023. As of June 30, 2024 and 2023, accrued compensation due Mr. Cutcher was $58,333 and $0, respectively.

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

For the years ended June 30, 2024 and 2023

NOTE O - GOING CONCERN UNCERTAINTY

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of June 30, 2024, we had an accumulated deficit of $166,666,296. For the year ended June 30, 2024, we had cash used in operating activities of $38,738. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

NOTE P - SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted the following events requiring disclosure:

None

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On January 2, 2024, Global Technologies, Ltd (the “Company”) dismissed Fruci & Associates II, PLLC (“Fruci”) as the Company’s independent registered accounting firm, effective January 2, 2024. This decision was approved by the Company’s Board of Directors.

On January 2, 2024, the Company appointed Olayinka Oyebola & Co. as its new independent registered public accounting firm. The decision to engage Olayinka Oyebola & Co. was approved by the Company’s Board of Directors. During the Company’s most recent fiscal year ended June 30, 2023 and through January 2, 2024, the Company did not consult with Olayinka Oyebola & Co. on (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that may be rendered on the Company’s financial statements, and Olayinka Oyebola & Co. did not provide either a written report or oral advice to the Company that Olayinka Oyebola & Co. concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (iii) any matter that was either the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2024 or 2023.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2024 and June 30, 2023 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2024 and June 30, 2023:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As required by this standard, our evaluation of adoption of ASU 2016-13 had no material impact on our financial statements.

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on May 1, 2022, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. As required by this standard, our evaluation of adoption of ASU 2020-06 had no material impact on our financial statements.

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

Name	Age	Position and Term
Fredrick Cutcher	38	President, Chief Executive Officer, Chief Financial Officer and Director
Bruce Brimacombe	64	Chairman

Fredrick Cutcher -- President, Chief Executive Officer, Chief Financial Officer and Director

Fredrick Cutcher is a seasoned financial professional with more than 12 years of experience in the industry. With a strong background in financial management, communications, and leadership, Mr. Cutcher has developed an extensive skill set that makes him well-suited for his new role as CEO.

Prior to his appointment as CEO, Mr. Cutcher served in various senior-level roles throughout his career, including as a Financial Manager and Senior Sales Manager. This breadth of experience has provided him with a comprehensive understanding of budgeting, financial forecasting, and strategic planning, as well as a keen eye for evaluating risk and developing innovative solutions based on his experience.

Throughout his career, Mr. Cutcher has demonstrated a track record of success, consistently leading himself and teams to exceed financial targets and achieve organizational goals. He is known for his ability to build strong relationships with clients and stakeholders, and for his strategic vision that is always forward-looking and growth-oriented.

In his new role as CEO, Mr. Cutcher is looking forward to leveraging his expertise and experience to drive the continued success of his organization. He is committed to creating a culture of collaboration and innovation, and to fostering a strong sense of purpose and direction throughout the company. With his leadership, experience, and strategic vision, Mr. Cutcher is poised to lead his organization to new heights of success and profit.

Bruce Brimacombe – Chairman

Bruce Brimacombe, a trailblazing entrepreneur and visionary leader, boasts a remarkable career spanning over four decades, marked by his innate ability to identify and capitalize on emerging market opportunities. Mr. Brimacombe’s journey commenced in 1983 when he entered the world of finance as a securities trader, specializing in IPOs and small business capitalization.

Fueled by an entrepreneurial spirit, Mr. Brimacombe ventured into technology in 1999, pioneering the launch of an internet computer company that swiftly amassed a staggering $16 million in sales within its inaugural year. This early success underscored Mr. Brimacombe’s acumen for nascent markets and steering fledgling enterprises towards profitability.

A hallmark of Mr. Brimacombe’s career has been his uncanny knack for foreseeing emerging trends and aligning business strategies accordingly. In 2002, Mr. Brimacombe cemented his status as an industry leader with his efforts as a wireless internet service provider, extending high-speed connectivity to remote areas underserved by traditional DSL or cable infrastructure. This groundbreaking initiative empowered communities situated over 45 miles away from urban centers with their first taste of broadband internet access.

Building upon his penchant for innovation and societal impact, Mr. Brimacombe continued his journey in 2000 with the founding of Goe3, LLC. Under his stewardship, Goe3 emerged as a front runner in championing green energy solutions, with a commitment to advancing America’s journey towards energy independence. Through Goe3’s platform, Mr. Brimacombe envisions a future where sustainable technologies not only thrive but also redefine the nation’s energy landscape.

Mr. Brimacombe, a computer science and program expert, received computer science and marine biology instruction from the College of the Keys, in Florida, as well as an Associate’s Degree in Computer Information Systems from Mesa Community College.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth with respect to the named executive officer, compensation made for the twelve months ended June 30, 2024 and 2023:

Name and Principal Position	Year	Salary- Paid or accrued ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(a)	(b)	(c)(3)	(d)			(e)

Fredirick Cutcher, President, Treasurer, Secretary, Chairman (1)(2)	2024	100,000	-	-	-	-	-	-	100,000
	2023	4,167	-	-	-	-	-	-	4,167

Jimmy Wayne Anderson, former President (3)(4)	2023	294,467	-	-	-	-	-	-	294,467

(1)	On May 17, 2023, the Company retained Fredrick Cutcher as the Company’s Chief Executive Officer.

(2)	On May 17, 2023, the Company entered into an Employment Agreement (the “Agreement”) with Mr. Cutcher for his role as the Company’s Chief Executive Officer. Under the terms of the Agreement, Mr. Cutcher is to receive a base salary of $100,000 and $100,000 in Restricted Stock Units that vest at the end of the initial term of the Agreement. The Agreement has a term of one year and shall renew for successive one-year terms unless either party terminates the Agreement. The Agreement was effective as of May 17, 2023.

(3)	On July 28, 2022, the Company’s Board of Directors elected to compensate Mr. Anderson as Mr. Anderson has served as the Company’s sole officer and director since December 2018 and has not been under an employment agreement. As such, the Company compensated Mr. Anderson a total of $294,467 during the first quarter of fiscal 2023.

(4)	Mr. Anderson resigned as an officer and director of the Company on May 17, 2023.

(a)	Accrued salary and salary paid.

(b)	Paid bonus.

(c)	Delivery of common stock to officer for services rendered.

(d)	Options issued to employee for execution of employment agreement.

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

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made for the years ended June 30, 2024 and 2023:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(b)	(c)	(d)	(e)	(f)	(g)	(h)

Fredrick Cutcher (2024)(1)		-	-	-	-	-	-	-
(2023)		-	-	-	-	-	-	-

Bruce Brimacombe (2024)(2)		-	-	-	-	-	-	-

Jimmy Wayne Anderson (2023)(3)(4)		80,000	-	-	-	-	-	80,000

(1)	Mr. Cutcher was appointed to the Company’s Board of Directors on May 17, 2023. For the periods presented, Mr. Cutcher had not entered into a Board of Directors Service Agreement.
(2)	Mr. Brimacombe was appointed to the Company’s Board of Directors on March 15, 2024. For the periods presented, Mr. Brimacombe had not entered into a Board of Directors Service Agreement.
(3)	On July 1, 2021, the Company executed a new Board of Directors Service Agreement with Mr. Anderson. Under the terms of the Agreement, Mr. Anderson received a one-time bonus payment of Fifty Thousand and no/100 dollars ($50,000.00) upon execution of the Agreement, and Twenty Thousand and no/100 dollars ($20,000.00) paid to Mr. Anderson on the last calendar day of each quarter as long as Mr. Anderson continues to fulfill his duties and provide the services set forth above. The compensation of $20,000 per quarter commenced with the third calendar quarter of 2021 (first fiscal quarter of 2022).
(4)	Mr. Anderson resigned as an officer and director of the Company on May 17, 2023.

Director Independence

The Company has two directors, Fredrick Cutcher and Bruce Brimacombe, who are employees of the Company. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship that, in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. At present, the Company does not have an independent director, but intends on appointing new directors that are deemed independent during the current fiscal year.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of September 23, 2024, the Company had authorized 14,991,000,000 shares of Class A Common Stock, 4,000,000 Class B Common Stock and 5,000,000 shares of Preferred Stock. As of September 23, 2024, there were 14,688,440,097 shares of Class A Common Stock, 0 shares of Class B Common Stock and 1,864,503 shares of Preferred Stock issued and outstanding.

The following table sets forth certain information, as of September 23, 2024, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group.

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

The table below shows the number of shares beneficially owned as of September 23, 2024 by each of our individual directors and executive officers, by other holders of 5% or more of the outstanding Class A Common Stock and by all our current directors and executive officers as a group.

	Class A Common Stock
Name of Beneficial Owner	Beneficially Owned (1)(2)	Percentage of Common Stock (2)
5% Stockholders
None	-	-%
Current Executive Officers and Directors
Fredrick Cutcher (3)	11,760,000	0.08%
Bruce Brimacombe (4)	-	0.00%
Total Executive Officers and Directors	11,760,000	0.08%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Class A Common Stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of September 23, 2024 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any person. Percentages are based on a total of shares of Class A Common Stock outstanding on September 23, 2024 and the shares issuable upon exercise of options, warrants exercisable, and debt convertible on or within 60 days of September 23, 2024.

(2)	The number of shares of Class A Common Stock outstanding used in computing the percentages is 14,692,169,097 that includes 14,688,440,097 shares of Class A Common Stock outstanding and 3,729,000 shares of Class A Common Stock issuable upon conversion of all 1,864,500 shares of Series N Preferred Stock outstanding at September 23, 2024, but excludes an indeterminate number of shares of Class A Common Stock to be issued upon conversion of the Company’s outstanding convertible notes.

(3)	The address for Mr. Cutcher is 8 Campus Dr., Suite 105, Parsippany, NJ 07054. Includes 11,650,000 shares of Class A Common Stock held by Mr. Cutcher and 110,000 shares of Class A Common Stock issuable to Mr. Cutcher upon conversion of all 55,000 shares of Series N Preferred Stock held by Mr. Cutcher.

(4)	The address for Mr. Brimacombe is 8 Campus Dr., Suite 105, Parsippany, NJ 07054.

	Series K
	Preferred Stock	Percentage of
Name of Beneficial Owner	Beneficially Owned (1)(2)	Series K Preferred Stock
Jimmy Wayne Anderson (3)	3	100.00%

Total	3	100.00%

(1)	The Company’s Series K Super Voting Preferred Stock has no conversion feature.

(2)	The number of Series K Preferred shares outstanding used in computing the percentages is 3 as of September 23, 2024.

(3)	The address for Mr. Anderson is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701.

		Percentage of
	Series N	Series N
Name of Beneficial Owner	Beneficially Owned (1)(2)	Preferred Stock
Sylios Corp (3)	55,000	2.95%
Jimmy Wayne Anderson (4)	225,500	12.09%
Around the Clock Partners, LP (5)	200,000	11.80%
Jetco Holdings, LLC (6)	704,000	37.76%
MainSpring, LLC (7)	275,000	14.75%
Valvasone Trust (8)	242,000	12.98%
Fredrick Cutcher (9)	55,000	2.95%
Jody A. DellaDonna (10)	44,000	2.36%
Steven Schutt (11)	27,500	1.47%
Phillip McFillin (12)	16,500	0.88%

Total	1,864,500	100.00%

(1)	Each share of the Company’s Series N Preferred Stock can be converted into shares of the Company’s Class A Common stock based on a fixed conversion price of $.50.

(2)	The number of shares Series N Preferred Stock outstanding used in computing the percentages is 1,864,500 as of September 23, 2024.

(3)	Sylios Corp is a Florida corporation. The address for Sylios Corp is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701. Mr. Anderson is the control person for Sylios Corp.

(4)	The address for Mr. Anderson is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701.

(5)	Around the Clock Partners, LP is a Delaware limited partnership. The address for Around the Clock Partners, LP is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701. Mr. Anderson is the control person for Around the Clock Partners, LP.

(6)	Jetco Holdings, LLC is a Wyoming limited liability company. The address for Jetco Holdings, LLC is 11718 SE Federal Highway, Suite 372, Hobe Sound, FL 33455. Timothy Cabrera is the control person for Jetco Holdings, LLC.

(7)	MainSpring, LLC is a Wyoming limited liability company. The address for MainSpring, LLC is 611 Fort Harrison Ave S, Suite 363, Clearwater, FL 33756. Brian McFadden is the control person for MainSpring, LLC.

(8)	The address for Valvasone Trust 5114 Stoneywood Circle, Mableton, GA 30126. The trustee for Valvasone Trust is John DellaDonna.

(9)	The address for Mr. Cutcher is 8 Campus Dr., Suite 105, Parsippany, NJ 07054.

(10)	The address for Jody A. DellaDonna is 109 Carrick Way, Macon, GA 31210.

(11)	The address for Steven Schutt is 18245 Paulson Dr., Suite 39, Port Charlotte, FL 33954.

(12)	The address for Phillip McFillin is 116 Kings Highway East, Suite 2A, Haddonfield, NJ 08033.

Please see NOTE L – CAPITAL STOCK for further information.

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

Transactions with Related Parties

On June 26, 2024, the Company issued fifty-five thousand (55,000) shares of Series N Preferred Stock to Fredrick Cutcher, its Chief Executive Officer, as per the terms of the Share Exchange Agreement between the Company and its Series L Preferred Stockholders.

On June 10, 2024, the Company issued ten (10) shares of Series L Preferred Stock to Fredrick Cutcher, its Chief Executive Officer, for services rendered on behalf of the Company.

On June 30, 2023, the Company issued six (6) shares of Series L Preferred Stock to its former sole officer and director, Jimmy Wayne Anderson, in satisfaction of related party debt.

On July 18, 2023, the Company issued 200,000,000 shares of Class A Common Stock to its former President, Jimmy Wayne Anderson, for the conversion of four (4) shares of Series L Preferred Stock.

During the year ended June 30, 2023, the Company reimbursed Jimmy Wayne Anderson $28,056 for expenses paid on behalf of the Company.

Promoters and Certain Control Persons

None.

List of Parents

None.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by our auditors for professional accounting services rendered for the fiscal years ended June 30, 2024.

Fiscal Year 2024
Audit Fees (1)	$11,000
Audit-Related Fees	-
Tax Fees (2)	-
Other Fees (3)	-
Total	$11,000

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

Item 15. Financial Statements and Exhibits.

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.2	Amended and Restated Certificate of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.3	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Delaware (previously filed with Amendment No. 1 to Form 10 on July 24, 2020)
3.4	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Delaware (previously filed with Form 10 on June 8, 2020)
3.5	Certificate of Designation, Rights, Preferences and Limitations of Series N Preferred Stock filed with the State of Delaware (previously filed with Form 8-K on June 27, 2024)
3.6	Amended and Restated Bylaws of Global Technologies, Ltd (previously filed with Form 8-K on January 21, 2021)
10.1+	Employment Agreement between the Company and Frederick Kalei Cutcher date May 17, 2023 (previously filed with Form 10-Q on May 23, 2023)
10.2	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated May 17, 2023 (previously filed with Form 10-Q on May 23, 2023)
10.3	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated May 31, 2023 (previously filed with Form 8-K on June 6, 2023)
10.4	Securities Purchase Agreement between the Company and Hillcrest Ridgewood Partners, LLC dated May 31, 2023 (previously filed with Form 8-K on June 6, 2023)
10.5	Membership Interest Purchase Agreement between the Company and TXC Services, LLC dated June 9, 2023 (previously filed with Form 8-K on June 20, 2023)
10.6	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated July 18, 2023 (previously filed with Form 8-K on July 21, 2023)
10.7	Securities Purchase Agreement between the Company and Hillcrest Ridgewood Partners, LLC dated July 18, 2023 (previously filed with Form 8-K on July 21, 2023)
10.8	Amended and Restated Membership Interest Purchase Agreement between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.9	Assignment of Membership Units between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.10	Secured Promissory Note between Foxx Trot Tango, LLC and TK Management Services, LLC dated January 06, 2023 (previously filed with Form 8-K on July 31, 2023)
10.11	TK Management Services, LLC Security Deed dated January 06, 2023 (previously filed with Form 8-K on July 31, 2023)
10.12	Guaranty Agreement between the Company and TK Management Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.13	Secured Convertible Note between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.14	Securities Purchase Agreement between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.15	Security Deed between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.16	Security Agreement and Pledge of Membership interest between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.17	Third Amended and Restated Limited Liability Company Agreement dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.18	Consulting Agreement between the Company and Brain Bridge Advisors, LLC dated August 23, 2023 (previously filed with Form 10-K on December 29, 2023)
10.19	Securities Purchase Agreement between the Company and Jetco Holdings, LLC dated November 17, 2023 (previously filed with Form 8-K on November 27, 2023)
10.20	Form of Indemnification Agreement entered into between the Company and Fredrick Kutcher (previously filed with Form 10-K on December 29, 2023)
10.21	Convertible Note between the Company and MainSpring, LLC dated October 31, 2023 (previously filed with Form 10-Q on January 9, 2024)
10.22	Securities Purchase Agreement between the Company and MainSpring, LLC dated October 31, 2023 (previously filed with Form 10-Q on January 9, 2024)
10.23	Asset Purchase Agreement between the Company and Jetco Holdings, LLC (previously filed with Form 8-K on January 31, 2024)
10.24	Share Exchange Agreement (previously filed with Form 8-K on March 19, 2024)
10.25	Share Exchange Agreement (previously filed with Form 8-K on June 27, 2024)
21.1	List of subsidiaries (previously filed with Form 10-Q on February 6, 2024)
21.2	Articles of Formation Foxx Trot Tango, LLC (previously filed with Form 10-K on December 29, 2023)
21.3	Certificate of Organization for 10 Fold Services, LLC (previously filed with Form 8-K on January 31, 2024)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

101*	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith (not filed).
+	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2024

GLOBAL TECHNOLOGIES, LTD.

By:	/s/ Fredrick Cutcher
Fredrick Cutcher
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Fredrick Cutcher
Fredrick Cutcher	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer)	September 25, 2024

/s/ Bruce Brimacombe
Bruce Brimacombe	Chairman	September 25, 2024

