Form 10-Q
period 2024-09-30
GLOBAL TECHNOLOGIES LTD
filed 2024-11-12
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 11, 2024, there were 14,688,440,097 shares of registrant’s Class A common stock outstanding.

GLOBAL TECHNOLOGIES, LTD

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2024 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

iii

PART I

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	June 30, 2024
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$292,861	$115,747
Accounts receivable	156,610	184,692
Prepaid deposits	225,000	225,000
Total current assets	674,471	525,439
Property and equipment, less accumulated depreciation of $40,754 and $34,756	120,609	126,607
Goodwill	7,685,636	7,685,636
Intangible properties	25,000	25,000
Total other assets	7,831,245	7,837,243
TOTAL ASSETS	$8,505,716	$8,362,682

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$50,348	$90,785
Accrued interest	95,745	85,650
Accrued executive compensation	15,160	58,333
Notes payable-third parties	395,000	435,000
Loans payable, related party	68,269	68,269
Contingent consideration	5,764,227	5,764,227
Derivative liability	327,947	327,947
Total current liabilities	6,716,696	6,830,211

TOTAL LIABILITIES	$6,716,696	$6,830,211

STOCKHOLDERS’ EQUITY:
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series K; 3 shares authorized, par value $0.01, as of September 30, 2024 and June 30, 2024, there are 3 shares outstanding	-	-
Series N; 2,000,000 shares authorized, par value $0.01, as of September 30, 2024 and June 30, 2024, there are 1,864,500 shares outstanding	18,645	18,645
Class A Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of September 30, 2024 and June 30, 2024, there are 14,688,440,097 shares issued and outstanding	1,468,844	1,468,844
Additional paid- in capital Class A common stock	162,898,727	162,898,727
Additional paid- in capital preferred stock	1,861,142	1,861,142
Exchange shares to be issued	1,921,409	1,921,409
Common stock to be issued	30,000	30,000
Accumulated deficit	(166,409,747)	(166,666,296)
Total stockholders’ equity	1,789,020	1,532,471

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,505,716	$8,362,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended September 30, 2024 and 2023

	September 30, 2024	September 30, 2023

Revenue earned:
Revenue	$669,431	$-
Cost of goods sold	191,889	-
Gross profit	477,542	-

Operating Expenses:
Officer and director compensation	25,000	25,000
Depreciation expense	5,998	1,298
Consulting services-stock-based	-	250,000
Professional services	136,916	-
Selling, general and administrative	42,984	48,991

Total operating expenses	210,898	325,289

Income (loss) from operations	266,644	(325,289)

Other income (expenses):
Gain (expense) on derivative liability	-	1,920,292
Interest expense	(10,095)	(72,099)
Amortization of debt discounts	-	(298,082)

Total other income (expense)	(10,095)	1,550,111

Income before provision for income taxes	256,549	1,224,822

Provision for income taxes	-	-

Net income	$256,549	$1,224,822

Basic and diluted income per common share	$0.00	$0.00

Weighted average common shares outstanding – basic and diluted	14,688,440,097	14,539,553,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

For the three months ended September 30, 2024 and 2023

	Series K Preferred		Series L Preferred		Series N Preferred				Common Stock to	Additional
	stock		stock		stock		Common Stock		be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at June 30, 2023	3	$-	294	$3	-	-	14,488,440,097	$1,448,844	30,000	$161,471,523	$(167,478,377)	$(4,528,007)
Issuance of common stock for conversion of Series L preferred Stock	-	-	(4)	-	-	-	200,000,000	20,000	-	(20,000)	-	-
Issuance of Series L preferred stock for compensation	-	-	50	-	-	-	-	-	-	250,000	-	250,000
Net income for the three months ended September 30, 2023	-	-	-	-	-	-	-	-	-	-	1,224,822	1,224,822
Balances at September 30, 2023	3	$-	340	$3	-	-	14,688,440,097	$1,468,844	$30,000	$161,701,523	$(166,253,555)	$(3,053,185)

Balances at June 30, 2024	3	$-	-	$-	1,864,500	$18,645	14,688,440,097	$1,468,844	$1,951,409	$164,759,869	$(166,666,296)	$1,532,471
Net income for the three months ended September 30, 2024	-	-		-	-	-	-	-	-	-	256,549	256,549
Balances at September 30, 2024	3	$-	-	$-	1,864,500	$18,645	14,688,440,097	$1,468,844	$1,951,409	$164,759,869	$(166,409,747)	$1,789,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended September 30, 2024 and 2023

	September 30, 2024	September 30, 2023

OPERATING ACTIVITIES:
Net income	$256,549	$1,224,822
Adjustment to reconcile net loss to net cash provided by operating activities:
Net acquisition of FTT	-	25,000
Derivative liability (gain) loss	-	(1,920,292)
Depreciation	5,998	1,298
Issuance of Series L Preferred Stock for consulting services	-	250,000
Amortization of debt discounts	-	298,082
Changes in operating assets and liabilities:
Accounts receivable	28,082	-
Accounts payable	(40,437)	(21,234)
Accrued interest	10,095	27,098
Accrued compensation	(43,173)	12,500
Net cash provided by (used in) operating activities	217,114	(102,726)

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	-	-

FINANCING ACTIVITIES:
Payments on convertible notes payable	(40,000)	-
Borrowings from loans payable, related parties	-	77,616
Borrowings from convertible notes payable	-	20,000
Net cash (used in) provided by financing activities	(40,000)	97,616

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	177,114	(5,110)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	115,747	18,300

CASH AND CASH EQUIVALENTS, END OF PERIOD	$292,861	$13,190

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for debt	$-	$-
Accrual for contingent consideration of acquisition of Foxx Trott Tango, LLC	$-	$3,400,000

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2024 and 2023

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2024 and 2023

(Unaudited)

NOTE B – BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2024 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 as filed with the Securities and Exchange Commission on September 25, 2024. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2024, and updated, as necessary, in this Quarterly Report on Form 10-Q.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended June 30, 2024 filed with the Securities and Exchange Commission on September 25, 2024.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Global Technologies and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

As of September 30, 2024, Global Technologies had three wholly owned operating subsidiaries: 10 Fold Services, LLC (“10 Fold Services”), GOe3, LLC (“GOe3”) and Foxx Trot Tango, LLC (“Foxx Trot”).

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2024 and 2023

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents. The Company has cash on deposit at one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. In the future, the Company may reduce its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $292,861 of cash and cash equivalents at September 30, 2024, of which none was held in foreign bank accounts, and $42,861 was not covered by FDIC insurance limits as of September 30, 2024.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2024 and June 30, 2024, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Concentrations of Risks

Concentration of Accounts Receivable – On September 30, 2024 and June 30, 2024, the Company had $156,610 and $184,692 in accounts receivable, respectively. All of the accounts receivable at September 30, 2024 was from one supplier.

Concentration of Revenues – For the three months ended September 30, 2024 and 2023, the Company generated revenue of $669,431 and $-, respectively. The Company’s revenue for the three months ended September 30, 2024 was largely attributable to revenue generated through 10 Fold Services.

Concentration of Suppliers – For the three months ended September 30, 2024 and 2023, the Company had 2 and 0 suppliers, respectively. The two suppliers, pharmaceutical compounding companies, are for the sales generated through 10 Fold Services.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2024, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2024 and 2023

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

For the three months ended September 30, 2024 and 2023

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

For the three months ended September 30, 2024 and 2023

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the three months ended September 30, 2024 and 2023, the Company excluded 3,000,000,000 and 29,100,000,000, respectively, shares relating to convertible notes payable to third parties and shares issuable upon conversion of the Company’s Series L Preferred stock.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2024 and 2023

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

For the three months ended September 30, 2024 and 2023

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2024 and 2023

(Unaudited)

NOTE D – ACQUISITION OF FOXX TROTT TANGO, LLC (cont’d)

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

The following table summarizes the purchase price allocation of fair values of the assets and liabilities assumed at the date of acquisition:

As of July 25, 2023

Cash	$10,000
Warehouse building (i)	3,600,000
3,610,000
Goodwill (ii)	2,890,000
Total purchase price	$6,500,000

(i)	Warehouse Building valued at fair value based on appraisal.
(ii)	Goodwill is recorded when the cost of acquired business exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from July 25, 2023 through September 30, 2024 were as follows:

Balance as of July 25, 2023	$2,890,000
Additions and adjustments	(2,890,000)
Balance as of September 30, 2024	$-

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2024 and 2023

(Unaudited)

NOTE E – ACQUISITION OF GOe3, LLC (cont’d)

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

The changes in the carrying amount of goodwill for the period from March 15, 2024 through September 30, 2024 were as follows:

Balance as of March 15, 2024	$7,685,636
Additions and adjustments	-
Balance as of September 30, 2024	$7,685,636

NOTE F - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024

Trade accounts receivable	$156,610	$184,692
Less: allowance for credit losses	-	-
Total accounts receivable	$156,610	$184,692

NOTE G – PREPAID DEPOSITS

Prepaid deposits consist of the following at September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024

Prepaid deposits	$225,000	$225,000
Total prepaid deposits	$225,000	$225,000

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024

Property and Equipment (i)	$36,363	$36,363
Software (Customer Relationship Management Sales Platform) (iii)	125,000	125,000
	161,363	161,363
Less: accumulated depreciation (ii)	(40,754)	(34,756)
Total	$120,609	$126,607

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the three months ended September 30, 2024 and 2023 was $5,998 and $1,298, respectively.
(iii)	On January 25, 2024, the Company and its wholly owned subsidiary, 10 Fold Services, LLC (“10 Fold Services”), (collectively, the “Buyers”) and Jetco Holdings, LLC (the “Seller”) (together, the “Parties”) entered into an Asset Purchase Agreement (the “Agreement”) for the purchase of a Customer Relationship Management Sales Platform (the “Purchased Asset”).

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2024 and 2023

(Unaudited)

NOTE I – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	September 30, 2024	June 30, 2024

Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2023, with unamortized debt discount of $0 and $0 at, September 30, 2024 and June 30, 2024, respectively (i)	100,000	100,000
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2023, with unamortized debt discount of $0 and $0 at September 30, 2024 and June 30, 2024, respectively (ii)	200,000	200,000
Convertible Promissory Note dated May 31, 2023 payable to MainSpring, LLC (“MainSpring”), originally issued to Hillcrest Ridgewood Partners, LLC and assigned on September 15, 2023, interest at 8%, due May 31, 2024 with unamortized debt discount of $0 and $0 at, September 30, 2024 and June 30, 2024, respectively (iii)	50,000	90,000
Convertible Promissory Note dated July 18, 2023 payable to Hillcrest Ridgewood Partners LLC (“Hillcrest”), interest at 8%, due July 18, 2024 with unamortized debt discount of $0 and $0 at, September 30, 2024 and June 30, 2024, respectively (iv)	20,000	20,000
Convertible Promissory Note dated October 31, 2023 payable to MainSpring, LLC (“MainSpring”), interest at 8%, due October 31, 2024 with unamortized debt discount of $0 and $0 at, September 30, 2024 and June 30, 2024, respectively (v)	25,000	25,000
Totals	$395,000	$435,000

(i)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of September 30, 2024, $100,000 principal plus $27,479 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2024 and 2023

(Unaudited)

NOTE I – NOTES PAYABLE, THIRD PARTIES (cont’d)

(ii)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of September 30, 2024, $200,000 principal plus $54,959 interest were due.

(iii)	On May 31, 2023, the Company issued to Hillcrest Ridgewood Partners, LLC (the “Old Holder”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $90,000. On September 15, 2023, the Convertible Note was assigned to MainSpring, LLC (the “New Holder”). The Convertible Note has a term of one (1) year, Maturity Date of May 31, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this New Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The New Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the New Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this New Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this New Convertible Note. Upon the occurrence of any Event of Default, this New Convertible Note shall become immediately due and payable, and the Company shall pay to the New Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the New Holder. The New Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on May 31, 2023. During the three months ended September 30, 2024, the Company made a payment against principal in the amount of $40,000. As of September 30, 2024, $50,000 principal plus $9,979 interest were due.

(iv)	On July 18, 2023, the Company executed a Convertible Note (the “Convertible Note”) payable to Hillcrest Ridgewood Partners, LLC (the “Holder”)(together, the “Parties”) in the principal amount of $20,000 and the Parties entered into a Securities Purchase Agreement (the “SPA”). The Convertible Note has a term of one (1) year, Maturity Date of July 18, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this Convertible Note. Upon the occurrence of any Event of Default, this Convertible Note shall become immediately due and payable, and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the Holder. The Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on July 18, 2023. As of September 30, 2024, $20,000 principal plus $1,498 interest were due.

(v)	On October 31, 2023, the Company executed a Convertible Note (the “Convertible Note”) payable to MainSpring, LLC (the “Holder”)(together, the “Parties”) in the principal amount of $25,000 and the Parties entered into a Securities Purchase Agreement (the “SPA”). The Convertible Note has a term of one (1) year, Maturity Date of October 31, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this Convertible Note. Upon the occurrence of any Event of Default, this Convertible Note shall become immediately due and payable, and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the Holder. The Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on October 31, 2023. As of September 30, 2024, $25,000 principal plus $1,830 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2024 and 2023

(Unaudited)

NOTE J – LOANS PAYABLE – RELATED PARTIES

The loans payable, related parties, at September 30, 2024 and June 30, 2024 consisted of:

	September 30, 2024	June 30, 2024

Loans payable officers/directors	$46,019	$46,019
Consultant, due on demand, 0% interest	22,250	22,250
Total loans payable, related parties	$68,269	$68,269

NOTE K - DERIVATIVE LIABILITY

The derivative liability at September 30, 2024 and June 30, 2024 consisted of:

	September 30, 2024	June 30, 2024

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE I – NOTES PAYABLE, THIRD PARTIES for further information	327,947	327,947
Total derivative liability	$327,947	$327,947

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

The fair value of the derivative liability was measured at the respective issuance dates and at September 30, 2024, and June 30, 2024 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at September 30, 2024 were (1) stock price of $0.0003 per share, (2) conversion price of $0.0001 per share, (3) term of 6 months, (4) expected volatility of 327.11%, and (5) risk free interest rate of 4.38%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2024 were (1) stock price of $0.0002 per share, (2) conversion price of $0.0001 per share, (3) term of 6 months, (4) expected volatility of 327.11%, and (5) risk free interest rate of 5.38%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3

Balance at June 30, 2024	$327,947
Additions	-
(Gain) Loss	-
Change resulting from conversions and payoffs	-
Balance at September 30, 2024	$327,947

NOTE L - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

Series A-E Preferred Stock

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. At September 30, 2024 and June 30, 2024, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At September 30, 2024 and June 30, 2024, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2024 and 2023

(Unaudited)

NOTE L - CAPITAL STOCK (cont’d)

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At September 30, 2024 and June 30, 2024, the Company had 0 and 0 shares issued and outstanding, respectively.

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At September 30, 2024 and June 30, 2024, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At September 30, 2024 and June 30, 2024, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. At September 30, 2024 and June 30, 2024, the Company had 3 and 3 shares issued and outstanding, respectively.

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

For the three months ended September 30, 2024 and 2023

(Unaudited)

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

Series N Preferred Stock

On June 25, 2024, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series N Preferred Stock, par value $0.01. The designation of the new Series N Preferred Stock was approved by the Board of Directors on May 31, 2024. The Company is authorized to issue two million (2,000,000) shares of the Series N Preferred Stock. At September 30, 2024 and June 30, 2024, the Company had 1,864,500 and 1,864,500 shares issued and outstanding, respectively.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2024 and 2023

(Unaudited)

NOTE L - CAPITAL STOCK (cont’d)

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2024 and 2023

(Unaudited)

NOTE L - CAPITAL STOCK (cont’d)

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

For the three months ended September 30, 2024 and 2023

(Unaudited)

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2024 and 2023

(Unaudited)

NOTE L - CAPITAL STOCK (cont’d)

At September 30, 2024 and June 30, 2024, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At September 30, 2024 and June 30, 2024, the Company has 14,688,440,097 and 14,688,440,097 shares issued and outstanding, respectively. At September 30, 2024 and June 30, 2024, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At September 30, 2024 and June 30, 2024, the Company has 0 and 0 shares issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the three months ended September 30, 2024 and year ended June 30, 2024, the Company issued and/or sold the following unregistered securities:

Common Stock:

Three months ended September 30, 2024

None.

Year ended June 30, 2024

On July 18, 2023, the Company issued 200,000,000 shares of Class A Common Stock to its former President, Jimmy Wayne Anderson, for the conversion of four (4) shares of Series L Preferred Stock.

Common Stock to be issued at September 30, 2024

On May 19, 2023, Jetco Holdings, LLC submitted a Notice of Conversion for three (3) shares of Series L Preferred Stock in exchange for 300,000,000 shares of common stock. As of September 30, 2023, the 300,000,000 shares of common stock had not been issued.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2024 and 2023

(Unaudited)

NOTE L - CAPITAL STOCK (cont’d)

Preferred Stock:

Three months ended September 30, 2024

None.

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

Preferred Stock to be issued at September 30, 2024

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

Warrants and Options:

None.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2024 and 2023

(Unaudited)

NOTE M - COMMITMENTS AND CONTINGENCIES

Occupancy

Our principal executive office is located at 8 Campus Drive, Suite 105 Parsippany, New Jersey 07054 and our telephone number is (973) 233-5151.

Employment and Director Agreements

On May 17, 2023, the Company entered into an Employment Agreement (the “Agreement”) with Mr. Cutcher for his role as the Company’s Chief Executive Officer. Under the terms of the Agreement, Mr. Cutcher is to receive a base salary of $100,000 and $100,000 in Restricted Stock Units that vest at the end of the initial term of the Agreement. The Agreement has a term of one year and shall renew for successive one-year terms unless either party terminates the Agreement. The Agreement is effective as of May 17, 2023. As of September 30, 2024 and June 30, 2024, accrued compensation due Mr. Cutcher was $15,160 and $58,333, respectively.

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

NOTE N - GOING CONCERN UNCERTAINTY

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of September 30, 2024, we had an accumulated deficit of $166,409,747. For the three months ended September 30, 2024, we had cash provided by operating activities in the amount of $217,114. We expect to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

NOTE O - SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted the following events requiring disclosure:

On October 22, 2024, the Company formed a new subsidiary named Primecare Supply, LLC with the State of Wyoming.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, and in our subsequent filings with the SEC, and include, among others, the following: marijuana is illegal under federal law, the marijuana industry is subject to strong competition, our business is dependent on laws pertaining to the marijuana industry, the marijuana industry is subject to government regulation, our business model depends on the availability of private funding, we will be subject to general real estate risks, if debt payments to note holder are not made we could lose our investment in our real estate properties, terms and deployment of capital. The terms “Global Technologies, Ltd “Global Technologies,” “Global,” “we,” “us,” “our,” and the “Company” refer to Global Technologies, Ltd., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

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

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended September 30, 2024.

Please see our Annual Report on Form 10-K for the year ended June 30, 2024 filed on September 25, 2024, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of selling, marketing, advertising, administrative, finance and professional expenses.

Interest Expense, Net

Interest expense includes the cost of our borrowings under our debt arrangements.

Results of Operations

For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The following table sets forth information comparing the components of net income for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Period over Period Change
	2024	2023	$	%
Revenues, net	$669,431	$-	$669,431	100.00%
Cost of revenues	191,889	-	191,889	100.00%
Gross profit	477,542	-	477,542	100.00%

Operating expenses:
Selling, general and administrative	42,984	48,991	(6,007)	-12.26%
Other operating expenses	167,914	276,298	(108,384)	-39.23%
Total operating expenses	210,898	325,289	(114,391)	-35.17%
Operating income (loss)	266,644	(325,289)	591,933	181.97%

Other (expense) income:
Gain (loss) on derivative liability	-	1,920,292	(1,920,292)	-100.00%
Amortization of debt discounts	-	(298,802)	(298,802)	-100.00%
Interest expense	(10,095)	(72,099)	62,004	-86.00%
Total other (loss) income	(10,095)	1,550,111	(1,560,206)	-100.65%
Income before income taxes	256,549	1,224,822	(968,273)	-79.05%
Income tax expense	-	-	-	-
Net income	256,549	1,224,822	(968,273)	-79.05%

Revenue

For the three months ended September 30, 2024 and 2023, we generated revenue of $669,431 and $0, respectively. Our revenue for the three months ended September 30, 2024 was largely attributable to revenue generated through 10 Fold Services. The Company’s newly acquired subsidiary, GOe3, recognized revenue through the sale of tax credits.

Cost of Revenues

For the three months ended September 30, 2024 and 2023, cost of revenues was $191,889 and $0, respectively. The makeup of the cost of goods sold for the three months ended September 30, 2024 was entirely comprised of costs associated with the revenue derived from 10 Fold Services.

Gross Profit

For the three months ended September 30, 2024 and 2023, gross profit was $477,542 and $0, respectively.

Operating Expenses

Selling, general and administrative expenses were $42,984 and $48,991 for the three months ended September 30, 2024 and 2023, respectively, representing a decrease of $6,007, or 12.26%.

Other Income (Expenses)

Other income (expenses) were ($10,095) and $1,550,111 for the three months ended September 30, 2024 and 2023, respectively, representing a decrease of $1,560,206, or -100.65%. The other income (expenses) for the three months ended September 30, 2024 included interest expense of ($10,095). The decrease in other income for the three months ended September 30, 2024 was largely attributable to a gain on derivative liability recognized in the three months ended September 30, 2023 versus no gain in derivative liability recognized in the three months ended September 30, 2024.

Income tax expense

There was no income tax expense for the three months ended September 30, 2024 and September 30, 2023.

Net Income

For the three months ended September 30, 2024, net income was $256,549, as compared to net income of $1,224,822 for three months ended September 30, 2023, a decrease of $968,273. The decrease in net income for the three months ended September 30, 2024 was largely attributable to the Company’s gain on derivative liability recognized in the three months ended September 30, 2023 versus no gain on derivative liability recognized in the three months ended September 30, 2024.

Liquidity and Capital Resources

The following table summarizes the cash flows for the three months ended September 30, 2024 and 2023:

	2024	2023
Cash Flows:

Net cash provided by (used in) operating activities	217,114	(102,726)
Net cash provided by investing activities	-	-
Net cash (used in) provided by financing activities	(40,000)	97,616

Net increase (decrease) in cash	177,114	(5,110)
Cash at beginning of period	115,747	18,300

Cash at end of period	$292,861	$13,190

As of September 30, 2024 and 2023, the Company had cash of $292,861 and $13,190, respectively.

We had cash provided by (used in) operating activities of $217,114 for the three months ended September 30, 2024, compared to ($102,726) for the three months ended September 30, 2023. The net cash provided by operating activities for the three months ended September 30, 2024 consisted primarily of net income of $256,549 offset by accounts payable of $40,000 and accrued compensation of $43,173.

We had cash provided by investing activities of $- and $- for the three months ended September 30, 2024 and 2023, respectively

We had cash (used in) provided by financing activities of ($40,000) and $97,616 for the three months ended September 30, 2024 and 2023, respectively, of which $40,000 was for payments against convertible notes payable during the three months ended September 30, 2024.

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

Contractual Obligations and Commitments

We are subject to the legal proceedings described in “Part II, Item 1. Legal Proceedings” of this report. There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

The Company has no debt covenants that require certain financial information to be met.

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended September 30, 2024 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

Item 1A. Risk Factors

Our business and common stock are subject to a number of risks and uncertainties. The discussion of such risks and uncertainties may be found under “Risk Factors” in the Company’s annual report on Form 10-K filed with the SEC on September 25, 2024. There have been no material changes to these risks during the three months ended September 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

Issuance of common or preferred stock – Three months ended September 30, 2024

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit	Description

21.1*	Articles of Formation for Primecare Supply, LLC
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

101*	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith (not filed).
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TECHNOLOGIES, LTD

By:	/s/ Fredrick Kalei Cutcher
Fredrick Kalei Cutcher
President

Date:	November 12, 2024

