Form 10-Q
period 2024-12-31
GLOBAL TECHNOLOGIES LTD
filed 2025-02-14
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

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

As of February 14, 2025, there were 14,688,440,097 shares of registrant’s Class A common stock outstanding.

GLOBAL TECHNOLOGIES, LTD

FORM 10-Q

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of December 31, 2024 (Unaudited) and June 30, 2024 (Audited)	1
Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2024 and 2023 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three and six months ended December 31, 2024 and 2023 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2024 and 2023 (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosure About Market Risk	27
Item 4. Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
EXHIBIT INDEX	29

SIGNATURES	30

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended December 31, 2024 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

iii

PART I

INDEX TO FINANCIAL STATEMENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of December 31, 2024 (Unaudited) and June 30, 2024 (Audited)	1
Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2024 and 2023 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three and six months ended December 31, 2024 and 2023 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2024 and 2023 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements	5

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	June 30, 2024
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$63,896	$115,747
Accounts receivable	247,009	184,692
Prepaid deposits	225,000	225,000
Total current assets	535,905	525,439
Property and equipment, less accumulated depreciation of $46,752 and $34,756	352,611	126,607
Goodwill	7,685,636	7,685,636
Intangible properties	25,000	25,000
Total other assets	8,063,247	7,837,243
TOTAL ASSETS	$8,599,152	$8,362,682

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$73,753	$90,785
Accrued interest	104,469	85,650
Accrued executive compensation	-	58,333
Notes payable-third parties	320,000	435,000
Loans payable, related party	32,929	68,269
Contingent consideration	5,764,227	5,764,227
Derivative liability	327,947	327,947
Total current liabilities	6,623,325	6,830,211

TOTAL LIABILITIES	6,623,325	6,830,211

STOCKHOLDERS’ EQUITY:
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series K; 3 shares authorized, par value $0.01, as of December 31, 2024 and June 30, 2024, there are 0 and 3 shares outstanding, respectively	-	-
Series N; 2,000,000 shares authorized, par value $0.01, as of December 31, 2024 and June 30, 2024, there are 1,864,500 shares outstanding, respectively	18,645	18,645
Class A Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of December 31, 2024 and June 30, 2024, there are 14,688,440,097 and 14,688,440,097 shares issued and outstanding, respectively	1,468,844	1,468,844
Additional paid- in capital Class A common stock	162,898,727	162,898,727
Additional paid- in capital preferred stock	1,861,142	1,861,142
Exchange shares to be issued	1,921,409	1,921,409
Common stock to be issued	30,000	30,000
Accumulated deficit	(166,222,940)	(166,666,296)
Total stockholders’ equity	1,975,827	1,532,471

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,599,152	$8,362,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three and six months ended December 31, 2024 and 2023

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023

Revenue	$917,077	$-	$1,586,508	$-
Cost of goods sold	544,495	-	736,384	-
Gross profit	372,582	-	850,124	-

Operating Expenses
Officer and director compensation	43,572	25,000	68,572	50,000
Consulting services-stock-based	-	-	-	250,000
Depreciation expense	5,998	1,298	11,996	2,596
Professional services	100,100	26,542	237,016	26,542
Selling, general and administrative	27,130	10,264	70,113	59,255

Total operating expenses	176,800	63,104	387,698	388,393

Income (loss) from operations	195,782	(63,104)	462,426	(388,393)

Other income (expenses)
Gain (loss) on derivative liability	-	(2,918,858)	-	(998,566)
Interest expense	(8,975)	(79,009)	(19,070)	(151,108)
Amortization of debt discounts	-	(394,521)	-	(692,603)

Total other income (expense)	(8,975)	(3,392,388)	(19,070)	(1,842,277)

Income (loss) before provision for income taxes	186,807	(3,455,492)	443,356	(2,230,670)

Provision for income taxes	-	-	-	-

Net income (loss)	$186,807	$(3,455,492)	$443,356	$(2,230,670)

Basic and diluted income (loss) per common share	$.00	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding – basic and diluted	14,688,440,097	14,688,440,097	14,688,440,097	14,688,440,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)

(UNAUDITED)

For the three and six months ended December 31, 2024

	Series K Preferred		Series N-L Preferred				Common Stock to	Additional
	stock		stock		Common Stock		be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at June 30, 2024	3	$-	1,864,500	$18,645	14,688,440,097	$1,468,844	$1,951,409	$164,759,869	$(166,666,296)	$1,532,471
Net income for the three months ended September 30, 2024									256,549	256,549
Balances at September 30, 2024	3	$-	1,864,500	$18,645	14,488,440,097	$1,468,844	$1,951,409	$164,759,869	$(166,409,747)	$1,789,020
Series K Preferred Stock returned by its holder due to the exchange of the Series L for Series N	(3)
Net income for the three months ended December 31, 2024	-	-	-	-	-	-	-		186,807	186,807
Balances at December 31, 2024	-	$-	1,864,500	$18,645	14,488,440,097	$1,468,844	$1,951,409	$164,759,869	$(166,222,940)	$1,975,827
Balances at June 30, 2023	3	$-	294	$3	14,488,440,097	$1,448,844	30,000	$161,471,523	$(167,478,377)	$(4,528,007)
Issuance of common stock for conversion of Series L preferred Stock	-	-	(4)	-	200,000,000	20,000	-	(20,000)	-	-
Issuance of Series L preferred stock for compensation	-	-	50	-	-	-	-	250,000	-	250,000
Net income for the three months ended September 30, 2023	-	-	-	-	-	-	-	-	1,224,822	1,224,822
Balances at September 30, 2023	3	$-	340	$3	14,688,440,097	$1,468,844	$30,000	$161,701,523	$(166,253,555)	$(3,053,185)
Cancelation of Series L preferred stock for compensation		-	(6)	-	-	-	-	(30,000)	-	(30,000)
Issuance of Series L Preferred Stock for cash	-	-	6	-	-	-	-	30,000	-	30,000
Common stock to be issued upon conversion of Series L Preferred Stock								(500,512)		(500,512)
Net loss for the three months ended December 31, 2023	-	-	-	-	-	-	-	-	(3,455,492)	(3,455,492)
Balances at December 31, 2023	3	$-	340	$3	14,688,440,097	$1,468,844	$30,000	$161,201,011	$(169,709,047)	$(7,009,189)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended December 31, 2024 and 2023

	December 31, 2024	December 31, 2023

OPERATING ACTIVITIES:
Net income (loss)	$443,356	$(2,230,670)
Adjustment to reconcile net loss to net cash provided by operating activities:
Net acquisition of FTT	-	25,000
Derivative liability (gain) loss	-	998,566
Depreciation	11,996	2,596
Issuance of Series L Preferred Stock for consulting services	-	250,000
Amortization of debt discounts	-	692,603
Changes in operating assets and liabilities:
Accounts receivable	(62,317)	-
Accounts payable	(17,032)	(8,885)
Accrued interest	18,819	61,108
Accrued payroll taxes and withholdings	-	1,128
Accrued compensation	(58,333)	33,333
Net cash provided (used) by operating activities	336,489	(175,221)

INVESTING ACTIVITIES:
Net cash provided (used) by investing activities-fixed assets	(238,000)	-

FINANCING ACTIVITIES:
Borrowings from loans payable, related parties	-	92,615
Payments on notes payable	(115,000)	-
Payments on loans, related party	(35,340)
Borrowings from convertible notes payable	-	45,000
Proceeds from sale of Series L Preferred Stock	-	30,000
Net cash provided (used) by financing activities	(150,340)	167,615

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,851)	(7,606)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	115,747	18,300

CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,896	$10,694

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Accrual for contingent consideration of acquisition of Foxx Trot Tango, LLC	$-	$3,400,000

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2024 and 2023

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

Current Operations

Global Technologies Limited is dedicated to driving transformative innovation and sustainable growth across high-growth technology sectors. With a strategic focus on health and wellness through 10 Fold Services and electric vehicle (EV) infrastructure via GOe3, the company leverages cutting-edge technologies and robust business models to revolutionize these industries. 10 Fold Services provides strategic consulting, lead generation, and call center management to enhance operational efficiency and market impact for health and wellness companies. GOe3, on the other hand, is pioneering a nationwide network of universal, solar-enhanced EV charging stations and utilizing innovative media strategies to promote EV adoption. Together, these subsidiaries embody Global Technologies’ mission to empower businesses and communities through advanced, scalable solutions that enhance connectivity, efficiency, and environmental stewardship..

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2024 and 2023

(Unaudited)

NOTE B – BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2024 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 as filed with the Securities and Exchange Commission on September 24, 2024. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2024, and updated, as necessary, in this Quarterly Report on Form 10-Q.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended June 30, 2024 filed with the Securities and Exchange Commission on September 24, 2024.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Global Technologies and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

As of December 31, 2024, Global Technologies had three wholly owned operating subsidiaries: 10 Fold Services, LLC (“10 Fold Services”), GOe3, LLC (“GOe3”) and Foxx Trot Tango, LLC (“Foxx Trot”).

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2024 and 2023

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents. The Company has cash on deposit at one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. In the future, the Company may reduce its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $63,896 of cash and cash equivalents at December 31, 2024, of which none was held in foreign bank accounts, and $0 was not covered by FDIC insurance limits as of December 31, 2024.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2024, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Concentrations of Risks

Concentration of Accounts Receivable – On December 31, 2024 and June 30, 2024, the Company had $247,009 and $184,692 in accounts receivable, respectively. All of the accounts receivable at December 31, 2024 was from one supplier.

Concentration of Revenues – For the six months ended December 31, 2024 and 2023, the Company generated revenue of $1,586,508 and $0, respectively. The Company’s revenue for the three and six months ended December 31, 2024 was largely attributable to revenue generated through 10 Fold Services.

Concentration of Suppliers – For the six months ended December 31, 2024 and 2023, the Company had 2 and 0 suppliers, respectively. The two suppliers, pharmaceutical compounding companies, are for the sales generated through 10 Fold Services.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2024, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2024 and 2023

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

For the six months ended December 31, 2024 and 2023

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Long-lived Assets/Internal-use implemented software

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

We adopted in the second quarter 2024, ASC 350-40, which governs the accounting for internal-use software, became effective for most entities beginning in 2016; however, further amendments and clarifications were added in 2018 through Accounting Standards Update (ASU) 2018-15, impacting the accounting for cloud computing arrangements and implementation costs, with the updated guidance effective for public entities starting in 2020. The Company applies costs incurred in developing software that is used solely to meet the internal needs or to provide services to our customers. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial position.

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

For the six months ended December 31, 2024 and 2023

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the six months ended December 31, 2024 and 2023, the Company excluded 3,000,000,000 and 57,350,000,000, respectively, shares relating to convertible notes payable to third parties and shares issuable upon conversion of the Company’s Series L Preferred stock.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2024 and 2023

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

ASC 350-40, which governs the accounting for internal-use software, became effective for most entities beginning in 2016; however, further amendments and clarifications were added in 2018 through Accounting Standards Update (ASU) 2018-15, impacting the accounting for cloud computing arrangements and implementation costs, with the updated guidance effective for public entities starting in 2020. As required by this standard, our evaluation of adoption of ASC 350-40 had no material impact on our financial statements.

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

For the six months ended December 31, 2024 and 2023

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

The following table summarizes the purchase price allocation of fair values of the assets and liabilities assumed at the date of acquisition:

As of July 25, 2023

Cash	$10,000
Warehouse building (i)	3,600,000
3,610,000
Goodwill (ii)	2,890,000
Total purchase price	$6,500,000

(i)	Warehouse Building valued at fair value based on appraisal.
(ii)	Goodwill is recorded when the cost of acquired business exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from July 25, 2023 through December 31, 2024 were as follows:

Balance as of July 25, 2023	$2,890,000
Additions and adjustments	(2,890,000)
Balance as of December 31, 2024	$-

On March 26, 2024, the Company closed on the sale of its commercial building located in Sylvester, Georgia for an aggregate cash purchase price of $3,717,778, subject to certain adjustments within the Purchase Agreement.

As of December 31, 2024, all properties, notes, and outstanding business matters have been settled, and the Company does not anticipate utilizing the Foxx Trott Tango subsidiary for any future business activities.

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

For the six months ended December 31, 2024 and 2023

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

The changes in the carrying amount of goodwill for the period from March 15, 2024 through December 31, 2024 were as follows:

Balance as of March 15, 2024	$7,685,636
Additions and adjustments	-
Balance as of December 31 2024	$7,685,636

NOTE F - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024

Trade accounts receivable	$247,009	$184,692
Less: allowance for credit losses	-	-
Total accounts receivable	$247,009	$184,692

NOTE G – PREPAID DEPOSITS

Prepaid deposits consist of the following at December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024

Prepaid deposits	$225,000	$225,000
Total prepaid deposits	$225,000	$225,000

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024

Property and Equipment (i)	$36,363	$36,363
Software development-Note C- Internal-use implemented software	238,000	-
Software (Customer Relationship Management Sales Platform) (iii)	125,000	125,000
	399,363	161,363
Less: accumulated depreciation (ii)	(46,752)	(34,756)
Total	$352,611	$126,607

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the six months ended December 31, 2024 and 2023 was $11,996 and $2,596 respectively.
(iii)	On January 25, 2024, the Company and its wholly owned subsidiary, 10 Fold Services, LLC (“10 Fold Services”), (collectively, the “Buyers”) and Jetco Holdings, LLC (the “Seller”) (together, the “Parties”) entered into an Asset Purchase Agreement (the “Agreement”) for the purchase of a Customer Relationship Management Sales Platform (the “Purchased Asset”).
(iv)	In October and November 2024, the Company’s wholly owned subsidiary, 10 Fold, LLC, invested significantly in upgrading its customer relationship management (CRM) system. This upgrade enhances sales efficiency through advanced technology and automation, while also improving the customer experience. The new system equips the Company with detailed sales performance tracking and forecasting tools, providing valuable insights for management.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31 2024 and 2023

(Unaudited)

NOTE I – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	December 31, 2024	June 30, 2024

Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2023, with unamortized debt discount of $0 and $0 at, December 31, 2024 and June 30, 2024, respectively (i)	100,000	100,000
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2023, with unamortized debt discount of $0 and $0 at December 31, 2024 and June 30, 2024, respectively (ii)	200,000	200,000
Convertible Promissory Note dated May 31, 2023 payable to MainSpring, LLC (“MainSpring”), originally issued to Hillcrest Ridgewood Partners, LLC and assigned on September 15, 2023, interest at 8%, due May 31, 2024 with unamortized debt discount of $0 and $0 at, December 31, 2024 and June 30, 2024, respectively (iii)	20,000	90,000
Convertible Promissory Note dated July 18, 2023 payable to Hillcrest Ridgewood Partners LLC (“Hillcrest”), interest at 8%, due July 18, 2024 with unamortized debt discount of $0 and $0 at, December 31, 2024 and June 30, 2024, respectively (iv)	-	20,000
Convertible Promissory Note dated October 31, 2023 payable to MainSpring, LLC (“MainSpring”), interest at 8%, due October 31, 2024 with unamortized debt discount of $0 and $0 at, December 31, 2024 and June 30, 2024, respectively (v)	-	25,000
Totals	$320,000	$435,000

(i)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of December 31, 2024, $100,000 principal plus $30,000 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2024 and 2023

(Unaudited)

NOTE I – NOTES PAYABLE, THIRD PARTIES (cont’d)

(ii)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of December 31, 2024, $200,000 principal plus $60,000 interest were due.

(iii)	On May 31, 2023, the Company issued to Hillcrest Ridgewood Partners, LLC (the “Old Holder”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $90,000. On September 15, 2023, the Convertible Note was assigned to MainSpring, LLC (the “New Holder”). The Convertible Note has a term of one (1) year, Maturity Date of May 31, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this New Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The New Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the New Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this New Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this New Convertible Note. Upon the occurrence of any Event of Default, this New Convertible Note shall become immediately due and payable, and the Company shall pay to the New Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the New Holder. The New Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on May 31, 2023. During the three months ending December 31, 2024, the Company made a payment against principal in the amount of $30,000. As of December 31, 2024, $20,000 principal plus $10,000 interest were due.

(iv)	On July 18, 2023, the Company executed a Convertible Note (the “Convertible Note”) payable to Hillcrest Ridgewood Partners, LLC (the “Holder”)(together, the “Parties”) in the principal amount of $20,000 and the Parties entered into a Securities Purchase Agreement (the “SPA”). The Convertible Note has a term of one (1) year, Maturity Date of July 18, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this Convertible Note. Upon the occurrence of any Event of Default, this Convertible Note shall become immediately due and payable, and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the Holder. The Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on July 18, 2023. During the three months ending December 31, 2024, the Company made a payment against principal in the amount of $20,000. As of December 31, 2024, $0 principal plus $679 interest were due.

(v)	On October 31, 2023, the Company executed a Convertible Note (the “Convertible Note”) payable to MainSpring, LLC (the “Holder”)(together, the “Parties”) in the principal amount of $25,000 and the Parties entered into a Securities Purchase Agreement (the “SPA”). The Convertible Note has a term of one (1) year, Maturity Date of October 31, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this Convertible Note. Upon the occurrence of any Event of Default, this Convertible Note shall become immediately due and payable, and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the Holder. The Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on October 31, 2023. During the three months ending December 31, 2024, the Company made a payment against principal in the amount of $25,000. As of December 31, 2024, $0 principal plus $1,700 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2024 and 2023

(Unaudited)

NOTE J – LOANS PAYABLE – RELATED PARTIES

The loans payable, related parties, at December 31, 2024 and June 30, 2024 consisted of:

	December 31, 2024	June 30, 2024

Loans payable officers/directors	$32,929	$46,019
Consultant, due on demand, 0% interest	-	22,250
Total loans payable, related parties	$32,929	$68,269

On November 21, 2024, the Company fully repaid a loan in the amount of $22,250 to the lender, a consultant and related party to the Company. This payment satisfied the outstanding balance in full, effectively retiring the loan obligation. The repayment reflects Global Technologies’ commitment to strengthening its financial position by reducing liabilities and fulfilling its financial commitments. By eliminating this related-party debt, the Company enhances its balance sheet flexibility and reinforces its strategy of responsible financial management.

NOTE K - DERIVATIVE LIABILITY

The derivative liability at December 31, 2024 and June 30, 2024 consisted of:

	December 31, 2024	June 30, 2024

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE I – NOTES PAYABLE, THIRD PARTIES for further information	327,947	327,947
Total derivative liability	$327,947	$327,947

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

The fair value of the derivative liability was measured at the respective issuance dates and at December 31, 2024, and June 30, 2024 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2024 were (1) stock price of $0.0003 per share, (2) conversion price of $0.0001 per share, (3) term of 6 months, (4) expected volatility of 327.11%, and (5) risk free interest rate of 4.38%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2024 were (1) stock price of $0.0002 per share, (2) conversion price of $0.0001 per share, (3) term of 6 months, (4) expected volatility of 327.11%, and (5) risk free interest rate of 5.38%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3

Balance at June 30, 2024	$327,947
Additions	-
(Gain) Loss	-
Change resulting from conversions and payoffs	-
Balance at December 31, 2024	$327,947

NOTE L - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

Series A-E Preferred Stock

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. At December 31, 2024 and June 30, 2024, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At December 31, 2024 and June 30, 2024, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2024 and 2023

(Unaudited)

NOTE L - CAPITAL STOCK (cont’d)

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At December 31, 2024 and June 30, 2024, the Company had 0 and 0 shares issued and outstanding, respectively.

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At December 31, 2024 and June 30, 2024, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At December 31, 2024 and June 30, 2024, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences, and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. During the second fiscal quarter the Series K Super Voting Preferred Stock was turned into the company to be retired. At December 31, 2024 the Company had 0 shares issued and outstanding.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2024 and 2023

(Unaudited)

NOTE L - CAPITAL STOCK (cont’d)

Series N Preferred Stock

On June 25, 2024, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series N Preferred Stock, par value $0.01. The designation of the new Series N Preferred Stock was approved by the Board of Directors on May 31, 2024. The Company is authorized to issue two million (2,000,000) shares of the Series N Preferred Stock. At December 31, 2024 and June 30, 2024, the Company had 1,864,500 and 1,864,500 shares issued and outstanding, respectively.

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

For the six months ended December 31, 2024 and 2023

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

For the six months ended December 31, 2024 and 2023

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

NOTE M – Going Concern Uncertainty

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

In evaluating our ability to continue as a going concern, we have identified certain conditions that raise substantial doubt about our capacity to meet financial obligations as they become due. As of December 31, 2024, we had an accumulated deficit of $166,222,940 and a history of net losses. For the six months ended December 31, 2024, we generated $336,489 in cash from operating activities, while investing activities resulted in a cash outflow of $238,000. Financing activities, primarily consisting of debt reduction and balance repayments, accounted for an additional cash outflow of $150,340, leading to a net decrease in cash and cash equivalents of $51,851. We began the period with $115,747 in cash and cash equivalents and ended with a balance of $63,896. We anticipate continued negative cash flows until our operating segments generate sufficient revenue to cover expenses and debt obligations. While management is actively pursuing strategies to improve liquidity—including revenue expansion, cost optimization, and potential financing opportunities—there can be no assurance that these efforts will be successful.

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

NOTE N – Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and has identified the following material event requiring disclosure:

On November 22, 2024, the Company entered into an Executive Employment Agreement (the “Agreement”) with Wyatt Flippen, appointing him as the Company’s Chief Executive Officer. Under the terms of the Agreement, Mr. Flippen will receive an annual salary of $102,000, along with any performance-based bonuses as approved by the Board of Directors.

Additionally, as part of his executive compensation package, Mr. Flippen is entitled to receive $125,000 worth of Series N Preferred shares of the Company’s stock. While these shares have not yet been issued, the Company has accounted for this planned issuance in its fiscal third-quarter financial reporting.

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

Current Operations

Global Technologies Limited (“Global”) is a multi-operational company that spearheads innovation in high-growth industries, focusing on transformative technology and services through its wholly owned operating subsidiaries.

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

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended December 31, 2024.

Please see our Annual Report on Form 10-K for the year ended June 30, 2024 filed on September 24, 2024, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

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

Results of Operations

Three months ended December 31, 2024 compared to three months ended December 31, 2023

The following table sets forth information comparing the components of net (loss) income for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Period over Period Change
	2024	2023	$	%
Revenues, net	$917,077	$-	$917,077	100.00%
Cost of revenues	544,495	-	544,495	0.00%
Gross profit	372,582	-	372,582	100.00%

Operating expenses:
Selling, general and administrative	27,130	10,264	16,866	164.32%
Other operating expenses	149.670	52,840	96,830	183.25%
Total operating expenses	176,800	63,104	113,696	180.17%
Operating income/ loss	195,782	(63,104)	258,886	410.25%

Other (expense) income:
Gain (loss) on derivative liability	-	(2,918,858)	(2,918,858)	-100.00%
Amortization of debt discounts	-	(394,521)	(394,521)	-100.00%
Interest expense	(8,975)	(79,009)	70,034	88.64%
Total other income (expense)	(8,975)	(3,392,388	3,383,413	376.98%
Income (loss) before income taxes	(8,975)	(3,455,492)	3,446,517	-99.92%
Income tax expense	-	-	-	-
Net income (loss)	186,807	(3,455,492)	3,642,299	105.41%

Revenue

For the three months ended December 31, 2024 and 2023, we generated revenue of $917,077 and $0, respectively.

Cost of Revenues

For the three months ended December 31, 2024 and 2023, cost of revenues was $544,495 and $0, respectively.

Gross Profit

For the three months ended December 31, 2024 and 2023, gross profit was $372,582 and $0, respectively.

Operating Expenses

Selling, general and administrative expenses were $27,130 and $10,264 for the three months ended December 31, 2024 and 2023. The Company’s operating expenses are largely attributable to executive compensation and professional services for the three months ended December 31, 2024.

Other Income (Expenses)

Other expenses included interest expense for the three months ended December 31, 2024 of $8,975 compared to $79,009 for the prior year three months. Other expenses were losses on derivative liability and amortization of debt discount for the period ended December 31, 2023.

Income tax expense

There was no income tax expense for the three months ended December 31, 2024 and December 31, 2023.

Net Income (loss)

Net income (loss) for the three months ended December 31, 2024 and December 31, 2023 were $186,807 and $(3,455,492), respectively.

Six months ended December 31, 2024 compared to six months ended December 31, 2023

The following table sets forth information comparing the components of net (loss) income for the six months ended December 31, 2024 and 2023:

	Six Months Ended December 31,		Period over Period Change
	2024	2023	$	%
Revenues, net	$1,586,508	$-	$1,586,508	—100.00%
Cost of revenues	736,384	-	736,384	0.00%
Gross profit	850,124	-	850,124	-100.00%

Operating expenses:
Selling, general and administrative	70,113	59,255	10,858	18.32%
Other operating expenses	317,585	329,138	(11,553)	3.51%
Total operating expenses	387,698	388,393	-695	-.18%
Operating income (loss)	462,426	(388,393)	850,819	219.06%

Other (expense) income:
Gain (loss) on derivative liability	-	(988,566)	(988,566)	-100.00%
Amortization of debt discounts	-	(692,603)	(692,603)	-100.00%
Interest expense	(19,070)	(151,108)	132,038	-87.38%
Total other income (expense)	(19,070)	(1,842,277)	1,823,207	98.96%
Income (loss) before income taxes	443,356	(2,230,670)	2,674,026	119.87%
Income tax expense	-	-		-
Net income (loss)	443,356	(2,230,670)	2,674,026	119.87%

Revenue

For the six months ended December 31, 2024 and 2023, we generated revenue of $1,586,508 and $0, respectively..

Cost of Revenues

For the six months ended December 31, 2024 and 2024, cost of revenues was $736,384 and $0, respectively.

Gross Profit

For the six months ended December 31, 2024 and 2023, gross profit was $850,124 and $0, respectively.

Operating Expenses

Selling, general and administrative expenses were $70,113 and $59,255 for the six months ended December 31, 2024 and 2023, respectively, representing an increase of $10,858. The Company’s operating expenses for the six months ended December 31, 2024, are primarily attributable to executive compensation, consulting services, software fees, travel expenses, and marketing initiatives. These expenses reflect strategic investments in leadership, business development, and operational infrastructure aimed at sustaining long-term growth. Executive compensation supports the leadership team’s efforts in driving strategic initiatives, while consulting services have been leveraged to enhance sales operations, financial planning, and technological advancements. Software fees account for investments in automation, analytics, and customer management systems, ensuring efficiency and scalability. Travel expenses have been incurred to support business expansion efforts, investor relations, and partnership development, and marketing expenditures have been directed toward brand awareness, customer acquisition, and market positioning. These investments are designed to support continued revenue growth, enhance operational efficiencies, and strengthen the company’s market presence.

Other Income (Expenses)

Other income (expenses) were ($1,842,277) and $487,800 for the six months ended December 31, 2023 and 2022, respectively, representing a decrease of $2,330,077, or -477.67%. The other income (expenses) for the six months ended December 31, 2024 included interest expense of ($151,108), amortization of debt discounts of ($692,603) and a loss on derivative liability of ($998,566).rewrite entire paragraph

Income tax expense

There was no income tax expense for the six months ended December 31, 2024 and December 31, 2023.

Net Income (loss)

For the six months ended December 31, 2024, net income (loss) were $443,356, as compared to net loss of ($2,230,670) for six the months ended December 31, 2023. The increase in net income for the six months ended December 31, 2024 was largely attributable to the Company’s sales growth of its 10 Fold subsidiary..

Liquidity and Capital Resources

The following table summarizes the cash flows for the six months ended December 31, 2024 and 2023:

	2024	2023
Cash Flows:

Net cash provided (used in) operating activities	336,489	(175,221)
Net cash (used) by investing activities	(238,000)	-
Net cash provided (used) by financing activities	(150,340)	167,615

Net increase (decrease) in cash	(51,851)	(7,606)
Cash at beginning of period	115,747	18,300

Cash at end of period	$63,896	$10,694

As of December 31, 2024 and 2023, the Company had cash of $63,896 and $115,747, respectively.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the six months ended December 31, 2024 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

Issuance of common or preferred stock – Six months ended December 31, 2024

None

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

GLOBAL TECHNOLOGIES, LTD

By:	/s/ H. Wyatt Flippen
H. Wyatt Flippen
CEO and Board Member

Date:	February 14, 2025

