Form 10-Q
period 2025-03-31
GLOBAL TECHNOLOGIES LTD
filed 2025-05-14
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-25668

GLOBAL TECHNOLOGIES, LTD

(Exact name of registrant as specified in its charter)

Delaware	86-0970492
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

806 Green Valley Road, Suite 200 Greensboro, NC	27408
(Address of principal executive offices)	(Zip Code)

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

As of May 14, 2025, there were 14,688,440,097 shares of registrant’s Class A common stock outstanding.

GLOBAL TECHNOLOGIES, LTD

FORM 10-Q

FOR THE NINE MONTHS ENDED MARCH 31, 2025

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and June 30, 2024 (Audited)	1
Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2025 and 2024 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three and nine months ended March 31, 2025 and 2024 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2025 and 2024 (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosure About Market Risk	29
Item 4. Controls and Procedures	29

PART II – OTHER INFORMATION	30

Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	31
EXHIBIT INDEX	31

SIGNATURES	32

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2025 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

iii

PART I

INDEX TO FINANCIAL STATEMENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and June 30, 2024 (Audited)	1
Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2025 and 2024 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three and nine months ended March 31, 2025 and 2024 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2025 and 2024 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements	5

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	June 30, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,913	$115,747
Accounts receivable	450,738	184,692
Prepaid deposits	225,000	225,000
Total current assets	705,651	525,439
Property and equipment, less accumulated depreciation of $61,014 and $34,756	338,349	126,607
Goodwill	3,842,818	7,685,636
Intangible properties	25,000	25,000
Total other assets	4,206,167	7,837,243
TOTAL ASSETS	$4,911,818	$8,362,682

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$416,626	$90,785
Accrued interest	110,377	85,650
Accrued executive compensation	-	58,333
Notes payable-third parties	320,000	435,000
Debt discount		-
Loans payable, related party	32,929	68,269
Contingent consideration	2,882,114	5,764,227
Derivative liability	327,947	327,947
Total current liabilities	4,089,993	6,830,211

TOTAL LIABILITIES	$4,089,993	$6,830,211

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series K; 3 shares authorized, par value $0.01, as of March 31, 2025 and June 30, 2024, there are 3 and 3 shares outstanding, respectively	-	-
Series N; 2,000,000 shares authorized, par value $0.01, as of March 31, 2025 and June 30, 2024, there are 1,864,500 shares outstanding, respectively	18,645	18,645
Class A Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of March 31, 2025 and June 30, 2024, there are 14,688,440,097 shares issued and outstanding, respectively	1,468,844	1,468,844
Additional paid- in capital Class A common stock	162,898,727	162,898,727
Additional paid- in capital preferred stock	1,861,142	1,861,142
Exchange shares to be issued	960,704	1,921,409
Common stock to be issued	30,000	30,000
Accumulated deficit	(166,416,237)	(166,666,296)
Total stockholders’ equity	821,825	1,532,471

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,911,818	$8,362,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three and nine months ended March 31, 2025 and 2024

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024

Revenue	$1,001,944	$451,509	$2,588,452	$451,509
Cost of revenue	947,953	364,199	1,684,337	364,199
Gross profit	53,991	87,310	904,115	87,310

Operating Expenses
Officer and director compensation	66,611	25,000	135,183	75,000
Consulting/marketing services	130,999	2,818	359,015	252,818
Depreciation expense	14,262	9,273	26,258	11,869
Professional services	2,050	13,185	11,050	39,727
Selling, general and administrative	27,458	62,981	97,572	122,236

Total operating expenses	241,380	113,257	629,078	501,650

Income (loss) from operations	(187,389)	(25,947)	275,037	(414,340)

Other income (expenses)
Forgiveness of debt	-	102,616	-	102,616
Gain on sale of assets	-	180,378	-	180,378
Gain (loss) on derivative liability	-	2,543,902	-	1,545,336
Interest expense	(5,908)	(44,049)	(24,978)	(195,157)
Amortization of debt discounts	-	-	-	(692,603)

Total other income (expense)	(5,908)	2,782,847	(24,978)	940,570

Income (loss) before provision for income taxes	(193,297)	2,756,900	250,059	526,230

Provision for income taxes	-	-	-	-

Net income (loss)	$(193,297)	$2,756,900	$250,059	$526,230

Basic and diluted income (loss) per common share	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding – basic and diluted	14,688,440,097	14,488,440,097	14,688,440,097	14,675,537,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)

(UNAUDITED)

For the three and nine months ended March 31, 2025

	Series K Preferred		Series N Preferred				Stock to	Additional
	stock		stock		Common Stock		be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at June 30, 2024	3	-	1,864,500	$18,645	14,688,440,097	$1,468,844	$1,951,409	$164,759,869	$(166,666,296)	$1,532,471
Net income for the three months ended September 30, 2024	-	-	-	-	-	-	-	-	256,549	256,549
Balances at September 30, 2024	3	-	1,864,500	$18,645	14,688,440,097	$1,468,844	1,951,409	$164,759,869	$(166,409,747)	$1,789,020
Net income for the three months ended December 31, 2024	-	-	-	-	-	-	-	-	186,807	186,807
Balances at December 31, 2024	3	$-	1,864,500	$18,645	14,688,440,097	$1,468,844	1,951,409	$164,759,869	$(166,222,940)	$1,975,827
Evaluation of Goodwill							(960,705)			(960,705)
Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	-	(193,297)	(193,297)
Balances at March 31, 2025	3	$-	1,864,500	$18,645	14,688,440,097	$1,468,844	$990,704	$164,759,869	$(166,416,237)	$821,825
Balances at June 30, 2023	3	$-	294	$3	14,488,440,097	$1,448,844	30,000	$161,471,523	$(167,478,377)	$(4,528,007)
Issuance of common stock for conversion of Series L preferred Stock	-	-	(4)	-	200,000,000	20,000	-	(20,000)	-	-
Issuance of Series L preferred stock for compensation	-	-	50	-	-	-	-	250,000	-	250,000
Net income for the three months ended September 30, 2023	-	-	-	-	-	-	-	-	1,224,822	1,224,822
Balances at September 30, 2023	3	$-	340	$3	14,688,440,097	$1,468,844	$30,000	$161,701,523	$(166,253,555)	$(3,053,185)
Cancelation of Series L preferred stock for compensation	-	-	(6)	-	-	-	-	(30,000)	-	(30,000)
Issuance of Series L Preferred Stock for cash	-	-	6	-	-	-	-	30,000	-	30,000
Common stock to be issued upon conversion of Series L Preferred Stock	-	-	-	-	-	-	-	(500,512)	-	(500,512)
Net loss for the three months ended December 31, 2023	-	-	-	-	-	-	-	-	(3,455,492)	(3,455,492)
Balances at December 31, 2023	3	$-	340	$3	14,688,440,097	$1,468,844	$30,000	$161,201,011	$(169,709,047)	$(7,009,189)

Common stock to be issued upon conversion of Series L Preferred Stock	-	-	-	-	-	-	-	1,575,002	-	1,575,002
Issuance of Series L Preferred Stock as per Asset purchase Agreement	-	-	25	1	-	-	-	124,999	-	125,000
Exchange shares to be issued	-	-	-	-	-	-	1,921,409	-	-	1,921,409
Net income for the three months ended March 31, 2024	-	-	-	-	-	-	-	-	2,756,900	2,756,900
Balances at March 31, 2024	3	$-	365	$4	14,688,440,097	$1,468,844	$1,951,409	$162,901,012	$(166,952,147)	$(630,878)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the nine months ended March 31, 2025 and 2024

	March 31, 2025	March 31, 2024

OPERATING ACTIVITIES:
Net income (loss)	$250,059	$526,230
Adjustment to reconcile net loss to net cash provided by operating activities:
Net acquisition of FTT	-	25,000
Derivative liability (gain) loss	-	(1,545,336)
Gain on sale of assets	-	(180,378)
Depreciation	26,258	11,869
Issuance of Series L Preferred Stock for consulting services	-	250,000
Amortization of debt discounts	-	692,603
Changes in operating assets and liabilities:
Accounts receivable	(266,046)	(126,688)
Accounts payable	325,841	54,282
Accrued interest	24,727	94,161
Accrued director’s compensation	(58,333)	58,333
Net cash provided (used) by operating activities	302,506	(139,924)

INVESTING ACTIVITIES:
Net cash provided (used) by investing activities (Software Dev)	(238,000)	-

FINANCING ACTIVITIES:
Borrowings from loans payable, related parties, net	-	186,199
Payments on notes payable	(115,000)	-
Payments on loans, related party	(35,340)	-
Borrowings from convertible notes payable	-	45,000
Borrowings from loans payable-officer	-	5,000
Proceeds from sale of Series L Preferred Stock	-	30,000
Net cash provided (used) by financing activities	(150,340)	266,199

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(85,834)	126,275

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	115,747	18,300

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,913	$144,575

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Accrual for contingent consideration of acquisition of GOe3, LLC	$-	$5,764,227
Issuance of preferred stock for asset purchase	$-	$125,000

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2025 and 2024

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

Our principal executive offices are located at 806 Green Valley Road, Suite 200, Greensboro, North Carolina 27408 and our telephone number is (973) 233-5151. The information contained on, or that can be accessed through, our website is not a part of this Quarterly Report on Form 10-Q. We have included our website address in this Quarterly Report solely as an inactive textual reference.

Current Operations

Global Technologies, Ltd. is committed to delivering transformative innovation by aligning our investments with evolving consumer demand and high-potential growth sectors. While our legacy strategy included a dual focus on health and wellness through 10 Fold Services and electric vehicle (EV) infrastructure via GOe3, we have recently realigned our capital allocation and strategic priorities to reflect current market conditions and emerging opportunities.

The EV charging industry is undergoing significant consolidation and competitive saturation, prompting Global to reassess the long-term viability of our involvement through GOe3. As a result, we are limiting further investment of time, energy, and capital into GOe3 and the EV infrastructure sector. This decision reflects not a retreat, but a disciplined pivot toward sectors where we see stronger consumer demand and clearer paths to profitability.

Our health and wellness initiatives—anchored by 10 Fold Services and its affiliated operations—are now the core of Global’s strategic growth plan. These operations deliver strategic consulting, lead generation, and operational support to a rapidly growing network of wellness clinics, medical spas, and health service providers. By focusing on this vibrant and resilient sector, we believe we are positioning Global Technologies to deliver greater long-term value to our shareholders.

Our wholly owned operating subsidiaries:

About 10 Fold Services, LLC

10 Fold Services, LLC (“10 Fold Services”) was formed as a Wyoming limited liability company on November 22, 2023. It is a strategic consulting and procurement agency specializing in go-to-market planning and execution for companies in the health and wellness industry. Leveraging an “automation-first” approach, 10 Fold Services effectively integrates internal and external resources to deliver cost-efficient and impactful market entry strategies.

As a versatile entity that functions as a service provider, SaaS platform, and outsourced sales force, 10 Fold Services is committed to delivering tailored solutions that enable businesses to achieve significant market presence and sustainable growth.

One of 10 Fold Services’ initial clients operates in the medical sector, focusing on weight loss and fitness. Through a strategic blend of cutting-edge technologies and traditional sales techniques, 10 Fold Services has successfully assisted this client in penetrating the market and building a strong foundation for growth. The Company plans to maintain and deepen this relationship, using key insights to support other clients with similar objectives.

10 Fold is also amassing a valuable repository of customer data, collected through its marketing and engagement efforts. This growing database serves both internal development and external client initiatives—enabling data-driven strategies that sharpen competitive advantage and enhance client outcomes.

On November 23, 2023, 10 Fold Services entered into a Sales Agent Agreement with a supplier of pharmaceutical products, acting as a non-exclusive Sales Agent. Under this agreement, 10 Fold informs and educates potential customers and facilitates product sales, earning commissions based on volume. Additionally, on December 3, 2023, the Company entered into a profit-sharing Operating Agreement with a third-party contractor to execute pharmaceutical sales through industry connections, splitting profits equally after approved expenses.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2025 and 2024

(Unaudited)

Regulatory Update & Strategic Pivot

In early 2025, 10 Fold Services encountered a temporary disruption following the FDA’s recent ruling in favor of pharmaceutical manufacturers Eli Lilly and Novo Nordisk. This ruling paused the Company’s wholesale sales channel for GLP-1 medications, pending further regulatory clarification.

In response, 10 Fold is actively pivoting to adapt to the evolving market. Drawing on its human capital, software investments, and strategic partnerships, the Company is shifting its model toward direct-to-consumer (DTC) pharmaceutical sales. This pivot reflects months of preparation and collaboration with technology providers to establish a scalable, compliant, and consumer-focused revenue channel.

A formal rollout of the new DTC strategy will be announced in the coming days.

Despite the regulatory pause, 10 Fold remains agile, forward-looking, and committed to unlocking long-term value for its clients, partners, and shareholders.

For more information, please visit: www.10fold.services

About GOe3, LLC

GOe3, LLC

GOe3, LLC (“GOe3”) was formed as an Arizona limited liability company on February 12, 2000, and was acquired by Global Technologies, LTD (“GTLL”) through a Share Exchange Agreement on March 15, 2024. GOe3 was established to develop and operate a nationwide network of universal electric vehicle (“EV”) charging stations located within 45–75 miles of selected interstate highways across the United States. GOe3’s patent-pending charging station design combines Level 2 and Level 3 functionality and is supported by a platform integrating solar deployment, mobile applications, and business/consumer service portals.

Key features of the GOe3 platform include:

●	A unique, universal 50+ kW combination Level 2/3 E³EV charging station;
●	Integrated solar deployment for energy efficiency;
●	A proprietary phone application and web-based business/consumer portal that supports:

o	Real-time couponing and location-based advertising;
o	Compatibility with all major EV manufacturers (CHAdeMO, SAE, J1772, Tesla);
o	Enhanced monetization tools such as hotel booking, business services, and sponsorships.

On June 8, 2023, GOe3 entered into an Earnest Money Agreement with a third party for the anticipated delivery of 1,000 home bi-directional chargers with grid-sensing capabilities and up to 1,000 workplace chargers, totalling approximately $10,000,000 in projected revenue.

Despite these promising developments, GOe3 has faced significant operational and market headwinds. The company has been unable to complete key software development projects required to support the back-end of its EV charging network, limiting its ability to meet the compliance and performance standards necessary to secure government-sector contracts. Additionally, recent changes in U.S. federal policy regarding EV infrastructure funding, grants, and tax incentives have created further uncertainty and impeded market entry.

As a result of these challenges, and in light of delays by GOe3’s management in executing critical milestones—including the completion of its platform software and government contracting readiness—Global Technologies, LTD has made the strategic decision to reduce its business investment in GOe3. Accordingly, the Company will also reassess and reduce the goodwill value previously assigned to the GOe3 acquisition as of March 15, 2024.

Global Technologies, LTD remains committed to a disciplined capital allocation strategy and will continue to evaluate the performance of its subsidiaries to ensure alignment with long-term shareholder value creation.

For more information, please refer to NOTE E – ACQUISITION OF GOe3, LLC.

About Foxx Trot Tango, LLC

Foxx Trot Tango, LLC (“Foxx Trot”) was formed as a Wyoming limited liability company on February 3, 2022, and was acquired through a membership interest purchase agreement on July 25, 2023. Foxx Trot previously held title to a commercial building located in Sylvester, Georgia, which was sold on March 26, 2024. Following the completion of that transaction, the Company elected to dissolve Foxx Trot and does not intend to utilize the entity for any future real estate acquisitions or operations. Please see NOTE D – ACQUISITION OF FOXX TROT TANGO, LLC for further information.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2025 and 2024

(Unaudited)

NOTE B – BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2025 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

As of March 31, 2025, Global Technologies had two wholly owned operating subsidiaries: 10 Fold Services, LLC (“10 Fold Services”) and GOe3, LLC (“GOe3”).

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2025 and 2024

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents. The Company has cash on deposit at one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. In the future, the Company may reduce its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $29,913 of cash and cash equivalents at March 31, 2025, of which none was held in foreign bank accounts, and $0 was not covered by FDIC insurance limits as of March 31, 2025.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At March 31, 2025, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Concentrations of Risks

Concentration of Accounts Receivable – On March 31, 2025 and June 30, 2024, the Company had $450,738 and $184,692 in accounts receivable, respectively. All of the accounts receivable at March 31, 2025 was from one supplier.

Concentration of Revenues – For the nine months ended March 31, 2025 and 2024, the Company generated revenues of $2,588,452 and $451,509, respectively. The increase in revenue for both the three- and nine-month periods ended March 31, 2025 was primarily attributable to sales generated through 10 Fold Services.

Concentration of Suppliers – For the nine months ended March 31, 2025 and 2024, the Company had 2 and 0 suppliers, respectively. The two suppliers, pharmaceutical compounding companies, are for the sales generated through 10 Fold Services.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2025, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2025 and 2024

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

For the nine months ended March 31, 2025 and 2024

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

For the nine months ended March 31, 2025 and 2024

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

Basic loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated using the weighted average number of common shares outstanding, plus the effect of potentially dilutive securities such as stock options, warrants, and convertible securities. However, dilutive securities that would have an anti-dilutive effect on the net loss per share are excluded from the calculation. For the nine months ended March 31, 2025 and 2024, the Company excluded 3,000,000,000 and 57,350,000,000 shares, respectively, related to convertible notes payable to third parties and shares issuable upon conversion of the Company’s Series L and Series N Preferred Stock.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2025 and 2024

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

For the nine months ended March 31, 2025 and 2024

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

For the nine months ended March 31, 2025 and 2024

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

The following table summarizes the purchase price allocation of fair values of the assets and liabilities assumed at the date of acquisition:

As of July 25, 2023

Cash	$10,000
Warehouse building (i)	3,600,000
3,610,000
Goodwill (ii)	2,890,000
Total purchase price	$6,500,000

(i)	Warehouse Building valued at fair value based on appraisal.
(ii)	Goodwill is recorded when the cost of acquired business exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from July 25, 2023 through March 31, 2025 were as follows:

Balance as of July 25, 2023	$2,890,000
Additions and adjustments	(2,890,000)
Balance as of March 31, 2025	$-

On March 26, 2024, the Company closed on the sale of its commercial building located in Sylvester, Georgia for an aggregate cash purchase price of $3,717,778, subject to certain adjustments within the Purchase Agreement.

As of March 31, 2025, all properties, notes, and outstanding business matters have been settled, and the Company does not anticipate utilizing the Foxx Trott Tango subsidiary for any future business activities.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2025 and 2024

(Unaudited)

NOTE E – ACQUISITION OF GOe3, LLC (cont’d)

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

For the nine months ended March 31, 2025 and 2024

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

The changes in the carrying amount of goodwill for the period from March 15, 2024 through March 31, 2025 were as follows:

Balance as of March 15, 2024	$7,685,636
Additions and adjustments (i)	(3,842,818)
Balance as of March 31 2025	$3,842,818

(i)	During the third quarter of fiscal 2025 (first calendar quarter of 2025), the Company performed an interim goodwill impairment analysis on the GOe3, LLC acquisition and its $7,685,636 goodwill balance based on assessed potential indicators of impairment, including recent disruptions to the domestic Electric Vehicle ("EV"), the increasing uncertainty of near-term demand requirements, supply constraints and financing constraints. In the previous 2024 annual goodwill impairment evaluation, this reporting unit had a fair value of approximately 100% of the carrying value. The impairment assessment and valuation method requires the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. As a result of the goodwill impairment evaluation, the Company determined that the fair value of the GOe3, LLC acquisition was below carrying value, including goodwill, by $3,842,818. This was primarily due to changes in the timing and amount of expected cash flows resulting from lower projected revenues, profitability and cash flows due to near-term reductions in the EV market. Consequently, during the third quarter of 2025, the Company recorded a $3,842,818 impairment charge for the partial impairment of the GOe3, LLC acquisition goodwill.

NOTE F - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024

Trade accounts receivable	$450,738	$184,692
Less: allowance for credit losses	-	-
Total accounts receivable	$450,738	$184,692

NOTE G – PREPAID DEPOSITS

Prepaid deposits consist of the following at March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024

Prepaid deposits	$225,000	$225,000
Total prepaid deposits	$225,000	$225,000

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024

Property and Equipment (i)	$36,363	$36,363
Software development-Note C- Internal-use implemented software	238,000	-
Software (Customer Relationship Management Sales Platform) (iii)	125,000	125,000
	399,363	161,363
Less: accumulated depreciation (ii)	(61,014)	(34,756)
Total	$338,349	$126,607

(i)	Property and equipment are stated at cost and depreciated principally on methods and at rates designed to amortize their costs over their useful lives.
(ii)	Depreciation expense for the nine months ended March 31, 2025 and 2024 was $26,258 and $11,869 respectively.
(iii)	On January 25, 2024, the Company and its wholly owned subsidiary, 10 Fold Services, LLC (“10 Fold Services”), (collectively, the “Buyers”) and Jetco Holdings, LLC (the “Seller”) (together, the “Parties”) entered into an Asset Purchase Agreement (the “Agreement”) for the purchase of a Customer Relationship Management Sales Platform (the “Purchased Asset”).
(iv)	In October and November 2024, the Company’s wholly owned subsidiary, 10 Fold, LLC, invested significantly in upgrading its customer relationship management (CRM) system. This upgrade enhances sales efficiency through advanced technology and automation, while also improving the customer experience. The new system equips the Company with detailed sales performance tracking and forecasting tools, providing valuable insights for management.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2025 and 2024

(Unaudited)

NOTE I – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of the following at March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024

Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2023, with unamortized debt discount of $0 and $0 at, March 31, 2025 and June 30, 2024, respectively (i)	100,000	100,000
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2023, with unamortized debt discount of $0 and $0 at March 31, 2025 and June 30, 2024, respectively (ii)	200,000	200,000
Convertible Promissory Note dated May 31, 2023 payable to MainSpring, LLC (“MainSpring”), originally issued to Hillcrest Ridgewood Partners, LLC and assigned on September 15, 2023, interest at 8%, due May 31, 2024 with unamortized debt discount of $0 and $0 at, March 31, 2025 and June 30, 2024, respectively (iii)	20,000	90,000
Convertible Promissory Note dated July 18, 2023 payable to Hillcrest Ridgewood Partners LLC (“Hillcrest”), interest at 8%, due July 18, 2024 with unamortized debt discount of $0 and $0 at, March 31, 2025 and June 30, 2024, respectively (iv)	-	20,000
Convertible Promissory Note dated October 31, 2023 payable to MainSpring, LLC (“MainSpring”), interest at 8%, due October 31, 2024 with unamortized debt discount of $0 and $0 at, March 31, 2025 and June 30, 2024, respectively (v)	-	25,000
Totals	$320,000	$435,000

(i)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of March 31, 2025, $100,000 principal plus $32,465 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2025 and 2024

(Unaudited)

NOTE I – NOTES PAYABLE, THIRD PARTIES (cont’d)

(ii)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of March 31, 2025, $200,000 principal plus $64,931 interest were due.

(iii)	On May 31, 2023, the Company issued to Hillcrest Ridgewood Partners, LLC (the “Old Holder”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $90,000. On September 15, 2023, the Convertible Note was assigned to MainSpring, LLC (the “New Holder”). The Convertible Note has a term of one (1) year, Maturity Date of May 31, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this New Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The New Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the New Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this New Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this New Convertible Note. Upon the occurrence of any Event of Default, this New Convertible Note shall become immediately due and payable, and the Company shall pay to the New Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the New Holder. The New Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on May 31, 2023. During the three months ending March 31, 2025, the Company made a payment against principal in the amount of $30,000. As of March 31, 2025, $20,000 principal plus $11,259 interest were due.

(iv)	On July 18, 2023, the Company executed a Convertible Note (the “Convertible Note”) payable to Hillcrest Ridgewood Partners, LLC (the “Holder”)(together, the “Parties”) in the principal amount of $20,000 and the Parties entered into a Securities Purchase Agreement (the “SPA”). The Convertible Note has a term of one (1) year, Maturity Date of July 18, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this Convertible Note. Upon the occurrence of any Event of Default, this Convertible Note shall become immediately due and payable, and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the Holder. The Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on July 18, 2023. As of March 31, 2025, $0 principal plus $679 interest were due.

(v)	On October 31, 2023, the Company executed a Convertible Note (the “Convertible Note”) payable to MainSpring, LLC (the “Holder”)(together, the “Parties”) in the principal amount of $25,000 and the Parties entered into a Securities Purchase Agreement (the “SPA”). The Convertible Note has a term of one (1) year, Maturity Date of October 31, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this Convertible Note. Upon the occurrence of any Event of Default, this Convertible Note shall become immediately due and payable, and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the Holder. The Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on October 31, 2023. During the three months ending March 31, 2025, the Company made a payment against principal in the amount of $25,000. As of March 31, 2025, $0 principal plus $1,700 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2025 and 2024

(Unaudited)

NOTE J – LOANS PAYABLE – RELATED PARTIES

The loans payable, related parties, at March 31, 2025 and June 30, 2024 consisted of:

	March 31, 2025	June 30, 2024

Loans payable officers/directors	$32,929	$46,019
Consultant, due on demand, 0% interest	-	22,250
Total loans payable, related parties	$32,929	$68,269

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

NOTE K - DERIVATIVE LIABILITY

The derivative liability at March 31, 2025 and June 30, 2024 consisted of:

	March 31, 2025	June 30, 2024

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE I – NOTES PAYABLE, THIRD PARTIES for further information	327,947	327,947
Total derivative liability	$327,947	$327,947

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

The fair value of the derivative liability was measured at the respective issuance dates and at March 31, 2025, and June 30, 2024 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at March 31, 2025 were (1) stock price of $0.0003 per share, (2) conversion price of $0.0001 per share, (3) term of 6 months, (4) expected volatility of 327.11%, and (5) risk free interest rate of 4.38%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2024 were (1) stock price of $0.0002 per share, (2) conversion price of $0.0001 per share, (3) term of 6 months, (4) expected volatility of 327.11%, and (5) risk free interest rate of 5.38%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3

Balance at June 30, 2024	$327,947
Additions	-
(Gain) Loss	-
Change resulting from conversions and payoffs	-
Balance at March 31, 2025	$327,947

NOTE L - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

Series A-E Preferred Stock

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. At March 31, 2025 and June 30, 2024, the Company had 0 and 0 shares issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At March 31, 2025 and June 30, 2024, the Company had 0 and 0 shares issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2025 and 2024

(Unaudited)

NOTE L - CAPITAL STOCK (cont’d)

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At March 31, 2025 and June 30, 2024, the Company had 0 and 0 shares issued and outstanding, respectively.

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At March 31, 2025 and June 30, 2024, the Company had 0 and 0 shares issued and outstanding, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At March 31, 2025 and June 30, 2024, the Company had 0 and 0 shares issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences, and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. During the second fiscal quarter the Series K Super Voting Preferred Stock was turned into the company to be retired. At March 31, 2025 and June 30, 2024, the Company had 0 and 3 shares issued and outstanding, respectively.

Series N Preferred Stock

On June 25, 2024, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series N Preferred Stock, par value $0.01. The designation of the new Series N Preferred Stock was approved by the Board of Directors on May 31, 2024. The Company is authorized to issue two million (2,000,000) shares of the Series N Preferred Stock. At March 31, 2025 and June 30, 2024, the Company had 1,864,500 and 1,864,500 shares issued and outstanding, respectively.

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

For the nine months ended March 31, 2025 and 2024

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

For the nine months ended March 31, 2025 and 2024

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

In evaluating our ability to continue as a going concern, we have identified certain conditions that raise substantial doubt about our capacity to meet financial obligations as they become due. As of March 31, 2025, we had an accumulated deficit of $166,416,237 and a history of net losses. For the nine months ended March 31, 2025, we generated $302,506 in cash from operating activities, while investing activities resulted in a cash outflow of ($238,000). Financing activities, primarily consisting of debt reduction and balance repayments, accounted for an additional cash outflow of $150,340, leading to a net decrease in cash and cash equivalents of $85,834. We began the period with $115,747 in cash and cash equivalents and ended with a balance of $29,913. We anticipate continued negative cash flows until our operating segments generate sufficient revenue to cover expenses and debt obligations. While management is actively pursuing strategies to improve liquidity—including revenue expansion, cost optimization, and potential financing opportunities—there can be no assurance that these efforts will be successful.

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

NOTE N – Subsequent Events

Subsequent Events – The Company has evaluated subsequent events through the date these financial statements were issued and determined that there were no material subsequent events requiring disclosure for the fiscal third quarter ended March 31, 2025.

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

Our principal executive office is located at 806 Green Valley Road, Suite 200, Greensboro, North Carolina 27408 and our telephone number is (973) 233-5151. The information contained on, or that can be accessed through, our website is not a part of this Quarterly Report on Form 10-Q. We have included our website address in this Quarterly Report solely as an inactive textual reference.

Current Operations

Global Technologies, Ltd. is committed to delivering transformative innovation by aligning our investments with evolving consumer demand and high-potential growth sectors. While our legacy strategy included a dual focus on health and wellness through 10 Fold Services and electric vehicle (EV) infrastructure via GOe3, we have recently realigned our capital allocation and strategic priorities to reflect current market conditions and emerging opportunities.

The EV charging industry is undergoing significant consolidation and competitive saturation, prompting Global to reassess the long-term viability of our involvement through GOe3. As a result, we are limiting further investment of time, energy, and capital into GOe3 and the EV infrastructure sector. This decision reflects not a retreat, but a disciplined pivot toward sectors where we see stronger consumer demand and clearer paths to profitability.

Our health and wellness initiatives—anchored by 10 Fold Services and its affiliated operations—are now the core of Global’s strategic growth plan. These operations deliver strategic consulting, lead generation, and operational support to a rapidly growing network of wellness clinics, medical spas, and health service providers. By focusing on this vibrant and resilient sector, we believe we are positioning Global Technologies to deliver greater long-term value to our shareholders.

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

As a versatile entity that functions as a service provider, SaaS platform, and outsourced sales force, 10 Fold Services is committed to delivering tailored solutions that enable businesses to achieve significant market presence and sustainable growth.

One of 10 Fold Services’ initial clients operates in the medical sector, focusing on weight loss and fitness. Through a strategic blend of cutting-edge technologies and traditional sales techniques, 10 Fold Services has successfully assisted this client in penetrating the market and building a strong foundation for growth. The Company plans to maintain and deepen this relationship, using key insights to support other clients with similar objectives.

10 Fold is also amassing a valuable repository of customer data, collected through its marketing and engagement efforts. This growing database serves both internal development and external client initiatives—enabling data-driven strategies that sharpen competitive advantage and enhance client outcomes.

On November 23, 2023, 10 Fold Services entered into a Sales Agent Agreement with a supplier of pharmaceutical products, acting as a non-exclusive Sales Agent. Under this agreement, 10 Fold informs and educates potential customers and facilitates product sales, earning commissions based on volume. Additionally, on December 3, 2023, the Company entered into a profit-sharing Operating Agreement with a third-party contractor to execute pharmaceutical sales through industry connections, splitting profits equally after approved expenses.

Regulatory Update & Strategic Pivot

In early 2025, 10 Fold Services encountered a temporary disruption following the FDA’s recent ruling in favor of pharmaceutical manufacturers Eli Lilly and Novo Nordisk. This ruling paused the Company’s wholesale sales channel for GLP-1 medications, pending further regulatory clarification.

In response, 10 Fold is actively pivoting to adapt to the evolving market. Drawing on its human capital, software investments, and strategic partnerships, the Company is shifting its model toward direct-to-consumer (DTC) pharmaceutical sales. This pivot reflects months of preparation and collaboration with technology providers to establish a scalable, compliant, and consumer-focused revenue channel.

Despite the regulatory pause, 10 Fold remains agile, forward-looking, and committed to unlocking long-term value for its clients, partners, and shareholders.

For more information, please visit: www.10fold.services

About GOe3, LLC

GOe3, LLC

GOe3, LLC (“GOe3”) was formed as an Arizona limited liability company on February 12, 2000, and was acquired by Global Technologies, LTD (“GTLL”) through a Share Exchange Agreement on March 15, 2024. GOe3 was established to develop and operate a nationwide network of universal electric vehicle (“EV”) charging stations located within 45–75 miles of selected interstate highways across the United States. GOe3’s patent-pending charging station design combines Level 2 and Level 3 functionality and is supported by a platform integrating solar deployment, mobile applications, and business/consumer service portals.

Key features of the GOe3 platform include:

●	A unique, universal 50+ kW combination Level 2/3 E³EV charging station;
●	Integrated solar deployment for energy efficiency;
●	A proprietary phone application and web-based business/consumer portal that supports:
o	Real-time couponing and location-based advertising;
o	Compatibility with all major EV manufacturers (CHAdeMO, SAE, J1772, Tesla);
o	Enhanced monetization tools such as hotel booking, business services, and sponsorships.

On June 8, 2023, GOe3 entered into an Earnest Money Agreement with a third party for the anticipated delivery of 1,000 home bi-directional chargers with grid-sensing capabilities and up to 1,000 workplace chargers, totaling approximately $10,000,000 in projected revenue.

Despite these promising developments, GOe3 has faced significant operational and market headwinds. The company has been unable to complete key software development projects required to support the back-end of its EV charging network, limiting its ability to meet the compliance and performance standards necessary to secure government-sector contracts. Additionally, recent changes in U.S. federal policy regarding EV infrastructure funding, grants, and tax incentives have created further uncertainty and impeded market entry.

As a result of these challenges, and in light of delays by GOe3’s management in executing critical milestones—including the completion of its platform software and government contracting readiness—Global Technologies, LTD has made the strategic decision to reduce its business investment in GOe3. Accordingly, the Company will also reassess and reduce the goodwill value previously assigned to the GOe3 acquisition as of March 15, 2024.

Global Technologies, LTD remains committed to a disciplined capital allocation strategy and will continue to evaluate the performance of its subsidiaries to ensure alignment with long-term shareholder value creation.

For more information, please refer to NOTE E – ACQUISITION OF GOe3, LLC.

About Foxx Trott Tango, LLC

Foxx Trot Tango, LLC (“Foxx Trot”) was formed as a Wyoming limited liability company on February 3, 2022, and was acquired through a membership interest purchase agreement on July 25, 2023. Foxx Trot previously held title to a commercial building located in Sylvester, Georgia, which was sold on March 26, 2024. Following the completion of that transaction, the Company elected to dissolve Foxx Trot and does not intend to utilize the entity for any future real estate acquisitions or operations.

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended March 31, 2025.

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

Results of Operations

Three months ended March 31, 2025 compared to three months ended March 31, 2024

The following table sets forth information comparing the components of net (loss) income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Period over Period Change
	2025	2024	$	%
Revenues, net	$1,001,944	$451,509	$550,435	121.91%
Cost of revenues	947,953	364,199	583,654	160.26%
Gross profit	53,991	87,310	(33,219)	38.05%

Operating expenses:
Selling, general and administrative	27,458	62,981	(35,523)	-56.40%
Other operating expenses	213,992	50,276	163,646	325.50%
Total operating expenses	241,380	113,257	128,123	113.13%
Operating income/ loss	(187,289)	25,947	(161,342)	621.81%

Other (expense) income:
Forgiveness of debt	-	102,616	(102,616)	-100.00%
Gain on sale of assets	-	180,378	(180,378)	-100.00%
Gain (loss) on derivative liability	-	2,543,902	(2,543,902)	-100.00%
Amortization of debt discounts	-	-	-	-
Interest expense	(5,908)	(44,049)	38,141	-86.59%
Total other income (expense)	(5,908)	2,782,847	(2,788,755)	-100.21%
Income (loss) before income taxes	(193,197)	2,756,900	(2,950,097)	-107.01%
Income tax expense	-	-	-	-
Net income (loss)	(193,197)	2,756,900	(2,950,097)	-107.01%

Revenue

For the three months ended March 31, 2025 and 2024, we generated revenue of $1,001,944 and $451,509, respectively.

Cost of Revenues

For the three months ended March 31, 2025 and 2024, cost of revenues was $947,853 and $364,199, respectively.

Gross Profit

For the three months ended March 31, 2025 and 2024, gross profit was $53,991 and $87,310, respectively.

Operating Expenses

Selling, general and administrative expenses were $27,458 and $62,981 for the three months ended March 31, 2025 and 2024. The Company’s operating expenses are largely attributable to executive compensation and professional services for the three months ended March 31, 2025.

Other Income (Expenses)

Other Expenses – Interest expense for the three months ended March 31, 2025 was $5,908, compared to $44,049 for the same period in the prior year. Additional other expenses for the three-month period ended March 31, 2025 included losses related to derivative liabilities and the amortization of debt discounts.

Income tax expense

There was no income tax expense for the three months ended March 31, 2025 and March 31, 2024.

Net Income (loss)

Net income (loss) for the three months ended March 31, 2025 and March 31, 2024 were ($193,197) and $2,756,900, respectively.

Nine months ended March 31, 2025 compared to nine months ended March 31, 2024

The following table sets forth information comparing the components of net (loss) income for the nine months ended March 31, 2025 and 2024:

	Nine Months Ended March 31,		Period over Period Change
	2025	2024	$	%
Revenue	$2,588,452	$451,509	$2,136,943	473.29%
Cost of revenue	1,684,337	364,199	1,320,138	362.48%
Gross profit	904,115	87,310	816,805	935.52%

Operating Expenses
Officer and director compensation	135,183	75,000	60,183	80.24%
Consulting/marketing services	359,015	252,818	106,197	42.01%
Depreciation expense	26,258	11,869	-695	-.18%
Professional services	11,050	39,727	(28,677)	-72.19%
Selling, general and administrative	97,572	122,236	(24,664)	-20.18%

Total operating expenses	629,078	501,650	127,428	25.40%

Income (loss) from operations	275,037	(414,340)	689,377	-166.38%

Other income (expenses)
Forgiveness of debt	-	102,616	(102,616)	-100.00%
Gain on sale of assets	-	180,378	(180,378)	-100.00%
Gain (loss) on derivative liability	-	1,545,336	(1,545,336)	-100.00%
Interest Expense	(24,978)	-195,157	170,179	-87.20%
Amortization of debt	-	-692,603	692,603	-100.00%
Total Other Income	(24,978)	940,570	-965,548	-102.66%
Income (loss) before income taxes	250,059	526,230	-276,171	-52.48%
Provision for income taxes	-	-	-	-
Net Income (loss)	250,059	526,230	-276,171	-52.48%

Revenue

For the nine months ended March 31, 2025 and 2024, we generated revenue of $2,588,452 and 451,509, respectively.

Cost of Revenues

For the nine months ended March 31, 2025 and 2024, cost of revenues was $1,684,337 and $364,199, respectively.

Gross Profit

For the nine months ended March 31, 2025 and 2024, gross profit was $904,115 and $87,310, respectively.

Operating Expenses

Selling, general, and administrative expenses were $97,572 and $122,236 for the nine months ended March 31, 2025 and 2024, respectively, representing a decrease of $24,664. However, the Company experienced significant increases in consulting and marketing expenses. For the same nine-month periods, consulting and marketing expenses rose from $252,818 in 2024 to $359,015 in 2025—an increase of $106,197. Officer and director compensation also increased, driven by the expansion of the executive team. Compensation for officers and directors totaled $135,183 for the nine months ended March 31, 2025, compared to $75,000 for the same period in 2024, representing an increase of $60,183.

Overall, the Company’s operating expenses for the nine months ended March 31, 2025, were primarily driven by executive compensation, consulting services, software fees, travel, and marketing initiatives. These expenditures reflect strategic investments in leadership, business development, and operational infrastructure intended to support long-term growth. Executive compensation supports leadership efforts in executing strategic priorities, while consulting services have been used to enhance sales operations, financial planning, and technological development. Software fees reflect investments in automation, analytics, and customer management systems aimed at increasing efficiency and scalability. Travel expenses were incurred to support business development, investor relations, and partnership expansion. Marketing expenditures were focused on building brand awareness, acquiring new customers, and strengthening market positioning. Collectively, these investments are intended to drive continued revenue growth, improve operational efficiency, and reinforce the Company’s market presence.

Other Income (Expenses)

For the nine months ended March 31, 2025, the Company recorded other expenses of ($24,978), compared to other income of $940,570 for the same period in 2024. This represents a decrease of $965,548, or approximately 102.66%. The decline is attributable to the absence of one-time gains recognized in the prior year, including forgiveness of debt ($102,616), gain on sale of assets ($180,378), and a gain on derivative liability ($1,545,336), all of which were not repeated in the current period. Additionally, interest expense decreased significantly from ($195,157) in 2024 to ($24,978) in 2025. The Company also recognized no amortization of debt in the current period, compared to ($692,603) in 2024.

Income tax expense

There was no income tax expense for the nine months ended March 31, 2025 and March 31, 2024.

Net Income (loss)

Net income for the nine months ended March 31, 2025 was $250,059, compared to $526,230 for the same period in 2024, representing a decrease of $276,171, or 52.48%. While the Company experienced a substantial increase in revenue and gross profit due to growth in its 10 Fold Services subsidiary, the decline in net income was primarily the result of the non-recurrence of substantial one-time gains reported in the prior period’s other income.

Liquidity and Capital Resources

The following table summarizes the cash flows for the nine months ended March 31, 2025 and 2024:

	2025	2024
Cash Flows:

Net cash provided (used in) operating activities	302,506	(139,924)
Net cash (used) by investing activities	(238,000)	-
Net cash provided (used) by financing activities	(150,340)	266,199

Net increase (decrease) in cash	(85,834)	126,275
Cash at beginning of period	115,747	18,300

Cash at end of period	$29,913	$144,575

As of March 31, 2025 and 2024, the Company had cash of $29,913 and $144,575 respectively.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended March 31, 2025 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. In addition to the estimated loss, the liability includes probable and estimable legal cost associated with the claim or potential claim. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company business. There is no pending litigation involving the Company at this time.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

Issuance of common or preferred stock – Six months ended March 31, 2025

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit	Description

3.1	Articles of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.2	Amended and Restated Certificate of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.3	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Delaware (previously filed with Amendment No. 1 to Form 10 on July 24, 2020)
3.4	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Delaware (previously filed with Form 10 on June 8, 2020)
3.5	Amended and Restated Bylaws of Global Technologies, Ltd (previously filed with Form 8-K on January 21, 2021)
10.1	Senior Secured Promissory Note between Tersus Power, Inc. and Global Technologies, Ltd (previously filed with Form 8-K on December 20, 2021)
10.2	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated January 13, 2022 (previously filed with Form 8-K on January 21, 2022)
10.3	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated January 13, 2022 (previously filed with Form 8-K on January 21, 2022)
10.4	Exclusive Distribution Agreement (previously filed with Form 8-K on January 24, 2022)
10.5	Convertible Promissory Note between the Company and Sixth Street Lending, LLC. dated February 4, 2022 (previously filed with Form 8-K on February 9, 2022)
10.6	Securities Purchase Agreement between the Company and Sixth Street Lending, LLC dated February 4, 2022 (previously filed with Form 8-K on February 9, 2022)
10.7+	Employment Agreement between the Company and Frederick Kalei Cutcher date May 17, 2023 (previously filed with Form 10-Q on May 23, 2023)
10.8	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated May 17, 2023 (previously filed with Form 10-Q on May 23, 2023)
10.9	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated May 31, 2023 (previously filed with Form 8-K on June 6, 2023)
10.10	Securities Purchase Agreement between the Company and Hillcrest Ridgewood Partners, LLC dated May 31, 2023 (previously filed with Form 8-K on June 6, 2023)
10.11	Membership Interest Purchase Agreement between the Company and TXC Services, LLC dated June 9, 2023 (previously filed with Form 8-K on June 20, 2023)
10.12	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated July 18, 2023 (previously filed with Form 8-K on July 21, 2023)
10.13	Securities Purchase Agreement between the Company and Hillcrest Ridgewood Partners, LLC dated July 18, 2023 (previously filed with Form 8-K on July 21, 2023)
10.14	Amended and Restated Membership Interest Purchase Agreement between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.15	Assignment of Membership Units between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.16	Secured Promissory Note between Foxx Trot Tango, LLC and TK Management Services, LLC dated January 06, 2023 (previously filed with Form 8-K on July 31, 2023)
10.17	TK Management Services, LLC Security Deed dated January 06, 2023 (previously filed with Form 8-K on July 31, 2023)
10.18	Guaranty Agreement between the Company and TK Management Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.19	Secured Convertible Note between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.20	Securities Purchase Agreement between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.21	Security Deed between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.22	Security Agreement and Pledge of Membership interest between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.23	Third Amended and Restated Limited Liability Company Agreement dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.24	Consulting Agreement between the Company and Brain Bridge Advisors, LLC dated August 23, 2023 (previously filed with Form 10-K on December 29, 2023)
10.25	Securities Purchase Agreement between the Company and Jetco Holdings, LLC dated November 17, 2023 (previously filed with Form 8-K on November 27, 2023)
10.26	Form of Indemnification Agreement entered into between the Company and Fredrick Kutcher (previously filed with Form 10-K on December 29, 2023)
10.27	Convertible Note between the Company and MainSpring, LLC dated October 31, 2023 (previously filed with Form 10-Q on January 9, 2024)
10.28	Securities Purchase Agreement between the Company and MainSpring, LLC dated October 31, 2023 (previously filed with Form 10-Q on January 9, 2024)
21.1	List of subsidiaries (previously filed with form 10-Q on February 14, 2025)
21.2	Articles of Formation Foxx Trot Tango, LLC (previously filed with Form 10-K on December 29, 2023)
21.3	Certificate of Organization for 10 Fold Services, LLC (previously filed with Form 8-K on January 31, 2024)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

101*	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TECHNOLOGIES, LTD

By:	/s/ H. Wyatt Flippen
H. Wyatt Flippen
CEO and Board Member

Date:	May 14, 2025

