Form 10-K
period 2025-06-30
GLOBAL TECHNOLOGIES LTD
filed 2025-12-30
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 000-25668

GLOBAL TECHNOLOGIES, LTD

(Exact name of registrant as specified in its charter)

Delaware	86-0970492
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

806 Green Valley Rd, Suite 200 Greensboro, NC	27408
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

The aggregate market value on December 31, 2024 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $2,937,688. The registrant does not have non-voting common stock outstanding.

As of December 29, 2025, there were 14,688,440,097 shares of the registrant’s Class A common stock outstanding.

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

3

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

Our wholly owned operating subsidiaries:

About Primecare Supply, LLC

Primecare Supply, LLC (“Primecare Supply”) was formed as a Wyoming limited liability company on October 22, 2024, and commenced operations in May 2025. Primecare Supply operates as a business-to-business (B2B) procurement company powered by the proprietary Sinq Ops software platform. The Company’s mission is to streamline and modernize the pharmaceutical supply chain by connecting fully licensed and compliant 503B pharmaceutical manufacturers with licensed medical clinics across the United States.

Primecare Supply facilitates these connections through both direct-to-clinic relationships and a network of authorized reseller partners. By leveraging its Sinq Ops technology, the Company provides secure, transparent, and fully compliant ordering, fulfillment, and payment workflows. Primecare Supply earns revenue on a per-transaction basis for facilitating these procurement activities.

Since launching operations, Primecare Supply has established contractual relationships with multiple 503B manufacturers, several reseller partners, and hundreds of licensed medical clinics actively utilizing the Sinq Ops procurement portal to manage their product supply needs.

Management believes Primecare Supply represents a core growth engine for Global Technologies, Ltd., offering scalable infrastructure, recurring transaction-based revenue, and a technology-enabled compliance advantage in the expanding health and wellness market.

About GTLL Advisory Group, LLC

GTLL Advisory Group, LLC (“GTLL Advisory”) was formed as a Wyoming limited liability company on May 20, 2025, as a wholly owned subsidiary of Global Technologies, Ltd. (“Global” or the “Company”). GTLL Advisory did not commence financial operations during fiscal year 2025.

GTLL Advisory, operating under the trade name GloWell Advisors, was established to serve as the Company’s strategic consulting and advisory platform. The subsidiary’s mission aligns with Global’s broader focus on advancing innovation and technology within the health and wellness industries.

GTLL Advisory’s purpose is to provide business transformation and value-enhancement services to small and mid-sized enterprises—particularly medical spas, wellness clinics, and professional service practices—through data-driven consulting, operational optimization, and access to technology resources developed within the Global ecosystem.

Rooted in Global’s commitment to building sustainable businesses that improve both human and organizational well-being, GTLL Advisory intends to combine strategy, technology, and financial insight to help clients achieve measurable growth and long-term stability.

Management expects GTLL Advisory to commence revenue-generating operations in fiscal year 2026 as part of Global’s expanding health-technology and advisory services portfolio.

About 10 Fold Services, LLC

10 Fold Services, LLC (“10 Fold Services”) was formed as a Wyoming limited liability company on November 22, 2023. 10 Fold Services was established as a strategic consulting and procurement agency focused on go-to-market planning and execution for companies in the health and wellness sector. Through an automation-first approach, 10 Fold Services integrated internal and external resources to deliver cost-effective and scalable marketing, sales, and technology solutions.

During fiscal 2024, 10 Fold Services entered into agreements with a 503B pharmaceutical supplier to promote and facilitate the sale of GLP-1-based products under the FDA’s “shortage” provisions then in effect. In June 2025, following changes in FDA regulations and the expiration of the GLP-1 shortage allowance, the Company and its supplier mutually agreed to close all active contracts. As a result, 10 Fold Services ceased procurement operations and currently remains idle.

The limited liability company remains in good standing, though management has not yet determined its future direction. To preserve continuity across business lines, 10 Fold Services transferred—at no cost—certain intellectual property, including customer and supplier contacts and access to proprietary software systems, to Primecare Supply, LLC, another wholly owned subsidiary of Global Technologies, Ltd.

Management believes this transition allows Global to consolidate its resources and focus on expanding Primecare Supply’s operational and technology platforms within the broader health-and-wellness market

About GOe3, LLC

GOe3, LLC (“GOe3”) was formed as an Arizona limited liability company on February 12, 2000 and was acquired by Global Technologies, Ltd. (“Global” or the “Company”) pursuant to a Share Exchange Agreement executed on March 15, 2024. GOe3 was originally intended to develop and operate a network of universal electric vehicle (“EV”) charging stations positioned approximately every 45 to 75 miles along major U.S. interstate highways. The company’s platform was designed to include universal charging hardware, integrated solar deployment, and a proprietary travel and business portal supporting multiple revenue streams.

During fiscal 2025, Global determined that GOe3 had not met key operational and financial milestones required under the Share Exchange Agreement. As a result, Global elected to terminate and cancel the acquisition and all related agreements. The cancellation of the GOe3 transaction was previously disclosed on the Company’s Form 8-K filing on July 2, 2025 with reference to the Company’s Board Resolution passed by the Board of Directors on June 30, 2025.

Following the termination, Global wrote off its investment in GOe3 and all associated goodwill as of June 30, 2025. GOe3, LLC is no longer a subsidiary of Global Technologies, Ltd.

Management believes the decision to unwind the acquisition allowed Global to reallocate resources toward its core business segments in health technology, procurement, and strategic advisory services.

Research and development

For the years ended June 30, 2025 and 2024, we had $0 and $0 research and development costs, respectively.

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

Competition

Primecare Supply, LLC

Primecare Supply, LLC operates in a highly competitive segment of the pharmaceutical distribution and procurement industry. The Company competes primarily with fully licensed 503B pharmaceutical manufacturers that sell products directly to medical clinics, as well as with other third-party sales and distribution organizations serving the same market.

Management believes Primecare Supply’s competitive advantages lie in its diversified product offerings and the ease of use, transparency, and compliance provided through its proprietary Sinq Ops buying portal. These features streamline purchasing workflows for clinics and resellers while maintaining strict regulatory adherence.

Despite these advantages, management recognizes that significant competitive forces remain within the industry. The Company intends to continuously monitor both regulatory developments and market competition to ensure that future investments and expansion strategies are executed prudently and in alignment with long-term stakeholder value.

GTLL Advisory Group, LLC

GTLL Advisory Group, LLC (“GTLL Advisory”) operates in a highly competitive segment of the professional services industry, particularly within the medical spa and wellness clinic sector. Numerous consultants, coaches, and marketing firms actively target this market, creating a crowded and fragmented competitive landscape.

Management recognizes the intensity of this competition but believes GTLL Advisory’s holistic, fiduciary-based approach—focused on solving real operational and financial challenges—differentiates the Company from traditional marketing or coaching firms. By integrating sound business fundamentals, strategic advisory services, and measurable implementation support, GTLL Advisory aims to build healthier and more sustainable client businesses.

Management will continue to closely monitor customer acquisition performance, service quality, and market trends to ensure disciplined growth and long-term stakeholder value.

10 Fold Services, LLC

Management is not providing a current competitive analysis for 10 Fold Services, LLC at this time. During fiscal year 2025, all active business operations and related commercial activities of 10 Fold Services were transitioned to Primecare Supply, LLC, a newly formed and wholly owned operating subsidiary of Global Technologies, Ltd. As such, 10 Fold Services is presently inactive, and any discussion of competitive conditions applicable to its former operations is no longer relevant to the Company’s ongoing business strategy.

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

As of June 30, 2025, we had zero patents and zero patents pending.

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

Human Capital Resources

Our experienced employees and management team are some of our most valuable resources, and we are committed to attracting, motivating, and retaining top talent. As of June 30, 2025, we had 2 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

As of June 30, 2025, we had an accumulated deficit of $167,555,637 and stockholders’ deficiency of $1,153,279.

Future losses are likely to occur until we are able to achieve sustained revenue growth through the expansion and successful operation of our existing subsidiaries. While management believes these subsidiaries present opportunities for growth, there can be no assurance that such expansion will generate sufficient revenues in the near term to cover our operating expenses. If we are unable to scale our operations and achieve profitability, we may be required to seek additional capital through equity or debt financings, which could dilute existing shareholders or increase our financial risk. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended June 30, 2025 and 2024, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

Certain conflicts of interest may exist between our officers and directors and us. Our officers and directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See “Directors and Executive Officers” (page 65 below).

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

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2025 and 2024 for the reasons discussed below:

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2025:

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

We anticipate the need to raise approximately $500,000 in additional capital to fund our operations through June 30, 2026. The Company expects to use these proceeds primarily to support public company compliance requirements and to scale the operations of its active subsidiaries, Primecare Supply, LLC and GTLL Advisory Group, LLC.

There can be no assurance that the Company will be successful in raising the required funds or that it will generate sufficient revenue to sustain operations during this period.

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

We estimate that it will cost approximately $200,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

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

Geopolitical risks continue to pose potential challenges to the global economy and capital markets.

Ongoing conflicts—including the wars in Ukraine and the Middle East—as well as rising tensions involving China, Taiwan, and the South China Sea, have increased global uncertainty. In addition, renewed instability in certain regions of Eastern Europe and the Middle East, along with the potential for cybersecurity threats and energy supply disruptions, may continue to affect global trade, supply chains, and investor confidence.

The uncertain nature, magnitude, and duration of these geopolitical events, as well as the impact of related economic sanctions, trade restrictions, or retaliatory actions, could contribute to continued market volatility and adversely impact macroeconomic factors that affect the Company’s business operations, supply partners, customers, and access to capital.

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

Current inflationary conditions in the United States and other parts of the world have increased some of our costs, including our cost of materials and labor. While we thus far have been largely successful in mitigating the impact of current inflationary conditions, we may need to increase our own prices on goods and services sufficiently to offset cost increases, we may not be able to maintain acceptable operating margins and achieve profitability. Additionally, competitors operating in regions with less inflationary pressure may be able to compete more effectively, which could further impact our ability to increase prices and/or result in lost sales.

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

Risks Associated with the Start-Up Operations of Primecare Supply, LLC and GTLL Advisory Group, LLC

The markets in which Primecare Supply, LLC (“Primecare Supply”) and GTLL Advisory Group, LLC (“GTLL Advisory”) operate are new, rapidly evolving, and highly competitive. Both subsidiaries are in early-stage development, and their success depends on the adoption and continued demand for innovative, technology-driven solutions within the healthcare, wellness, and business advisory sectors. Because these markets are still forming and subject to ongoing change, it is difficult to forecast demand, pricing, and long-term sustainability of our business model.

Primecare Supply operates within the 503B pharmaceutical procurement and medical clinic supply chain space, while GTLL Advisory focuses on business transformation and operational consulting for medical spas, clinics, and other health and wellness businesses. Each faces competition from well-established providers with greater financial and operational resources, as well as from emerging technology platforms and consulting firms targeting similar markets.

Management believes the success of both subsidiaries will depend on our ability to:

●	Effectively market our technology and consulting solutions to drive adoption and recurring transactions;
●	Maintain compliance with evolving healthcare and data privacy regulations;
●	Adapt to changing market conditions and customer needs; and
●	Demonstrate measurable value and results for our clients.

Given the start-up nature of these subsidiaries, it is uncertain whether our offerings will achieve and sustain meaningful market adoption. Negative publicity or lack of customer confidence in technology-enabled healthcare procurement or advisory solutions could limit acceptance of our model.

The U.S. healthcare and wellness industries continue to undergo significant structural change, consolidation, and regulatory oversight. Shifts in healthcare spending, technology innovation, or the emergence of alternative business models could reduce demand for our services and require us to adjust our strategy or technology platforms. Failure to anticipate or respond to these changes in a timely and cost-effective manner could adversely affect our business, financial condition, and results of operations.

Risks Related to Primecare Supply, LLC and GTLL Advisory Group, LLC

Risks Related to Our Markets and Business Models

●	Uncertain demand and evolving market conditions may impact our ability to scale operations.

Primecare Supply and GTLL Advisory operate in emerging and rapidly evolving markets. Demand for technology-enabled procurement solutions and business advisory services in the health and wellness sector is still developing, and market adoption may occur more slowly than anticipated.

●	The healthcare and wellness industries are undergoing significant regulatory and structural change.

Frequent changes in federal and state healthcare regulations, licensing standards, and 503B pharmaceutical oversight could increase compliance costs or restrict product availability, directly impacting Primecare Supply’s operations. Similarly, GTLL Advisory’s services may be affected by shifting privacy, data security, and professional practice regulations.

●	Competition is intense, and larger or better-capitalized competitors could reduce our market share.

Primecare Supply faces competition from 503B manufacturers selling directly to clinics, established distributors, and new technology-driven entrants. GTLL Advisory competes with numerous consulting and marketing firms targeting medical spas and wellness clinics. Many competitors have stronger financial resources, broader client networks, and greater brand recognition.

●	Our success depends on our ability to demonstrate measurable results and build client trust.

Both subsidiaries rely heavily on reputation and referral-based growth. If customers do not perceive our services as valuable or if we fail to deliver consistent results, market acceptance could decline.

Competitive and Technological Risks

The markets in which Primecare Supply, LLC (“Primecare Supply”) and GTLL Advisory Group, LLC (“GTLL Advisory”) operate are highly competitive, rapidly evolving, and influenced by continuous technological change. Competitive platforms, emerging technologies, or new service models for procurement, data management, or business advisory solutions could reduce demand for our offerings or render certain aspects of our business model less relevant.

Our ability to achieve strategic objectives depends on our capacity to:

●	Maintain reliable, efficient, and compliant procurement operations through the Sinq Ops software platform;
●	Deliver business advisory services that demonstrate measurable financial and operational improvement;
●	Provide comprehensive and cost-effective offerings that are accessible and easy to use; and
●	Keep pace with evolving technologies, regulatory standards, and customer expectations.

Competitors—both within and outside the healthcare and wellness sectors—are actively pursuing new devices, data platforms, AI-driven business intelligence tools, and advanced supply-chain technologies. If such innovations achieve broad adoption and we are unable to adapt or integrate similar advancements, our potential market opportunity could diminish, adversely affecting revenue and growth.

The introduction of competing solutions that claim to be more efficient, secure, or cost-effective may also create market confusion or exert downward pressure on pricing. Larger, well-established companies with significantly greater resources, brand recognition, and customer bases—including healthcare distributors, pharmaceutical suppliers, consulting firms, and technology providers—may be able to offer similar products or services at lower cost or with broader reach. Many of these competitors have established cooperative relationships and strategic alliances that increase their market visibility and scale.

In addition, emerging entrants and consolidation among existing players may further intensify competition. These dynamics could limit our ability to acquire new customers, maintain pricing discipline, or achieve sustainable profitability.

Our competitive position depends on our ability to clearly differentiate our company and offerings through factors such as:

●	accessibility and ease of use;
●	reliability, compliance, and data security;
●	price and value;
●	brand and reputation;
●	measurable outcomes and client success;
●	breadth and depth of solutions;
●	marketing effectiveness; and
●	strong relationships with suppliers, partners, and customers.

Failure to compete effectively on any of these fronts could adversely affect our business, financial condition, and results of operations.

Financial, Economic, and Capital-Related Risks

We will need to raise additional capital to support operations and growth.

Global anticipates raising approximately $500,000 to fund operations through June 30, 2026, primarily to support public company compliance and scale its subsidiaries. There can be no assurance that sufficient capital will be raised on acceptable terms.

Inflationary pressures, supply chain instability, and rising interest rates may increase operating costs.

Increases in labor, materials, shipping, and financing costs could impact profitability. Extended inflation or economic slowdown could reduce clinic spending and demand for consulting or procurement services.

Our limited operating history makes forecasting financial performance difficult.

As early-stage entities, Primecare Supply and GTLL Advisory have limited revenue history. Delays in customer adoption, slower-than-expected growth, or higher-than-planned costs could adversely affect cash flow and results of operations.

Risks Related to Legal, Regulatory, and ESG Matters

Healthcare and pharmaceutical regulatory changes could affect operations.

Primecare Supply’s relationships with 503B manufacturers and licensed clinics are subject to stringent regulation. Any change in FDA or state oversight could materially affect the availability of products or our ability to transact business.

Privacy, data security, and ethical use of technology remain critical business risks.

Increasing attention to data ethics, patient confidentiality, and AI-driven business processes may result in heightened scrutiny and increased costs of compliance.

Expanding ESG expectations may increase compliance obligations.

As a public company, Global may be subject to evolving environmental, social, and governance (ESG) disclosure standards that require additional resources and oversight.

Economic uncertainty or downturns, particularly as it impacts particular industries, could adversely affect our business, financial condition, and results of operations.

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, particularly as a result of inflation and related market and macroeconomic responses, the ongoing conflict arising out of the Russian invasion of Ukraine, and the hostilities and conflict in the Middle East. Economic uncertainty and associated macroeconomic conditions, including geopolitical tensions, inflation, trade and supply chain issues and the availability and cost of credit in the United States and other countries have contributed to increased market volatility or market declines, make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, could cause our customers to slow spending on our offerings, and could limit the ability of our Partner Pharmacies and our Affiliated Pharmacies to purchase sufficient quantities of pharmaceutical products from suppliers, which could adversely affect our ability to fulfill customer orders and attract new Providers.

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

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. On July 16, 2019, the Company’s Board of Directors approved the designation of two new series of preferred stock, Series K Super Voting Preferred Stock (3 shares authorized) and Series L Preferred Stock (500,000 shares authorized). On June 25, 2024, the Company’s Board of Directors approved the designation of a new series of preferred stock, Series N Preferred Stock (2,000,000 shares authorized). On August 20, 2025, the Company’s Board of Directors approved the designation of a new series of preferred stock, Series P Preferred Stock (750,000 shares authorized).

We have authorized 5,000,000 shares of Preferred Stock with 1,989,500 and 1,864,503 Series N shares outstanding at June 30, 2025 and 2024, respectively. In the event of issuance of additional shares, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Please see NOTE J - CAPITAL STOCK for further information.

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

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock will be subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share. Since our common stock is currently deemed penny stock regulations, it may tend to reduce market liquidity of our common stock, because they limit the broker/dealers’ ability to trade, and a purchaser’s ability to sell the stock in the secondary market.

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

We are authorized to issue up to 14,991,000,000 shares of Class A Common Stock, of which 14,688,440,097 and 14,488,440,097 shares of common stock are issued and outstanding as of June 30, 2025 and June 30, 2024, respectively. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future. Please see NOTE - J CAPITAL STOCK for further information.

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

As of June 30, 2025, we had (i) outstanding Convertible Promissory Notes in an aggregate principal amount of $300,000, which are convertible for up to 3,000,000,000 shares of our Class A Common Stock based on a closing stock price of $0.0002 at June 30, 2025 and inherent conversion features.

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

Quarterly period	Low	High
Fiscal year ended June 30, 2025:
First Quarter	$0.0001	$0.0004
Second Quarter	$0.0001	$0.0003
Third Quarter	$0.0001	$0.0003
Fourth Quarter	$0.0001	$0.0003

Fiscal year ended June 30, 2024:
First Quarter	$0.0001	$0.0003
Second Quarter	$0.0001	$0.0002
Third Quarter	$0.0002	$0.0004
Fourth Quarter	$0.0001	$0.0004

Holders of Record

The Company had approximately 158 holders of record of our Class A Common Stock as of December 29, 2025.

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

Class A Common Stock:

Year Ended June 30, 2025

There were no unregistered sales of securities by the Company during the fiscal year ended June 30, 2025.

Year Ended June 30, 2024

On July 18, 2023, the Company issued 200,000,000 shares of Class A Common Stock to its former President, Jimmy Wayne Anderson, in exchange for the conversion of four (4) shares of Series L Preferred Stock. These securities were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Warrants:

As of June 30, 2025, the Company had no outstanding warrants.

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

Results from Operations

The following table sets forth information comparing the components of net income (loss) for the years ended June 30, 2025 and 2024:

	Year Ended June 30,		Period over Period Change
	2025	2024	$	%
Revenues	$3,139,008	$1,057,685	$2,081,323	200%
Less shared revenue	2,093,337	576,630	1,516,707	263%
Net revenue	1,045,671	481,055	564,616	117%

Operating expenses:
Selling, general and administrative	132,073	142,396	(10,323)	-7.25%
Officer and director compensation (stock-based compensation of $125,000 and $0, respectively)	304,183	100,000	204,183	204%
Salaries	25,000	-	25,000	-
Consulting services	7,500	34,830	(37,330)
Professional services, including stock-based fees of $0 and $302,500, respectively	405,447	399,668	5,779	1%
Other operating expenses	-	16,145	(16,145)	-7%
Total operating expenses	874,203	693,039	181,164	35%
Operating income (loss)	171,468	(211,984)	383,452	-

Other (expense) income:
Gain (loss) on derivative liability	(282,000)	682,680	(964,680)	-141%
Forgiveness of debt and accrued interest	-	196,832	(196,832)	-100%
Gain on sale of commercial property	-	180,378	(180,378)	-100%
Loss on disposal of equipment	(199,293)	(126,607)	(72,656)
Loss on prepaid deposits		(225,000)	225,000
Loss on intangible write-off		(25,000)	25,000)
Amortization of debt discounts	-	-	-	-
Interest expense	(32,856)	(205,878)	238,735
Total other income (expense)	(514,149)	647,458	(1,161,607)	-179%
Income (loss) before income taxes	(342,681)	477,405	(820,086)	-172%
Income tax expense	-	-	-
Net income (loss)	$(342,681)	$265,421	$(608,102)	-85%

Revenues

Since our inception on January 20, 1999, Global Technologies, Ltd. (“GTLL”) has experienced limited revenue generation through various stages of business development. For the fiscal year ended June 30, 2025, GTLL operated primarily through its wholly owned subsidiary, 10 Fold Services, LLC, which served as the Company’s principal source of revenue. During the period, GTLL concluded its prior share exchange and business development agreement with GOe3, LLC, and transitioned its focus to the launch of Primecare Supply, LLC—a newly formed and expanded successor to 10 Fold Services. Primecare Supply represents an evolution of GTLL’s business strategy, leveraging the Company’s experience in technology, procurement, and health-tech solutions to create a diversified and scalable revenue platform.

While GTLL continues to face the inherent risks associated with limited working capital and the execution of new business initiatives, management believes the establishment of Primecare Supply positions the Company for sustainable growth and long-term value creation.

For the years ended June 30, 2025 and 2024, we generated $3,139,008 and $1.057,685 in revenue, respectively. Our revenue for the years ended June 30, 2025 and 2024 was mainly comprised of revenue generated through the Company’s wholly owned subsidiary, 10 Fold Services.

Operating Expenses

Our operating expenses were $874,203 and $693,039 for the years ended June 30, 2025 and 2024, respectively. The increase in operating expenses for the year ended June 30, 2025 is largely attributable to an increase in professional services.

We incurred $0 and $0 in advertising expenses for the years ended June 30, 2025 and 2024, respectively.

We incurred $304,183 and $100,000 in officer and director related compensation for the years ended June 30, 2025 and 2024, respectively.

Income (loss) from Operations

The Company’s income from operations increased for the year ended June 30, 2025 from a loss of $(211,984) for the year ended June 30, 2024, to $171,468 for the year ended June 30, 2025. The increase in operations is largely attributable to the Company’s increase in revenue for the year ended June 30, 2025.

Other Income (Expenses)

Other income (expenses) were $(514,149) for the year ended June 30, 2025 versus 647,458 for the year ended June 30, 2024. The decrease in other income for the year ended June 30, 2025 is largely attributable to the decrease in derivative liability of $964,680, and loss on disposal of equipment of $72,656.

Net income (loss)

For the year ended June 30, 2025, our net income decreased to $(342,681), as compared to a net income for the year ended June 30, 2024, of $265,421. The decrease in net income is largely attributable to the Company’s decrease in other income.

Liquidity and Capital Resources

The following table summarizes the cash flows for the years ended June 30, 2025 and 2024:

	2025	2024
Cash Flows:

Net cash provided (used in) operating activities	$354,823	$(38,738)
Net cash (used) by investing activities	(238,000)	-
Net cash provided (used) by financing activities	(164,462)	136,185

Net increase (decrease) in cash	(47,639)	97,447
Cash at beginning of period	115,747	18,300

Cash at end of period	$68,108	$115,747

Our cash on hand as of June 30, 2025 and June 30, 2024, was $68,108 and $115,747, respectively.

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

Notes payable, third parties

Our Notes payable, third parties, were $300,000 and $435,000 as of June 30, 2025, and June 30, 2024, respectively. Please see NOTE G – NOTES PAYABLE, THIRD PARTIES for a full schedule of all notes payable to third parties, including issue date, maturity date and interest rate.

Loans payable, related parties

Our loans payable, related parties, was $100 and $68,269 as of June 30, 2025 and June 30, 2024, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To: The Board of Directors and Stockholders of

GLOBAL TECHNOLOGIES, LTD.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Technologies, Ltd (the ‘Company’) as of June 30, 2025, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended June 30, 2025 and June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2025 and June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M, the Company suffered an accumulated deficit of $167,555,637, and a negative working capital of $1,153,279. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note M to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

Restatement of Previously Issued Financial Statements

As discussed, in Note N to the consolidated financial statements, the Company has restated its financial for the year ended June 30, 2024 in order to correct accounting errors.

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

Critical Audit Matter – Restatement of Previously Issued Financial Statements

Critical Audit Matter Description

As discussed in Note N to the consolidated financial statements, the Company restated its consolidated financial statements as of June 30, 2024 and for the year then ended, which were previously included in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 25, 2024. The restatement was required to correct errors related to (i) the accounting for the acquisition of GOe3, LLC completed on March 15, 2024, (ii) the write-off of prepaid deposits of $225,000, (iii) the write-off of property and equipment, net, of $126,607, (iv) the write-off of intangible assets of $25,000, and (v) the calculation of the derivative liability as of June 30, 2024.

We identified the restatement as a critical audit matter because it involved multiple areas of complex accounting guidance, required significant judgment by management, and necessitated extensive audit effort to evaluate the appropriateness of the revised accounting conclusions, estimates, and related disclosures. In particular, the accounting for the business combination and derivative liability required specialized knowledge and the evaluation of management’s judgments, while the asset write-offs required careful assessment of impairment indicators and the completeness and accuracy of management’s analyses.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the restatement included, among others:

●	Evaluating management’s identification of errors and the appropriateness of the restatement adjustments in accordance with applicable accounting standards.

●	Assessing the revised accounting for the acquisition of GOe3, LLC, including testing the identification and valuation of acquired assets and assumed liabilities, and evaluating management’s application of business combination accounting guidance.

●	Testing the write-off of prepaid deposits, property and equipment, and intangible assets, including evaluating the underlying support for the assets, assessing impairment indicators, and verifying the mathematical accuracy and completeness of the adjustments.

●	Evaluating the methodology and assumptions used by management in recalculating the derivative liability, including assessing the reasonableness of key inputs and testing the accuracy of the underlying data used in the valuation.

●	Involving valuation specialists to assist in evaluating the derivative liability and, where applicable, the fair value measurements associated with the acquisition.

●	Evaluating the adequacy and clarity of the related disclosures included in the restated consolidated financial statements.

QI CPA, LLC

Valley Stream, New York

December 30, 2025

We have served as the Company’s auditor since 2025.

PCAOB ID (#6631)

GLOBAL TECHNOLOGIES, LTD
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	June 30, 2024 (Restated – See Note N)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$68,108	$115,747
Accounts receivable	-	184,692
Total current assets	68,108	300,439
TOTAL ASSETS	$68,108	$300,439

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$19,410	$90,785
Accrued interest	104,877	85,650
Accrued executive compensation	17,000	58,333
Notes payable-third parties	300,000	435,000
Loans payable, related party	100	68,269
Derivative liability (as restated at June 30, 2024 – See Note N)	780,000	498,000
Total current liabilities	1,221,387	1,236,037

TOTAL LIABILITIES	$1,221,387	$1,236,037

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series K; 3 shares authorized, par value $0.01, as of June 30, 2025 and 2024, there are 0 and 3 shares outstanding, respectively	-	-
Series L; 500,000 shares authorized, par value $0.01, as of June 30, 2025 and 2024, there are 0 and 0 shares outstanding, respectively	-	-
Series N; 2,000,000 shares authorized, par value $0.01, as of June 30, 2025 and 2024, there are 1,989,500 and 1,864,500 shares outstanding, respectively	19,895	18,645
Class A Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of June 30, 2025 and 2024, there are 14,688,440,097 shares issued and outstanding, respectively	1,468,844	1,468,844
Additional paid- in capital Class A common stock	162,898,727	162,898,727
Additional paid- in capital preferred stock	2,014,892	1,861,142
Common stock to be issued	-	30,000
Accumulated deficit (as restated at June 30, 2024 – See Note N)	(167,555,637)	(167,212,956)
Total stockholders’ equity (deficiency)	(1,153,279)	(935,598)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$68,108	$300,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2025 and 2024

	2025	2024 (Restated – See Note N)
Revenue earned:
Revenue	$3,139,008	$1,057,685
Less shared revenue	2,093,337	576,630
Net revenue	1,045,671	481,055

Operating Expenses
Officer and director compensation, including stock-based compensation of $125,000 and $0, respectively	304,183	100,000
Salaries	25,000	-
Consulting services	7,500	34,830
Depreciation expense	-	16,145
Professional services, including stock-based fees of $0 and $302,500, respectively	405,447	399,668
Selling, general and administrative	132,073	142,396

Total operating expenses	874,203	693,039

Income (loss) from operations	171,468	(211,984)

Other income (expense)
Gain (loss) on derivative liability (as restated for year ended June 30,2024 – See Note N)	(282,000)	682,680
Forgiveness of debt and accrued interest	-	196,832
Gain on sale of assets	-	180,378
Writeoff of property and equipment (net) (as restated for year ended June 30,2024 – see Note N)	(199,293)	(126,607)
Writeoff of prepaid deposits (as restated for year ended June 30, 2024 – See Note N)	-	(225,000)
Writeoff of intangible properties (as restated for year ended for June 30, 2024 – see Note N)	-	(25,000)
Interest expense	(32,856)	(205,878)

Total other income (expense)	(514,149)	477,405

Income (loss) before provision for income taxes	(342,681)	265,421

Provision for income taxes	-	-

Net income (loss)	$(342,681)	$265,421

Basic and diluted income (loss) per common share	$(0.00)	$0.00

Weighted average common shares outstanding – basic and diluted	14,688,440,097	14,678,763,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the years ended June 30, 2025 and 2024

	Series K Preferred		Series L Preferred		Series N Preferred				Common Stock to	Additional
	stock		stock		stock		Common Stock		be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances on June 30, 2024	3	$-	-	$-	1,864,500	$18,645	14,688,440,097	$1,468,844	30,000	$164,759,869	$(167,212,956)	$(935,598)
Return of Series K Preferred Shares effective October 1, 2024	(3)	-	-	-	-	-	-	-	-	-	-	-
Conversion of 3 Series L Preferred stock for 300,000,000 common stock canceled	-	-	-	-	-	-	-	-	(30,000)	30,000	-	-
Issuance of Series N Preferred stock for compensation			-	-	125,000	1,250	-	-	-	123,750	-	125,000
Net loss for the year ended June 30, 2025	-	-	-	-	-	-	-	-	-	-	(342,681)	(342,681)
Balances on June 30, 2025		$-	-	$-	1,989,500	$19,895	14,688,440,097	$1,468,844	$-	$164,913,619	$(167,555,637)	$(1,153,279)
Restated (See Note N)
Balances on June 30, 2023	3	$-	294	$3	-	$-	14,488,440,097	$1,448,844	$30,000	$161,471,523	$(167,478,377)	$(4,528,007)
Issuance of common stock for conversion of Series L preferred Stock	-	-	(4)	-	-	-	200,000,000	20,000	-	(20,000)	-	-
Issuance of Series L preferred stock for compensation	-	-	50	-	-	-	-	-	-	250,000	-	250,000
Cancelation of Series L preferred stock for compensation	-	-	(6)	-	-	-	-	-	-	(30,000)	-	(30,000)
Issuance of Series L Preferred Stock for cash	-	-	6	-	-	-	-	-	-	30,000	-	30,000
Common stock to be issued upon conversion of Series L Preferred Stock	-	-	-	-	-	-	-	-	-	(500,512)		(500,512)
Issuance of Series L Preferred Stock as per Asset purchase Agreement	-	-	25	1	-	-	-	-		124,999	-	125,000
Common stock to be issued upon conversion of Series L Preferred Stock	-	-	-	-	-	-	-	-	-	1,575,002	-	1,575,002
Cancelation of Series L preferred stock for compensation	-	-	(44)	(4)	-	-	-	-	-	(220,000)	-	(220,000)
Exchange Series L stock for Series N preferred stock	-	-	(339)	-	1,864,500	18,645	-	-	-	1,988,857	-	2,007,498
Issuance of Series L preferred stock for compensation	-	-	18	-	-	-	-	-	-	90,000	-	90,000
Net income for the year ended June 30, 2024 (as restated for year ended June 30, 2024 – Note N)	-	-	-	-	-	-	-	-	-	-	265,421	265,421
Balances on June 30, 2024 (as restated for year ended June 30, 2024 – See Note N)	3	$-	-	$-	1,864,500	$18,645	14,688,440,097	$1,468,844	$30,000	$164,759,869	$(167,212,956)	$(935,598)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2025 and 2024

	June 30, 2025	June 30, 2024 (Restated – See Note N)

OPERATING ACTIVITIES:
Net income (loss) (as restated for year ended June 30, 2024 – See Note N)	$(342,681)	$265,421
Adjustment to reconcile net loss to net cash provided by operating activities:
Exchange of stock and issuing Series N Preferred Stock for bonus compensation	-	182,500
Derivative liability (gain) loss (as restated for year ended June 30, 2024 – See Note N)	282,000	(682,680)
Loss on disposal of equipment	199,293	-
Writeoff of prepaid deposits (as restated for year ended June 30, 2024 – See Note N)	-	225,000
Writeoff of property and equipment (net) (as restated for year ended June 30, 2024 – See Note N)	-	126,607
Writeoff of intangible properties (as restated for year ended June 30, 2024 – See Note N)	-	25,000
Net acquisition of FFT	-	25,000
Gain on sale of assets	-	(180,378)
Issuance of Series L Preferred stock for compensation	-	120,000
Issuance of Series N Preferred stock for compensation	125,000	-
Depreciation	-	16,145
Changes in operating assets and liabilities:
Accounts receivable	184,692	(184,692)
Prepaid deposits	-	(225,000)
Accrued executive compensation	(41,333)	58,333
Accounts payable	(71,375)	59,128
Accrued interest	19,227	130,878
Net cash (used in) operating activities	354,823	(38,738)

INVESTING ACTIVITIES:
Software development cost	(238,000)	-
Net cash (used in) investing activities	(238,000)	-

FINANCING ACTIVITIES:
Borrowings from loans payable officer	100	-
Payments on notes payable	(135,000)	-
Payments on loans, related parties, net	(29,562)
Borrowings from convertible notes payable	-	45,000
Proceeds from sale of Series L Preferred Stock	-	30,000
Borrowings from loans payable, related parties	-	61,185
Net cash provided by financing activities	(164,462)	136,185

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,639)	97,447

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	115,747	18,300

CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,108	$115,747

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Issuance of preferred stock for asset purchase	$-	$125,000
Issuance of Series N Preferred stock for compensation	$125,000	$-
Return of 3 shares of Series K Preferred Stock effective October 1, 2024	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL TECHNOLOGIES, LTD
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2025 and 2024

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

Current Operations

Global Technologies, Ltd. (“Global” or the “Company”) is a diversified, multi-operational company focused on developing and scaling innovative businesses within the healthcare, wellness, and technology-enabled services sectors. The Company’s strategy is centered on building and managing subsidiaries that leverage technology to improve business performance, operational efficiency, and access to quality healthcare resources.

Global’s current operations are conducted primarily through two wholly owned subsidiaries: Primecare Supply, LLC and GTLL Advisory Group, LLC.

Global Technologies’ broader mission is to build and support companies that create meaningful, measurable improvements in human and organizational well-being. The Company believes that its approach—combining innovative technology platforms, disciplined operational execution, and strategic advisory support—positions it to generate sustainable growth and long-term value for its shareholders.

Our wholly owned operating subsidiaries:

About Primecare Supply, LLC

Primecare Supply, LLC (“Primecare Supply”) was formed as a Wyoming limited liability company on October 22, 2024, and commenced operations in May 2025. Primecare Supply operates as a business-to-business (B2B) procurement company powered by the proprietary Sinq Ops software platform. The Company’s mission is to streamline and modernize the pharmaceutical supply chain by connecting fully licensed and compliant 503B pharmaceutical manufacturers with licensed medical clinics across the United States.

Primecare Supply facilitates these connections through both direct-to-clinic relationships and a network of authorized reseller partners. By leveraging its Sinq Ops technology, the Company provides secure, transparent, and fully compliant ordering, fulfillment, and payment workflows. Primecare Supply earns revenue on a per-transaction basis for facilitating these procurement activities.

Management believes Primecare Supply represents a core growth engine for Global Technologies, Ltd., offering scalable infrastructure, recurring transaction-based revenue, and a technology-enabled compliance advantage in the expanding health and wellness market.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2025 and 2024

NOTE A – ORGANIZATION (cont’d)

About GTLL Advisory Group, LLC

GTLL Advisory Group, LLC (“GTLL Advisory”) was formed as a Wyoming limited liability company on May 20, 2025, as a wholly owned subsidiary of Global Technologies, Ltd. (“Global” or the “Company”). GTLL Advisory did not commence financial operations during fiscal year 2025.

GTLL Advisory, operating under the trade name GloWell Advisors, was established to serve as the Company’s strategic consulting and advisory platform. The subsidiary’s mission aligns with Global’s broader focus on advancing innovation and technology within the health and wellness industries.

GTLL Advisory’s purpose is to provide business transformation and value-enhancement services to small and mid-sized enterprises—particularly medical spas, wellness clinics, and professional service practices—through data-driven consulting, operational optimization, and access to technology resources developed within the Global ecosystem.

Rooted in Global’s commitment to building sustainable businesses that improve both human and organizational well-being, GTLL Advisory intends to combine strategy, technology, and financial insight to help clients achieve measurable growth and long-term stability.

Management expects GTLL Advisory to commence revenue-generating operations in fiscal year 2026 as part of Global’s expanding health-technology and advisory services portfolio.

About 10 Fold Services, LLC

10 Fold Services, LLC (“10 Fold Services”) was formed as a Wyoming limited liability company on November 22, 2023. 10 Fold Services was established as a strategic consulting and procurement agency focused on go-to-market planning and execution for companies in the health and wellness sector. Through an automation-first approach, 10 Fold Services integrated internal and external resources to deliver cost-effective and scalable marketing, sales, and technology solutions.

During fiscal 2024, 10 Fold Services entered into agreements with a 503B pharmaceutical supplier to promote and facilitate the sale of GLP-1-based products under the FDA’s “shortage” provisions then in effect. In June 2025, following changes in FDA regulations and the expiration of the GLP-1 shortage allowance, the Company and its supplier mutually agreed to close all active contracts. As a result, 10 Fold Services ceased procurement operations and currently remains idle.

The limited liability company remains in good standing, though management has not yet determined its future direction. To preserve continuity across business lines, 10 Fold Services transferred—at no cost—certain intellectual property, including customer and supplier contacts and access to proprietary software systems, to Primecare Supply, LLC, another wholly owned subsidiary of Global Technologies, Ltd.

Management believes this transition allows Global to consolidate its resources and focus on expanding Primecare Supply’s operational and technology platforms within the broader health-and-wellness market.

About GOe3, LLC

GOe3, LLC (“GOe3”) was formed as an Arizona limited liability company on February 12, 2000 and was acquired by Global Technologies, Ltd. (“Global” or the “Company”) pursuant to a Share Exchange Agreement executed on March 15, 2024. GOe3 was originally intended to develop and operate a network of universal electric vehicle (“EV”) charging stations positioned approximately every 45 to 75 miles along major U.S. interstate highways. The company’s platform was designed to include universal charging hardware, integrated solar deployment, and a proprietary travel and business portal supporting multiple revenue streams.

During fiscal 2025, Global determined that GOe3 had not met key operational and financial milestones required under the Share Exchange Agreement. As a result, Global elected to terminate and cancel the acquisition and all related agreements. The cancellation of the GOe3 transaction was previously disclosed in the Company’s Form 8-K filings.

Following the termination, GOe3, LLC is no longer a subsidiary of Global Technologies, Ltd., and management is not aware of any continuing operations within GOe3 at this time.

Management believes the decision to unwind the acquisition allowed Global to reallocate resources toward its core business segments in health technology, procurement, and strategic advisory services.

About Foxx Trot Tango, LLC

Foxx Trot Tango, LLC (“Foxx Trot”) was formed as a Wyoming limited liability company on February 3, 2022. Foxx Trot was acquired through a membership interest purchase agreement on July 25, 2023. Foxx Trot was the owner of a commercial building in Sylvester, GA that was sold on March 26, 2024. The Company no longer intends on utilizing Foxx Trot for the purchase of additional parcels of real estate.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2025 and 2024

NOTE B – BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2025 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented.

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

As of June 30, 2025, Global Technologies, Ltd. (“Global” or the “Company”) had three wholly owned subsidiaries: 10 Fold Services, LLC (“10 Fold Services”), Primecare Supply, LLC (“Primecare Supply”), and GTLL Advisory Group, LLC (“GTLL Advisory”).

During fiscal year 2025, 10 Fold Services operated as the Company’s primary revenue-generating subsidiary through its 503B pharmaceutical procurement and sales activities. In June 2025, 10 Fold Services closed its contracts following regulatory changes in the GLP-1 pharmaceutical market, and the Company subsequently transitioned its operational focus and certain assets—including intellectual property and technology resources—to Primecare Supply.

Primecare Supply, LLC and GTLL Advisory Group, LLC were newly formed during fiscal year 2025 and represent the Company’s ongoing operating entities. Primecare Supply serves as a B2B procurement and technology platform, while GTLL Advisory focuses on strategic consulting and business optimization services for the health and wellness industry.

The Company completed the dissolution of Foxx Trot Tango, LLC (“Foxx Trot”) during fiscal year 2025 and finalized the unwinding and return of ownership of GOe3, LLC (“GOe3”) to its original members pursuant to a mutual cancellation agreement executed during the same period.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2025 and 2024

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents. The Company has cash on deposit at one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. In the future, the Company may reduce its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $68,108 of cash and cash equivalents at June 30, 2025 of which none was held in foreign bank accounts and $0 was not covered by FDIC insurance limits as of June 30, 2025.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At June 30, 2025 and June 30, 2024, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentrations of Risks

Concentration of Accounts Receivable – On June 30, 2025 and June 30, 2024, the Company had $0 and $184,692 in accounts receivable, respectively. All of the accounts receivable at June 30, 2024 was from one customer.

Concentration of Revenues – For the years ended June 30, 2025 and 2024, the Company generated net revenue of $1,045,671 and $481,055 respectively.

Concentration of Suppliers – For the years ended June 30, 2025 and 2024, the Company had 2 and 2 suppliers, respectively. The two suppliers, pharmaceutical compounding companies, are for the sales generated through 10 Fold Services.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2025, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2025 and 2024

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

For the years ended June 30, 2025 and 2024

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

For the years ended June 30, 2025 and 2024

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the years ended June 30, 2025 and 2024, the Company excluded 3,000,000,000 and 3,000,000,000, respectively, shares relating to convertible notes payable to third parties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2025 and 2024

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recently Enacted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU became effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. There has been no significant impact from the adoption of ASU 2016-13 on our financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard became effective for us on May 1, 2022, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. There has been no significant impact from the adoption of ASU 2020-06 on our financial statements.

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

Goodwill

After completing the purchase price allocation, any residual of cost over fair value of the net identifiable assets and liabilities are assigned to the unidentifiable asset, goodwill. Formerly subject to mandatory amortization, this now is not permitted to be amortized at all, by any allocation scheme and over any useful life. Impairment testing, using a methodology at variance with that set forth in FAS 144 (which, however, continues in effect for all other types of long-lived assets and intangibles other than goodwill), must be applied periodically, and any computed impairment will be presented as a separate line item in that period’s income statement, as a component of income from continuing operations (unless associated with discontinued operations, in which case, the impairment would, net of income tax effects, be combined with the remaining effects of the discontinued operations. In accordance with Statement No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill, but performs impairment tests of the carrying value at least quarterly.

Intangible Assets

Intangible assets are stated at the lesser of cost or fair value less accumulated amortization.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2025 and 2024

NOTE D – ACQUISITION AND DISPOSITION OF FOXX TROT TANGO, LLC

On July 25, 2023, the Company acquired 100% ownership of Foxx Trot Tango, LLC (“Foxx Trot”), the owner of a warehouse building located in Sylvester, Georgia in exchange for Convertible Promissory Notes in the amount of $3,100,000 and the potential issuance of 680 shares of Series L Preferred Stock of the Company.

On March 26, 2024, Foxx Trot closed on the sale of its commercial building located in Sylvester, Georgia for an aggregate cash purchase price of $3,638,750 subject to certain adjustments within the Purchase Agreement. In the year ended June 30, 2024, the dissolution of Foxx Trot was completed.

NOTE E – ACQUISITION AND DISPOSITION OF GOe3, LLC

On March 15, 2024, the Company acquired 100% ownership of GOe3, LLC (“GOe3”), an entity planning to operate a network of universal electric vehicle charging stations, in exchange for “Exchange Shares” and the potential issuance of New Preferred Stock of the Company.

During fiscal 2025, Global determined that GOe3 had not met key operational and financial milestones required under the Share Exchange Agreement dated March 15, 2024. As a result, on June 30, 2025 Global elected to terminate and cancel the acquisition and all related agreements.

NOTE F - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at June 30, 2025 and June 30, 2024:

	June 30, 2025	June 30, 2024

Trade accounts receivable	$-	$184,692
Less: allowance for credit losses	-	-
Total accounts receivable (net)	$-	$184,692

NOTE G – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	June 30, 2025	June 30, 2024

Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2023, with unamortized debt discount of $0 and $0 at, June 30, 2025 and 2024, respectively (i)	$100,000	$100,000
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2023, with unamortized debt discount of $0 and $0 at June 30, 2025 and 2024, respectively (ii)	200,000	200,000
Convertible Promissory Note dated May 31, 2023 payable to MainSpring, LLC (“MainSpring”), originally issued to Hillcrest Ridgewood Partners, LLC and assigned on September 15, 2023, interest at 8%, due May 31, 2024 with unamortized debt discount of $0 and $0 at June 30, 2025 and 2024, respectively (iii)	-	90,000
Convertible Promissory Note dated July 18, 2023 payable to Hillcrest Ridgewood Partners LLC (“Hillcrest”), interest at 8%, due July 18, 2024 with unamortized debt discount of $0 and $0 at, June 30, 2025 and 2024, respectively (iv)	-	20,000
Convertible Promissory Note dated October 31, 2023 payable to MainSpring, LLC (“MainSpring”), interest at 8%, due October 31, 2024 with unamortized debt discount of $0 and $0 at, June 30, 2025 and 2024, respectively (v)	-	25,000
Totals	$300,000	$435,000

(i)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2023) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of June 30, 2025, $100,000 principal plus $24,986 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2025 and 2024

NOTE G – NOTES PAYABLE, THIRD PARTIES (cont’d)

(ii)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2023) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of June 30, 2025, $200,000 principal plus $49,973 interest were due.

(iii)	On May 31, 2023, the Company issued to Hillcrest Ridgewood Partners, LLC (the “Old Holder”) a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $90,000. On September 15, 2023, the Convertible Note was assigned to MainSpring, LLC (the “New Holder”). The Convertible Note has a term of one (1) year, Maturity Date of May 31, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this New Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The New Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the New Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this New Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this New Convertible Note. Upon the occurrence of any Event of Default, this New Convertible Note shall become immediately due and payable, and the Company shall pay to the New Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the New Holder. The New Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on May 31, 2023. The Company paid the note in full during 2nd quarter of fiscal year 2025. As of June 30, 2025, the outstanding principal balance and accrued interest related to this note were $0.

(iv)	On July 18, 2023, the Company executed a Convertible Note (the “Convertible Note”) payable to Hillcrest Ridgewood Partners, LLC (the “Holder”)(together, the “Parties”) in the principal amount of $20,000 and the Parties entered into a Securities Purchase Agreement (the “SPA”). The Convertible Note has a term of one (1) year, Maturity Date of July 18, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this Convertible Note. Upon the occurrence of any Event of Default, this Convertible Note shall become immediately due and payable, and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the Holder. The Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on July 18, 2023. The Company paid the note in full during the 2nd quarter fiscal year 2025. As of June 30, 2025, the outstanding principal balance and accrued interest related to this note were $0.

(v)	On October 31, 2023, the Company executed a Convertible Note (the “Convertible Note”) payable to MainSpring, LLC (the “Holder”)(together, the “Parties”) in the principal amount of $25,000 and the Parties entered into a Securities Purchase Agreement (the “SPA”). The Convertible Note has a term of one (1) year, Maturity Date of October 31, 2024, and bears interest at 8% per annum. Any Principal Amount or interest on this Convertible Note which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid (“Default Interest”). The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the Holder. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Convertible Note shall be convertible into shares of Common Stock hereunder (the “Conversion Price”) shall equal $0.0001, subject to adjustment as provided in this Convertible Note. Upon the occurrence of any Event of Default, this Convertible Note shall become immediately due and payable, and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Amount then outstanding plus accrued interest (including any Default Interest) through the date of full repayment multiplied by 150% (collectively the “Default Amount”), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the Holder. The Holder shall be entitled to exercise all other rights and remedies available at law or in equity. The transaction closed on October 31, 2023. The Company paid the note in full during the 2nd quarter fiscal year 2025. As of June 30, 2025, the outstanding principal balance and accrued interest related to this note were $0.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2025 and 2024

NOTE H – LOANS PAYABLE – RELATED PARTIES

The loans payable, related parties, at June 30, 2025 and 2024 consisted of:

	June 30, 2025	June 30, 2024

Loans payable officers/directors (i)	$100	$46,019
Consultant, due on demand, 0% interest (ii)	-	22,250
Total loans payable, related parties	$100	$68,269

(i)	The loan payable to officers/directors at June 30, 2025 was related to the opening of the Primecare Supply, LLC bank account with Bank of America. An officer supplied the initial $100 deposit to open the account. W
(ii)	On November 21, 2024 the Consultant Agreement for Administrative Services was paid in full and no other contingencies remain.

NOTE I - DERIVATIVE LIABILITY

The derivative liability at June 30, 2025 and 2024 consisted of:

	June 30, 2025	June 30, 2024 (Restated – see Note N)

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE G – NOTES PAYABLE, THIRD PARTIES for further information	$780,000	$498,000
Total derivative liability	$780,000	$498,000

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

The fair value of the derivative liability was measured at the respective issuance dates, at June 30, 2025 and at June 30, 2024 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2025 were (1) stock price of $0.0003 per share, (2) conversion price of $0.0001 per share, (3) terms of 6 months, (4) expected volatility of 327.11%, and (5) risk free interest rate of 4.29%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2024 were (1) stock price of $0.0002 per share, (2) conversion price of $0.0001 per share, (3) terms of 6 months, (4) expected volatility of 327.11%, and (5) risk free interest rate of 5.33%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3

Balance at June 30, 2024	$498,000
Additions	-
(Gain) Loss	282,000
Change resulting from conversions and payoffs	-
Balance at June 30, 2025	$780,000

NOTE J - CAPITAL STOCK

Preferred Stock

Filed with the State of Delaware:

Series A-E Preferred Stock

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series A 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series A 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series A 8% Convertible Preferred Stock. At June 30, 2025 and 2024, the Company had 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

On September 30, 1999, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series B 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series B 8% Convertible Preferred Stock was approved by the Board of Directors on August 16, 1999. The Company is authorized to issue 3,000 shares of the Series B 8% Convertible Preferred Stock. At June 30, 2025 and 2024, the Company had 0 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2025 and 2024

NOTE J - CAPITAL STOCK (cont’d)

On February 15, 2000, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series C 5% Convertible Preferred Stock, par value $0.01. The designation of the new Series C 5% Convertible Preferred Stock was approved by the Board of Directors on February 14, 2000. The Company is authorized to issue 1,000 shares of the Series C 5% Convertible Preferred Stock. At June 30, 2025 and 2024, the Company had 0 and 0 shares of Series C Preferred Stock issued and outstanding, respectively.

On April 26, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series D Convertible Preferred Stock, par value $0.01. The designation of the new Series D Convertible Preferred Stock was approved by the Board of Directors on April 26, 2001. The Company is authorized to issue 800 shares of the Series D Convertible Preferred Stock. At June 30, 2025 and 2024, the Company had 0 and 0 shares issued and outstanding of Series D Preferred Stock, respectively.

On June 28, 2001, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series E 8% Convertible Preferred Stock, par value $0.01. The designation of the new Series E 8% Convertible Preferred Stock was approved by the Board of Directors on March 30, 2001. The Company is authorized to issue 250 shares of the Series E Convertible Preferred Stock. At June 30, 2025 and 2024, the Company had 0 and 0 shares of Series E Preferred Stock issued and outstanding, respectively.

Series K Super Voting Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series K Super Voting Preferred Stock, par value $0.01. The designation of the new Series K Super Voting Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue three (3) shares of the Series K Super Voting Preferred Stock. At June 30, 2025 and 2024, the Company had 0 and 3 shares of Series K preferred Stock issued and outstanding, respectively.

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

For the years ended June 30, 2025 and 2024

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

Series L Preferred Stock

On July 31, 2019, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series L Preferred Stock, par value $0.01. The designation of the new Series L Preferred Stock was approved by the Board of Directors on July 16, 2019. The Company is authorized to issue five hundred thousand (500,000) shares of the Series L Preferred Stock. At June 30, 2025 and 2024, the Company had 0 and 0 shares of Series L Preferred Stock issued and outstanding, respectively.

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

For the years ended June 30, 2025 and 2024

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

On June 25, 2024, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series N Preferred Stock, par value $0.01. The designation of the new Series N Preferred Stock was approved by the Board of Directors on May 31, 2024. The Company is authorized to issue two million (2,000,000) shares of the Series N Preferred Stock. At June 30, 2025 and 2024, the Company had 1,989,500 and 1,864,500 shares of Series N Preferred Stock issued and outstanding, respectively. In the fourth quarter ended June 30, 2025, the Company issued 125,000 shares of Series N preferred stock for compensation valued at $125,000.

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

For the years ended June 30, 2025 and 2024

NOTE J - CAPITAL STOCK (cont’d)

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

For the years ended June 30, 2025 and 2024

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

For the years ended June 30, 2025 and 2024

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2025 and 2024

NOTE J - CAPITAL STOCK (cont’d)

At June 30, 2025 and 2024, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At June 30, 2025 and 2024, the Company had 14,688,440,097 and 14,688,440,097 shares of class A Common Stock issued and outstanding, respectively. At June 30, 2025 and 2024, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At June 30, 2025 and 2024, the Company had 0 and 0 shares of class B Common Stock issued and outstanding, respectively.

Common Stock, Preferred Stock, Warrant Issuances and Cancellations

For the years ended June 30, 2025 and 2024, the Company issued and/or sold the following unregistered securities:

Common Stock:

Year ended June 30, 2025

The Company did not issue any shares of common stock during the fiscal year ended June 30, 2025.

Year ended June 30, 2024

On July 18, 2023, the Company issued 200,000,000 shares of Class A Common Stock to its former President, Jimmy Wayne Anderson, for the conversion of four (4) shares of Series L Preferred Stock.

Common Stock to be issued at June 30, 2024

On May 19, 2023, Jetco Holdings, LLC (“Jetco”) submitted a Notice of Conversion purporting to convert three (3) shares of Series L Preferred Stock into 300,000,000 shares of the Company’s Class A Common Stock pursuant to a software development and deployment agreement (the “Jetco Agreement”). As of June 30, 2024, the 300,000,000 shares of common stock had not been issued.

During fiscal year 2025, management conducted a review of the Jetco Agreement and the related conversion notice. The Company determined that the underlying software contemplated by the agreement was not fully completed, had become obsolete, and was no longer utilized in the Company’s operations. In addition, the Company’s subsidiary, 10 Fold Services, LLC, elected to deploy alternative third-party tools to generate, track, and manage sales activities, rendering the Jetco software unnecessary.

As a result, the Company cancelled the Jetco Agreement during fiscal year 2025, and the conversion transaction was not consummated. No shares of common stock were issued in connection with the conversion notice, and no amounts remained payable or issuable to Jetco as of June 30, 2025. Accordingly, the “Common Stock to Be Issued” balance related to this matter was removed from the balance sheet as of June 30, 2025.

Preferred Stock:

Series K

Year Ended June 30, 2025

Effective October 1, 2025, a former officer and director of GTLL returned the three shares of Series K Preferred Stock outstanding to the Company treasury at no cost to the Company.

Series L

Year ended June 30, 2024

On August 23, 2023, the Company issued 50 shares of Series L Preferred Stock to a consultant as per the terms of its consulting agreement.

On November 17, 2023, the Company issued 6 shares of Series L Preferred Stock as per terms of the Securities Purchase Agreement with a non-affiliate

On January 25, 2024, the Company issued twenty-five (25) shares of Series L Preferred Stock as per term of the Asset Purchase Agreement with a non-affiliate.

On May 16, 2024, the Company issued three (3) shares of Series L Preferred Stock to a consultant as per terms of the Mutal Termination Agreement.

On June 10, 2024, the Company issued five (5) shares of Series L Preferred Stock to a consultant for service rendered on behalf of the Company.

On June 14, 2024, the Company issued ten (10) shares of Series L Preferred Stock to Fredick Cutcher, its former Chief Executive Officer, for services rendered on behalf of the Company.

During the year ended June 30, 2024, a total of fifty (50) shares of the Company’s Series L Preferred Stock were returned by a consultant.

Series N

Year ended June 30, 2025

During the fiscal year ended June 30, 2025, on February 2, 2025, the Company, pursuant to a Unanimous Written Consent of the Board of Directors, issued 125,000 shares of its Series N Preferred Stock to H. Wyatt Flippen in connection with his Executive Employment Agreement dated November 22, 2024.

Year ended June 30, 2024

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

Warrants and Options:

None.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2025 and 2024

NOTE K - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance on June 30, 2025 and 2024.

The provision (benefit) for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

Significant components of the Company’s deferred tax assets and liabilities are calculated at an estimated effective tax rate of 21%.

The provision for (benefit from) income taxes differ from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the years ended June 30, 2025 and 2024. The sources of the difference are as follows:

	Year Ended
	June 30, 2025	June 30, 2024 (Restated – See Note N)
Expected tax at 21% and 21%, respectively	$(71,963)	$55,738
Non-deductible stock-based compensation	26,250	63,525
Non-deductible loss (non-taxable income) from derivative liability	59,220	(143,363)
Increase (decrease) in Valuation allowance	(13,507)	24,100
Provision for (benefit from) income taxes	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Significant components of the Company’s deferred income tax are as follows:

	June 30, 2025	June 30, 2024 (Restated – See Note N)
Unpaid accrued officer and director compensation	$3,570	$12,250
Net operating loss carry-forwards	749,141	762,648
Valuation allowance	(752,711)	(774,898)
Net non-current deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $752,711 attributable to the net operating loss carry forward and other timing differences as of June 30, 2025 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2025. The Company will continue to review this valuation allowance and make adjustments as appropriate. $3,211,181 of the $3,567,340 net operating loss carry forward at June 30, 2025 expires in varying amounts from year 2025 to year 2045.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2025 and 2024

NOTE L - COMMITMENTS AND CONTINGENCIES

Employment Agreement

On November 22, 2024, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Flippen for his role as the Company’s Chief Executive Officer. Under the terms of the Agreement, Mr. Flippen is to receive a base salary of $8,500 per month and $125,000 worth of Series N Preferred Stock. The Agreement has a term of one year and shall renew for successive one year terms, unless either party terminates the Agreement. The Agreement is effective as of November 22, 2024. As of June 30, 2025 and 2024 accrued compensation due Mr. Flippen was $17,000 and $0 respectively.

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of June 30, 2025, we had an accumulated deficit of $167,555,637. For the year ended June 30, 2025, we had cash provided in operating activities of $354,823. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

NOTE N - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the consolidated financial statements at June 30, 2024 and for the year then ended (which were included in the Company’s Form 10-K filed with the SEC on September 25, 2024) in order to correct the accounting for(1) the acquisition of GOe3, LLC on March 15, 2024 (2) the writeoff of prepaid deposits of $225,000 at June 30, 2024 (3) the writeoff of property and equipment (net) of $126,607 at June 30, 2024, (4) the writeoff of intangible properties of $25,000 at June 30, 2024, and (5) the calculation of derivative liability at June 30, 2024.

As previously recorded, the Company capitalized goodwill of $7,685,636 from the acquisition of GOe3, LLC and credited $1,921,409 to the stockholders’ equity account titled “Exchange Shares to be issued” and credited $5,764,227 to the liability account titled “Contingent Consideration”. Since GOe3, LLC had no meaningful operations prior to the Company’s acquisition and since the fair value of GOe3, LLC’s identifiable net assets at the March 15, 2024 acquisition date was negative $84, the Company has restated the goodwill amount to $0, the “Exchange shares to be issued” stockholders’ equity account amount to $0, and the “Contingent consideration” liability account amount to $0.

As previously reported at June 30, 2024, the Company recorded a $327,947 derivative liability relating to two convertible notes payable to Tri-Bridge Ventures, LLC with a total face value of $300,000. The Company has restated the derivative liability from $327,947 to the correct amount of $498,000.

NOTE N - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (cont’d)

The effect of the restatement adjustments on the consolidated balance sheet at June 30, 2024 follows:

	As previously reported	Restatement Adjustments		As Restated
Cash and cash equivalents	$115,747	$-		$115,747
Accounts receivable	184,692	-		184,692
Prepaid deposits	225,000	(225,000	)(2)	-
Total current assets	525,439	(225,000)		300,439
Property and equipment (net)	126,607	(126,607	)(3)	-
Goodwill	7,685,636	(7,685,636	)(1)	-
Intangible properties	25,000	(25,000	)(4)	-
Total other assets	7,837,243	(7,837,243)		-
Total assets	$8,362,682	$(8,062,243)		$300,439

Accounts payable	$90,785	$-		$90,785
Accrued interest	85,650	-		85,650
Accrued executive compensation	58,333	-		58,333
Notes payable - third party	435,000	-		435,000
Loans payable - related parties	68,269	-		68,269
Contingent consideration	5,764,227	(5,764,227	)(1)	-
Derivative liability	327,947	170,053	(5)	498,000
Total current liabilities and total liabilities	6,830,211	(5,594,174)		1,236,037

Series K preferred stock	-	-		-
Series N preferred stock	18,645	-		18,645
Class A common stock	1,468,844	-		1,468,844
Additional paid in capital:				-
Class A common stock	162,898,727	-		162,898,727
Preferred stock	1,861,142	-		1,861,142
Exchange shares to be issued	1,921,409	(1,921,409	)(1)	-
Common stock to be issued	30,000	-		30,000
Accumulated deficit	(166,666,296)	(546,660)		(167,212,956)
Total stockholders’ equity (deficiency)	1,532,471	(2,468,069)		(935,598)

Total liabilities and stockholders’ equity (deficiency)	$8,362,682	$(8,062,243)		$300,439

The effect of the restatement adjustments on the consolidated statement of operations for the year ended June 30, 2024 follows:

	As previously reported	Restatement Adjustments		As Restated
Revenue	$1,057,685	$-		$1,057,685
Less: shared revenue	576,630	-		576,630
Net revenue	481,055	-		481,055

Total operating expenses	693,039	-		693,039
Loss from operations	(211,984)	-		(211,984)

Gain (loss) on derivative liability	1,545,336	(170,053	)(5)	1,375,283
		(692,603	)(6)	(692,603)
Forgiveness of debt and accrued interest	196,832	-		196,832
Gain on sale of assets	180,378	-		180,378
Writeoff of prepaid deposits	-	(225,000	)(2)	(225,000)
Writeoff of property and equipment (net)	-	(126,607	)(3)	(126,607)
Writeoff of intangible properties	-	(25,000	)(4)	(25,000)
Interest expense	(205,878)	-		(205,878)
Amortization of debt discounts	(692,603)	692,603	(6)	-
Total other income (expense)	1,024,065	(546,660)		477,405

Income (loss) before provision of income taxes	812,081	(546,660)		265,421

Provision for income taxes	-	-		-

Net income (loss)	$812,081	$(546,660)		$265,421

Basic and diluted income (loss) per common share	$0.00	$(0.00)		$0.00

NOTE N - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (cont’d)

The effect of the restatement adjustments on the consolidated statement of cash flows for the year ended June 30, 2024 follows:

	As previously reported	Restatement Adjustments		As Restated
Net income (loss)	$812,081	$(546,660)		$265,421
Adjustments to reconcile net income to net cash used in operating activities				-
(Gain) loss on derivative liability	(1,545,336)	170,053	(6)	(1,375,283)
		692,603	(6)	692,603
Amortization of debt discounts	692,603	(692,603	)(6)	-
Gain on sale of assets	(180,378)	-		(180,378)
Depreciation	16,145	-		16,145
Writeoff of prepaid deposits	-	225,000	(2)	225,000
Writeoff of property and equipment (net)	-	126,607	(3)	126,607
Writeoff of intangible properties	-	25,000	(4)	25,000
Exchange of stock and issuance of				-
Series N Preferred Stock for bonus compensation	182,500	-		182,500
Net acquisition of FTT	25,000	-		25,000
Issuance of Series L Preferred Stock for compensation	120,000	-		120,000
Changes in operating assets and liabilities:				-
Accounts receivable	(184,692)	-		(184,692)
Prepaid deposits	(225,000)	-		(225,000)
Accounts payable	59,128	-		59,128
Accrued interest	130,878	-		130,878
Accrued executive compensation	58,333	-		58,333
Net cash used in operating activities	(38,738)	-		(38,738)

Net cash provided by financing activities	136,185	-		136,185

Net increase in cash and cash equivalents	97,447	-		97,447

Cash and cash equivalents, beginning of period	18,300	-		18,300
Cash and cash equivalents, end of period	$115,747	$-		$115,747

NOTE O - SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted the following events requiring disclosure:

Series P Preferred Stock

On August 20, 2025, the Company’s Board of Directors approved, by Unanimous Written Consent, the authorization of a new class of preferred stock designated as Series P Preferred Stock pursuant to the Company’s Certificate of Incorporation and the Delaware General Corporation Law. The Board authorized the filing of a Certificate of Designation with the Secretary of State of the State of Delaware setting forth the rights, preferences, limitations, and privileges of the Series P Preferred Stock.

The Company authorized the issuance of up to 750,000 shares of Series P Preferred Stock, par value $0.01 per share, in a private placement at $1.00 per share to accredited investors pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933, as amended. Each share of Series P Preferred Stock is convertible into one share of Class A Common Stock at the option of the holder, has voting rights equal to 1000 votes per share, a six-month lock-up period, and a liquidation preference senior to common stock and junior to Series N Preferred Stock. Holders are also entitled to receive quarterly revenue share distributions equal to 5% of the net revenue of Primecare Supply, LLC and PulseAi; and 5% of the gross revenue of GTLL Advisory Group, LLC until each holder has received 200% of their original investment.

On August 24, 2025, the Company issued 200,000 shares of Series P Preferred Stock to an accredited investor pursuant to the private placement described above and received cash proceeds of $200,000.

Executive Employment Agreement

On November 17, 2025, the Company entered into an Executive Employment Agreement with Fredrick K. Cutcher, pursuant to which Mr. Cutcher was appointed Managing Director of Primecare Supply, LLC, a wholly owned subsidiary of the Company. The agreement provides for a base salary of $10,000 per month, eligibility for discretionary bonuses, profit participation and relocation assistance pursuant to an addendum, and participation in the Company’s standard benefit and expense reimbursement programs.

The agreement has an initial term of one year and automatically renews for successive one-year terms unless either party provides at least 30 days’ written notice of non-renewal. Either party may terminate the agreement upon 30 days’ written notice. The agreement also includes customary confidentiality, intellectual property, and restrictive covenant provisions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2025 or 2024.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2025 and June 30, 2024 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2025 and June 30, 2024:

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

Name	Age	Position and Term
H. Wyatt Flippen	54	Chief executive Officer, Chairman of the Board
Fredrick Cutcher	40	President 10 Fold, Board Member

H. Wyatt Flippen – Chief Executive Officer, Chairman of the Board

Mr. Flippen brings to Global Technologies a wealth of experience as a dynamic leader with a proven ability to drive growth and build impactful brands. With an extensive background spanning finance, technology, and entrepreneurship, Mr. Flippen has successfully guided teams through transformative growth in diverse industries.

Most recently, Mr. Flippen served as Co-Founder and CEO of a holding company managing innovative marketing and consulting ventures. Known for his expertise in data analytics and consumer behavior, he has built a reputation for creating winning strategies that enhance sales and foster brand loyalty. His career includes co-founding MortgageToday.com, where he mastered measurable marketing and digital branding strategies to deliver exceptional results.

Mr. Flippen holds a Bachelor of Science in Business Administration from Longwood University and has completed advanced coursework in banking and finance at the University of Virginia’s Darden School of Business. Beyond his professional endeavors, Mr. Flippen is actively involved in community initiatives, serving on various boards and coaching high school baseball in the Greensboro-Triad area.

Fredrick Cutcher – President 10 Fold Services, LLC, Board Member

Fredrick Cutcher is a seasoned financial professional with more than 12 years of experience in the industry. With a strong background in financial management, communications, and leadership, Mr. Cutcher has developed an extensive skill set that makes him well-suited for his role as 10 Fold Services, LLC’s President and serving on the Company’s Board of Directors.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth with respect to the named executive officer, compensation made for the twelve months ended June 30, 2025 and 2024:

Name and Principal Position	Year	Salary- Paid or accrued ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(a)	(b)	(c)(3)	(d)			(e)
H. Wyatt Flippen, Chief Executive Officer, Chairman of the Board (1)	2025			$125,000
Fredirick Cutcher, President 10 Fold, Board Member (2)(3)	2025			$0

(1)	On November 22, 2024, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Flippen for his role as the Company’s Chief Executive Officer. Under the terms of the Agreement, Mr. Flippen is to receive a base salary of $8,500 per month and $125,000 worth of Series N Preferred Stock. The Agreement has a term of one year and shall renew for successive one year terms, unless either party terminates the Agreement.

(2)	On November 22, 2024, Mr. Cutcher resigned as President and Chief Executive Officer of the Company. The Company retained his services as President of its subsidiary, 10 Fold Services, LLC, and he continues to serve as a member of the Company’s Board of Directors.

(3)	On May 17, 2023, the Company entered into an Employment Agreement (the “Agreement”) with Mr. Cutcher for his role as the Company’s Chief Executive Officer. Under the terms of the Agreement, Mr. Cutcher is to receive a base salary of $100,000 and $100,000 in Restricted Stock Units that vest at the end of the initial term of the Agreement. The Agreement has a term of one year and shall renew for successive one-year terms unless either party terminates the Agreement. The Agreement was effective as of May 17, 2023.

Directors’ Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made for the years ended June 30, 2025 and 2024:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(b)	(c)	(d)	(e)	(f)	(g)	(h)

H. Wyatt Flippen (2025) (1)	2025	$59,500
Fredrick Cutcher (2025)(2)	2025	$171,811	-	-	-	-	-	-
(2024)	2024	$100,000	-	-	-	-	-	-

(1)	Mr. Flippen was appointed to the Company’s Board of Directors on November 22, 2024 and later was appointed the Company’s Chairman of the Board on May 19, 2025. For the periods presented, Mr. Flippen had not entered into a Board of Directors Service Agreement.
(2)	Mr. Cutcher was appointed to the Company’s Board of Directors on May 17, 2023. On November 22, 2024 Mr. Cutcher resigned. Mr. Cutcher remained as a Board Member and the President of 10 Fold Services, LLC. For the periods presented, Mr. Cutcher had not entered into a Board of Directors Service Agreement.

Director Independence

The Company has two directors, H. Wyatt Flippen and Fredrick Cutcher, who are employees of the Company. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship that, in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. At present, the Company does not have an independent director, but intends on appointing new directors that are deemed independent during the current fiscal year.

Employment Agreements

On November 22, 2024, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Flippen for his role as the Company’s Chief Executive Officer. Under the terms of the Agreement, Mr. Flippen is to receive a base salary of $8,500 per month and $125,000 worth of Series N Preferred Stock. The Agreement has a term of one year and shall renew for successive one year terms, unless either party terminates the Agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of December 29, 2025, the Company had authorized 14,991,000,000 shares of Class A Common Stock, 4,000,000 Class B Common Stock and 5,000,000 shares of Preferred Stock. As of December 29, 2025, there were 14,688,440,097 shares of Class A Common Stock, 0 shares of Class B Common Stock, 1,989,500 shares of Series N Preferred Stock and 200,000 shares of Series P Preferred Stock issued and outstanding. and

The following table sets forth certain information, as of December 29, 2025, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group.

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

The table below shows the number of shares beneficially owned as of December 29, 2025 by each of our individual directors and executive officers, by other holders of 5% or more of the outstanding Class A Common Stock and by all our current directors and executive officers as a group.

	Class A Common Stock
Name of Beneficial Owner	Beneficially Owned (1)(2)	Percentage of Common Stock (2)
5% Stockholders
None	-	-%
Current Executive Officers and Directors
Fredrick Cutcher (3)	11,760,000	*	%
H. Wyatt Flippen	250,000	*	%
Total Executive Officers and Directors	11,760,000	*	%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Class A Common Stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 29, 2025 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any person. Percentages are based on a total of shares of Class A Common Stock outstanding on December 29, 2025 and the shares issuable upon exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 29, 2025.

(2)

The number of shares of Class A Common Stock outstanding used in computing ownership percentages is 14,692,619,097 shares, calculated on an as-converted basis. This amount consists of 14,688,440,097 shares of Class A Common Stock outstanding, together with 3,979,000 shares of Class A Common Stock issuable upon conversion of 1,989,500 shares of Series N Preferred Stock outstanding, and 200,000 shares of Class A Common Stock issuable upon conversion of 200,000 shares of Series P Preferred Stock outstanding.

This calculation excludes an indeterminate number of shares of Class A Common Stock that may be issuable upon conversion of the Company’s outstanding convertible notes, as the conversion terms and timing of such instruments are not determinable as of the measurement date.

(3)

The address for Mr. Fredrick K. Cutcher is 806 Green Valley Road, Suite 200, Greensboro, North Carolina 27408. Mr. Cutcher beneficially owns 11,650,000 shares of Class A Common Stock, together with 55,000 shares of Series N Preferred Stock, which are convertible into 110,000 shares of Class A Common Stock on an as-converted basis.

(4)

The address for Mr. H. Wyatt Flippen is 806 Green Valley Road, Suite 200, Greensboro, North Carolina 27408. Mr. Flippen beneficially owns 125,000 shares of Series N Preferred Stock, which are convertible into 250,000 shares of Class A Common Stock on an as-converted basis.

(5)	*Indicates ownership of less than one percent (1%) of the Company’s outstanding Class A Common Stock.

		Percentage of
	Series N	Series N
Name of Beneficial Owner	Beneficially Owned (1)(2)	Preferred Stock
Sylios Corp (3)	55,000	2.95%
Jimmy Wayne Anderson (4)	225,500	12.09%
Around the Clock Partners, LP (5)	200,000	11.80%
Jetco Holdings, LLC (6)	704,000	37.76%
MainSpring, LLC (7)	275,000	14.75%
Valvasone Trust (8)	242,000	12.98%
Fredrick Cutcher (9)	55,000	2.95%
Jody A. DellaDonna (10)	44,000	2.36%
Steven Schutt (11)	27,500	1.47%
Phillip McFillin (12)	16,500	0.88%
H. Wyatt Flippen (13)	125,000	6.28%
Total	1,989,500	100.00%

(1)	Each share of the Company’s Series N Preferred Stock can be converted into shares of the Company’s Class A Common stock based on a fixed conversion price of $.50.

(2)	The number of shares Series N Preferred Stock outstanding used in computing the percentages is 1,989,500 as of December 22, 2025.

(3)	Sylios Corp is a Florida corporation. The address for Sylios Corp is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701. Mr. Anderson is the control person for Sylios Corp.

(4)	The address for Mr. Anderson is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701.

(5)	Around the Clock Partners, LP is a Delaware limited partnership. The address for Around the Clock Partners, LP is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701. Mr. Anderson is the control person for Around the Clock Partners, LP.

(6)	Jetco Holdings, LLC is a Wyoming limited liability company. The address for Jetco Holdings, LLC is 11718 SE Federal Highway, Suite 372, Hobe Sound, FL 33455. Timothy Cabrera is the control person for Jetco Holdings, LLC.

(7)	MainSpring, LLC is a Wyoming limited liability company. The address for MainSpring, LLC is 611 Fort Harrison Ave S, Suite 363, Clearwater, FL 33756. Brian McFadden is the control person for MainSpring, LLC.

(8)	The address for Valvasone Trust 5114 Stoneywood Circle, Mableton, GA 30126.

(9)	The address for Mr. Cutcher is 8 Campus Dr., Suite 105, Parsippany, NJ 07054.

(10)	The address for Jody A. DellaDonna is 109 Carrick Way, Macon, GA 31210.

(11)	The address for Steven Schutt is 18245 Paulson Dr., Suite 39, Port Charlotte, FL 33954.

(12)	The address for Phillip McFillin is 116 Kings Highway East, Suite 2A, Haddonfield, NJ 08033.

(13)	The address for H. Wyatt Flippen is 5404 Ashbey Lane, Summerfield, NC 27358.

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

Transactions with Related Parties

On February 2, 2025, the Company issued one-hundred twenty-five thousand (125,000) shares of Series N Preferred Stock to H. Wyatt Flippen, its Chief Executive Officer, as per the terms of his Executive Employment Agreement.

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

None.

List of Parents

None.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by our auditors for professional accounting services rendered for the fiscal years ended June 30, 2025 and 2024.

	Fiscal Year 2025	Fiscal Year 2024
Audit Fees (1)	$50,000	$11,000
Audit-Related Fees	-	-
Tax Fees (2)	-	-
Other Fees (3)	$6,000	-
Total	$11,000	$11,000

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

Item 15. Financial Statements and Exhibits.

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.2	Amended and Restated Certificate of Incorporation of New IFT Corporation (previously filed with Form 10 on June 8, 2020)
3.3	Certificate of Designation, Rights, Preferences and Limitations of Series K Super Voting Preferred Stock filed with the State of Delaware (previously filed with Amendment No. 1 to Form 10 on July 24, 2020)
3.4	Certificate of Designation, Rights, Preferences and Limitations of Series L Preferred Stock filed with the State of Delaware (previously filed with Form 10 on June 8, 2020)
3.5	Certificate of Designation, Rights, Preferences and Limitations of Series N Preferred Stock filed with the State of Delaware (previously filed with Form 8-K on June 27, 2024)
3.6	Amended and Restated Bylaws of Global Technologies, Ltd (previously filed with Form 8-K on January 21, 2021)
3.7	Certificate of Designation of Series P Preferred Stock (previously filed with Form 8-K on September 3, 2025)
10.1+	Employment Agreement between the Company and Frederick Kalei Cutcher date May 17, 2023 (previously filed with Form 10-Q on May 23, 2023)
10.2	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated May 17, 2023 (previously filed with Form 10-Q on May 23, 2023)
10.3	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated May 31, 2023 (previously filed with Form 8-K on June 6, 2023)
10.4	Securities Purchase Agreement between the Company and Hillcrest Ridgewood Partners, LLC dated May 31, 2023 (previously filed with Form 8-K on June 6, 2023)
10.5	Membership Interest Purchase Agreement between the Company and TXC Services, LLC dated June 9, 2023 (previously filed with Form 8-K on June 20, 2023)
10.6	Convertible Note between the Company and Hillcrest Ridgewood Partners, LLC dated July 18, 2023 (previously filed with Form 8-K on July 21, 2023)
10.7	Securities Purchase Agreement between the Company and Hillcrest Ridgewood Partners, LLC dated July 18, 2023 (previously filed with Form 8-K on July 21, 2023)
10.8	Amended and Restated Membership Interest Purchase Agreement between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.9	Assignment of Membership Units between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.10	Secured Promissory Note between Foxx Trot Tango, LLC and TK Management Services, LLC dated January 06, 2023 (previously filed with Form 8-K on July 31, 2023)
10.11	TK Management Services, LLC Security Deed dated January 06, 2023 (previously filed with Form 8-K on July 31, 2023)
10.12	Guaranty Agreement between the Company and TK Management Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.13	Secured Convertible Note between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.14	Securities Purchase Agreement between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.15	Security Deed between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.16	Security Agreement and Pledge of Membership interest between the Company and TXC Services, LLC dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.17	Third Amended and Restated Limited Liability Company Agreement dated July 25, 2023 (previously filed with Form 8-K on July 31, 2023)
10.18	Consulting Agreement between the Company and Brain Bridge Advisors, LLC dated August 23, 2023 (previously filed with Form 10-K on December 29, 2023)
10.19	Securities Purchase Agreement between the Company and Jetco Holdings, LLC dated November 17, 2023 (previously filed with Form 8-K on November 27, 2023)
10.20	Form of Indemnification Agreement entered into between the Company and Fredrick Kutcher (previously filed with Form 10-K on December 29, 2023)
10.21	Convertible Note between the Company and MainSpring, LLC dated October 31, 2023 (previously filed with Form 10-Q on January 9, 2024)
10.22	Securities Purchase Agreement between the Company and MainSpring, LLC dated October 31, 2023 (previously filed with Form 10-Q on January 9, 2024)
10.23	Asset Purchase Agreement between the Company and Jetco Holdings, LLC (previously filed with Form 8-K on January 31, 2024)
10.24	Share Exchange Agreement (previously filed with Form 8-K on March 19, 2024)
10.25	Share Exchange Agreement (previously filed with Form 8-K on June 27, 2024)
10.26	Employment Agreement dated November 22, 2024, by and between the Company and H. Wyatt Flippen (previously filed with Form 8-K on November 25, 2024)
10.27	Indemnification Agreement dated as of November 22, 2024 by and between the Company and H. Wyatt Flippen (previously filed with Form 8-K on November 25, 2024)
10.28	Series P Subscription Agreement (previously file with Form 8-K on September 3, 2025)
10.29	Revenue Sharing Agreement (previously filed with Form 8-K on September 3, 2025)
21.1	List of subsidiaries (previously filed with Form 10-Q on February 6, 2024)
21.2	Articles of Formation Foxx Trot Tango, LLC (previously filed with Form 10-K on December 29, 2023)
21.3	Certificate of Organization for 10 Fold Services, LLC (previously filed with Form 8-K on January 31, 2024)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

101*	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith (not filed).
+	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 30, 2025

GLOBAL TECHNOLOGIES, LTD.

By:	/s/ H. Wyatt Flippen
H. Wyatt Flippen
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ H. Wyatt Flippen
H. Wyatt Flippen	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors (Principal Executive Officer, Principal Financial Officer)	December 30, 2025

