Form 10-Q
period 2025-09-30
GLOBAL TECHNOLOGIES LTD
filed 2026-01-20
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of January 20, 2026, there were 14,688,440,097 shares of registrant’s Class A common stock outstanding.

GLOBAL TECHNOLOGIES, LTD

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2025 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

iii

PART I

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	June 30, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$152,977	$68,108
Total current assets	152,977	68,108
Security deposit	4,221	-
TOTAL ASSETS	$157,198	$68,108

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$16,840	$19,410
Accrued interest	112,438	104,877
Accrued executive compensation	17,000	17,000
Notes payable-third parties	300,000	300,000
Loans payable, related party	-	100
Derivative liability	498,000	780,000
Total current liabilities	944,278	1,221,387

TOTAL LIABILITIES	944,278	1,221,387

STOCKHOLDERS’ (DEFICIENCY):
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series N; 2,000,000 shares authorized, par value $0.01, as of September 30, 2025 and June 30, 2025, there are 1,989,500 shares outstanding, respectively	19,895	19,895
Series P; 750,000 shares authorized, par value $0.01, as of September 30, 2025 and June 30, 2025, there are 200,000 and 0 shares outstanding, respectively	2,000	-
Class A Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of September 30, 2025 and June 30, 2025, there are 14,688,440,097 and 14,688,440,097 shares issued and outstanding, respectively	1,468,844	1,468,844
Additional paid- in capital Class A common stock	162,898,727	162,898,727
Additional paid- in capital preferred stock	2,212,892	2,014,892
Accumulated deficit	(167,389,438)	(167,555,637)
Total stockholders’ deficiency	(787,080)	(1,153,279)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$157,198	$68,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended September 30, 2025 and 2024

	For the three months ended, September 30, 2025	For the three months ended, September 30, 2024 (Restated-See Note K)

Revenue earned:
Revenue	$195,325	$669,431
Less shared revenue	98,397	191,889
Net revenue	96,928	477,542

Operating Expenses
Officers and directors compensation	94,209	25,000
Salaries	17,788	-
Professional services	27,371	136,916
Selling, general and administrative	65,774	42,984

Total operating expenses	205,142	204,900

Income (loss) from operations	(108,214)	272,642

Other income (expenses)
Interest expense	(7,587)	(10,095)
Gain on derivative liability	282,000	-
Total other income (expense)	274,413	(10,095)

Income (loss) before provision for income taxes	166,199	262,547

Provision for income taxes	-	-

Net income (loss)	$166,199	$262,547

Basic and diluted income per common share	$0.00	$0.00

Weighted average common shares outstanding – basic and diluted	14,688,440,097	14,688,440,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)

(UNAUDITED)

For the three months ended September 30, 2025 and 2024

	Series K Preferred		Series N Preferred		Series P Preferred				Common Stock to	Additional
	stock		stock		stock		Common Stock		be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at June 30, 2025	-	$-	1,989,500	$19,895	-	$-	14,468,440,097	$1,468,844	-	$164,913,619	$(167,555,637)	$(1,153,279)
Issuance of Series P preferred stock for cash	-	-	-	-	200,000	2,000	-	-	-	198,000	-	200,000
Net income for the three months ended September 30, 2025	-	-	-	-	-	-	-	-	-	-	166,199	166,199
Balances at September 30, 2025	-	$-	1,989,500	$19,895	200,000	$2,000	14,688,440,097	$1,468,844	$-	$165,111,619	$(167,389,438)	$(787,080)

Balances at June 30, 2024	3	$-	1,864,500	$18,645	$-	-	14,688,440,097	$1,468,844	$30,000	$164,759,869	$(167,212,956)	$(935,598)
Net income for the three months ended September 30, 2024 (as restated Note K)	-	-	-	-	-	-	-	-	-	-	262,547	262,547
Balances at September 30, 2024 Restated (See Note K)	3	$-	1,864,500	$18,645	-	-	14,688,440,097	$1,468,844	$30,000	$164,759,869	$(166,950,409)	$(673,051)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended September 30, 2025 and 2024

	For the three months ended September 30, 2025	For the three months ended September 30, 2024 (Restated-See Note K)

OPERATING ACTIVITIES:
Net income (loss)	$166,199	$262,547
Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities:
Gain on derivative liability	(282,000)	-
Changes in operating assets and liabilities:
Security deposit	(4,221)	-
Accounts receivable	-	28,082
Accounts payable	(2,570)	(40,437)
Accrued interest	7,561	10,095
Accrued compensation	-	(43,173)
Net cash (used in) provided by operating activities	(115,031)	217,114

INVESTING ACTIVITIES:
Net cash provided (used) by investing activities	-	-

FINANCING ACTIVITIES:
Issuance Series P Preferred stock for cash	200,000	-
Repayment loan payable – related party	(100)	-
Payments on notes payable	-	(40,000)
Net cash provided (used) by financing activities	199,900	(40,000)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	84,869	177,114

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	68,108	115,747

CASH AND CASH EQUIVALENTS, END OF PERIOD	$152,977	$292,861

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2025 and 2024

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

For the three months ended September 30, 2025 and 2024

(Unaudited)

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2025 and 2024

(Unaudited)

NOTE B – BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2025 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 as filed with the Securities and Exchange Commission on December 30, 2025. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2025, and updated, as necessary, in this Quarterly Report on Form 10-Q.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended June 30, 2025 filed with the Securities and Exchange Commission on December 30, 2025.

Principles of Consolidation

The consolidated financial statements include the accounts of Global Technologies and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

As of September 30, 2025, Global Technologies, Ltd. (“Global” or the “Company”) had three wholly owned subsidiaries: 10 Fold Services, LLC (“10 Fold Services”), Primecare Supply, LLC (“Primecare Supply”), and GTLL Advisory Group, LLC (“GTLL Advisory”).

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

For the three months ended September 30, 2025 and 2024

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents. The Company has cash on deposit at one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. In the future, the Company may reduce its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $152,977 of cash and cash equivalents at September 30, 2025, of which none was held in foreign bank accounts, and $0 was not covered by FDIC insurance limits as of September 30, 2025.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2025 and June 30, 2025, there were no account receivables.

Concentrations of Risks

Concentration of Accounts Receivable – On September 30, 2025 and June 30, 2025, the Company had $0 and $0 in accounts receivable, respectively.

Concentration of Revenues – For the three months ended September 30, 2025 and 2024, the Company generated revenue of $195,325 and $669,431, respectively. One customer accounted for 100% of revenues in the three months ended September 30, 2025 and 2024.

Concentration of Suppliers – For the three months ended September 30, 2025 and 2024, the Company had 2 and 2 suppliers, respectively. The two suppliers, pharmaceutical compounding companies, are for the sales generated through Primecare Supply and 10 Fold Services.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2025, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2025 and 2024

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

The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. Please see NOTE G - DERIVATIVE LIABILITY for further information.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2025 and 2024

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

For the three months ended September 30, 2025 and 2024

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the three months ended September 30, 2025 and 2024, the Company excluded 3,000,000,000 and 3,000,000,000, respectively, shares relating to convertible notes payable to third parties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2025 and 2024

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recently Enacted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU became effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2016-13 had no material impact on our financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard became effective for us on May 1, 2022, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The adoption of ASU 2016-13 has not had a no material impact on our financial statements.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2025 and 2024

(Unaudited)

NOTE D – ACQUISITION AND DISPOSITION OF GOe3, LLC

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

NOTE E – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	September 30, 2025	June 30, 2025
	(Unaudited)

Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2023, with unamortized debt discount of $0 and $0 at, September 30, 2025 and June 30, 2025, respectively (i)	100,000	100,000
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2023, with unamortized debt discount of $0 and $0 at September 30, 2025 and June 30, 2025, respectively (ii)	200,000	200,000
Totals	$300,000	$300,000

(i)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of September 30, 2025, $100,000 principal plus $37,479 interest were due.

(ii)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of September 30, 2025, $200,000 principal plus $74,959 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2025 and 2024

(Unaudited)

NOTE F – LOANS PAYABLE – RELATED PARTIES

The loans payable, related parties, at September 30, 2025 and June 30, 2025 consisted of:

	September 30, 2025	June 30, 2025
	(Unaudited)

Loans payable officers/directors	$-	$100
Total loans payable, related parties	$-	$100

NOTE G - DERIVATIVE LIABILITY

The derivative liability at September 30, 2025 and June 30, 2025 consisted of:

	September 30, 2025	June 30, 2025
	(Unaudited)

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE E – NOTES PAYABLE, THIRD PARTIES for further information	498,000	780,000
Total derivative liability	$498,000	$780,000

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

The fair value of the derivative liability was measured at the respective issuance dates and at September 30, 2025, and June 30, 2025 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at September 30, 2025 were (1) stock price of $0.0002 per share, (2) conversion price of $0.0001 per share, (3) terms of 6 months, (4) expected volatility of 327.11%, and (5) risk free interest rate of 3.84%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2025 were (1) stock price of $0.0003 per share, (2) conversion price of $0.0001 per share, (3) terms of 6 months, (4) expected volatility of 327.11%, and (5) risk free interest rate of 4.29%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3

Balance at June 30, 2025	$780,000
Additions	-
(Gain) Loss	(282,000)
Change resulting from conversions and payoffs	-
Balance at September 30, 2025	$498,000

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2025 and 2024

(Unaudited)

NOTE H - CAPITAL STOCK

Preferred Stock

Series N Preferred Stock

On June 25, 2024, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series N Preferred Stock, par value $0.01. The designation of the new Series N Preferred Stock was approved by the Board of Directors on May 31, 2024. The Company is authorized to issue two million (2,000,000) shares of the Series N Preferred Stock. At September 30, 2025 and June 30, 2025, the Company has 1,989,500 and 1,989,500 shares of Series N Preferred Stock issued and outstanding, respectively.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2025 and 2024

(Unaudited)

NOTE H - CAPITAL STOCK (cont’d)

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

Series P Preferred Stock

On September 5, 2025, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series P Preferred Stock, par value $0.01. The designation of the new Series P Preferred Stock was approved by the Board of Directors on August 20, 2025. The Company is authorized to issue seven hundred fifty thousand (750,000) shares of the Series P Preferred Stock. At September 30, 2025 and June 30, 2025, the Company has 200,000 and 0 shares of Series P Stock Preferred Stock issued and outstanding, respectively.

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2025 and 2024

(Unaudited)

NOTE H - CAPITAL STOCK (cont’d)

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2025 and 2024

(Unaudited)

NOTE H - CAPITAL STOCK (cont’d)

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2025 and 2024

(Unaudited)

NOTE H - CAPITAL STOCK (cont’d)

At September 30, 2025 and June 30, 2025, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At September 30, 2025 and June 30, 2025, the Company has 14,688,440,097 and 14,688,440,097 shares of Class A Common Stock issued and outstanding, respectively. At September 30, 2025 and June 30, 2025, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At September 30, 2025 and June 30, 2025, the Company has 0 and 0 shares of Class B Common Stock issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the three months ended September 30, 2025 and year ended June 30, 2025, the Company issued and/or sold the following unregistered securities:

Common Stock:

Three months ended September 30, 2025

None.

Year ended June 30, 2025

None

Common Stock to be issued at June 30, 2025

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2025 and 2024

(Unaudited)

NOTE H - CAPITAL STOCK (cont’d)

Preferred Stock:

Three months ended September 30, 2025

Series P:

On August 24, 2025, the Company issued 200,000 shares of Series P Preferred Stock to an accredited investor pursuant to a private placement transaction and received cash proceeds of $200,000.

Year ended June 30, 2025

Series K:

Effective October 1, 2024, a former officer and director of GTLL returned the three shares of Series K Preferred Stock outstanding to the Company treasury at no cost to the Company.

Series N:

On February 2, 2025, the Company, pursuant to a Unanimous Written Consent of the Board of Directors, issued 125,000 shares of its Series N Preferred Stock to H. Wyatt Flippen in connection with his Executive Employment Agreement dated November 22, 2024.

Warrants and Options:

None.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2025 and 2024

(Unaudited)

NOTE I - COMMITMENTS AND CONTINGENCIES

Operating lease

On August 13, 2025, the Company, through its wholly owned subsidiary Primecare Supply, LLC, entered into a lease agreement for a sales office located at 550 N. Reo Street, Suite 230, Tampa, Florida 33609. The leased premises serve as the Company’s Tampa sales office and operate as a regional hub supporting sales, customer engagement, and business development activities related to software solutions and product procurement services offered to health and wellness clinics throughout the United States.

The lease commenced on September 15, 2025, with an initial term of one year and a monthly base rent of $4,078.67. In August 2025, the Company paid a security deposit of $4,221.42 to secure the lease, and Primecare Supply, LLC commenced occupancy of the leased premises on September 15, 2025. The Tampa location is not designated as the corporate headquarters or principal executive offices of Global Technologies, LTD or Primecare Supply, LLC.

The lease was entered into to support the expansion of the Company’s sales operations and is classified as an operating lease. Lease expense is recognized on a straight-line basis over the term of the lease.

Employment and Director Agreements

On November 22, 2024, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Flippen for his role as the Company’s Chief Executive Officer. Under the terms of the Agreement, Mr. Flippen is to receive a base salary of $8,500 per month and $125,000 worth of Series N Preferred Stock. The Agreement has a term of one year and shall renew for successive one year terms, unless either party terminates the Agreement. The Agreement is effective as of November 22, 2024. As of September 30, 2025 and June 30, 2025 accrued compensation due Mr. Flippen was $17,000 and $17,000 respectively.

NOTE J - GOING CONCERN UNCERTAINTY

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of September 30, 2025, we had an accumulated deficit of $167,389,438. For the three months ended September 30, 2025, we had cash used by operating activities in the amount of $115,031. We expect to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

NOTE K - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The effect of the restatement adjustments on the consolidated statement of operations for the three months ended September 30, 2024 follows:

	As previously reported	Restatement Adjustments	As Restated
Revenue	$669,431	$-	$669,431
Less: shared revenue	191,889	-	191,889
Net revenue	477,542	-	477,542

Total operating expenses	210,898	(5,998)	204,900
Income from operations	266,644	5,998	272,642

Interest expense	(10,095)	-	(10,095)

Income before provision of income taxes	256,549	5,998	262,547

Provision for income taxes	-	-	-

Net income	$256,549	$5,998	$262,547

Basic and diluted income (loss) per common share	$0.00	$0.00	$0.00

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2025 and 2024

(Unaudited)

NOTE K - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (cont’d)

The effect of the restatement adjustments on the consolidated statement of cash flows for the three months ended September 30, 2024 follows:

	As previously reported	Restatement Adjustments	As Restated
Net income (loss)	$256,549	$5,998	$262,547
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	5,998	(5,998)	-
Changes in operating assets and liabilities:
Accounts receivable	28,082	-	28,082
Accounts payable	(40,437)	-	(40,437)
Accrued interest	10,095	-	10,095
Accrued executive compensation	(43,173)	-	(43,173)
Net cash provided by operating activities	217,114	-	217,114

Net cash used in financing activities	(40,000)	-	(40,000)

Net increase in cash and cash equivalents	177,114	-	177,114

Cash and cash equivalents, beginning of period	115,747	-	115,747
Cash and cash equivalents, end of period	$292,861	$-	$292,861

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

Our principal executive office is located at 806 Green Valley Road, Suite 200, Greensboro, North Carolina 27408 and our telephone number is (973) 233-5151. Our website address is www.globaltechnologiesltd.info. The information provided on our website is not part of this Quarterly Report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this Quarterly Report.

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

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended September 30, 2025.

Please see our Annual Report on Form 10-K for the year ended June 30, 2025 filed on December 30, 2025, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Components of our Results of Operations

Revenues

Since our inception on January 20, 1999, we have generated minimal revenue from our operations. We cannot guarantee we will be successful in our business operations. We have limited financial resources and limited operations until such time that we are able to begin to generate revenue from our own operations. Our business is subject to risks inherent in the establishment of a new business plan through the start-up of our operating subsidiaries: 10 Fold Services, Primecare Supply, LLC and GTLL Advisory Group, LLC, including the financial risks associated with the limited capital resources currently available to us and risks associated with the implementation of our business strategies.

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

Results of Operations

For the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The following table sets forth information comparing the components of net income for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Period over Period Change
	2025	2024	$	%
Revenues, net	$195,325	$669,431	$(474,106)	-70.82%
Cost of revenues	98,397	191,889	(93,492)	-48.72%
Gross profit	96,928	477,542	(380,614)	-79.70%

Operating expenses:
Officers and directors compensation	94,209	25,000	69,209	276.84%
Salaries	17,788	-	17,788	100.00%
Professional services	27,371	136,916	(109,545)	-80.01%
Selling, general and administrative	65,774	42,984	22,790	53.02%
Total operating expenses	205,142	204,900	242	0.12%
Operating income (loss)	(108,214)	272,642	(380,856)	-139.69%

Other (expense) income:
Interest expense	(7,587)	(10,095)	(2,508)	-24.84%
Gain on derivative liability	282,000	-	282,000	100.00%
Total other income (expense)	274,413	(10,095)	285,408	-%
Income before income taxes	166,199	262,547	(96,348)	-36.69%
Income tax expense	-	-	-	-%
Net income	$166,199	$262,547	$(96,348)	-36.69%

Revenue

For the three months ended September 30, 2025 and 2024, we generated revenue of $195,325 and $669,431, respectively. Our revenue for the three months ended September 30, 2025 was largely attributable to revenue generated through Primecare Supply.

The Company experienced a decrease in revenue for the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to a strategic shift in the operating focus of its Primecare Supply subsidiary. During fiscal year 2025, the Company publicly disclosed changes occurring within the GLP-1 industry resulting from evolving FDA regulatory requirements impacting production and supply dynamics. During this transition period, the Company’s subsidiary, 10 Fold Services, served as the sole source of revenue and operated primarily as a wholesale procurement agent reliant on a single supplier.

Since that time, the Company has intentionally transitioned away from a predominantly wholesale model toward a direct-to-clinic sales strategy. While this shift has resulted in lower initial gross revenue volumes, it provides the Company with ownership of client relationships and data, improved supply-chain control, a more diversified product offering, and higher expected gross margins. As of September 30, 2025, Primecare Supply employed six direct-to-clinic account representatives and one director overseeing daily operations. Management believes this transition will result in slower near-term revenue growth but is designed to generate more sustainable revenue, improved margins, stronger free cash flow, and long-term shareholder value as sales volumes scale and mature.

Cost of Revenues

For the three months ended September 30, 2025 and 2024, cost of revenues was $98,397 and $191,889, respectively. The makeup of the cost of goods sold for the three months ended September 30, 2025 was entirely comprised of costs associated with the revenue derived from Primecare Supply

Gross Profit

For the three months ended September 30, 2025 and 2024, gross profit was $96,928 and $477,542, respectively.

Operating Expenses

Selling, general and administrative expenses were $65,774 and $42,984 for the three months ended September 30, 2025 and 2024, respectively, representing an increase of $22,790, or 53.02%.

Other Income (Expenses)

Other Income (expenses) were $274,413 and ($10,095) for the three months ended September 30, 2025 and 2024, respectively, representing an increase in other income of $285,408. The other (expenses) for the three months ended September 30, 2025 and 2024 was made up of interest expense.

Income tax expense

There was no income tax expense for the three months ended September 30, 2025 and September 30, 2024.

Net Income

For the three months ended September 30, 2025, net income was $166,199 as compared to net income of $262,547 for three months ended September 30, 2024, a decrease of $96,348.

Liquidity and Capital Resources

The following table summarizes the cash flows for the three months ended September 30, 2025 and 2024:

	2025	2024
Cash Flows:

Net cash (used in) provided by operating activities	$(115,031)	$217,114
Net cash provided by investing activities	-	-
Net cash (used in) financing activities	-	(40,000)

Net increase (decrease) in cash	84,869	177,114
Cash at beginning of period	68,108	115,747

Cash at end of period	$152,977	$292,861

As of September 30, 2025 and 2024, the Company had cash of $152,977 and $292,861, respectively.

We had cash used in operating activities of ($115,031) for the three months ended September 30, 2025, compared to new cash provided by operating activites of $217,114 for the three months ended September 30, 2024. The net cash used in operating activities for the three months ended September 30, 2025 consisted primarily of net income of $166,199 offset by a gain on derivative liability in the amount of $282,000, security deposit of $4,221 and accounts payable of $2,571.

We had cash provided by investing activities of $- and $- for the three months ended September 30, 2025 and 2024, respectively.

We had cash (used in) provided by financing activities of $0 and ($40,000) for the three months ended September 30, 2025 and 2024, respectively, of which $40,000 was for payments against convertible notes payable during the three months ended September 30, 2024.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended September 30, 2025 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

Item 1A. Risk Factors

Our business and common stock are subject to a number of risks and uncertainties. The discussion of such risks and uncertainties may be found under “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on December 30, 2025. There have been no material changes to these risks during the three months ended September 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

Issuance of common or preferred stock – Three months ended September 30, 2025

On August 24, 2025, the Company issued 200,000 shares of Series P Preferred Stock to an accredited investor pursuant to the private placement described above and received cash proceeds of $200,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit	Description

3.1	Certificate of Designation, Rights, Preferences and Limitations of Series N Preferred Stock filed with the State of Delaware (previously filed with Form 8-K on June 27, 2024)
3.2	Certificate of Designation of Series P Preferred Stock (previously filed with Form 8-K on September 3, 2025)
10.1	Employment Agreement dated November 22, 2024, by and between the Company and H. Wyatt Flippen (previously filed with Form 8-K on November 25, 2024)
10.2	Series P Subscription Agreement (previously filed with Form 8-K on September 3, 2025)
10.3	Revenue Sharing Agreement (previously filed with Form 8-K on September 3, 2025)
21.1*	Articles of Formation for Primecare Supply, LLC (previously filed with Form 10-Q on November 12, 2024)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

101*	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith (not filed).
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TECHNOLOGIES, LTD

By:	/s/ H. Wyatt Flippen
H. Wyatt Flippen
Chief Executive Officer and Chief Financial Officer

Date:	January 20, 2026

