Form 10-Q
period 2025-12-31
GLOBAL TECHNOLOGIES LTD
filed 2026-02-20
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

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

Registrant’s telephone number, including area code: (336) 740-9017

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

As of February 20, 2026, there were 14,688,440,097 shares of registrant’s Class A common stock outstanding.

GLOBAL TECHNOLOGIES, LTD

FORM 10-Q

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of December 31, 2025 (Unaudited) and June 30, 2025 (Audited)	1
Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2025 and 2024 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three and six months ended December 31, 2025 and 2024 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2025 and 2024 (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosure About Market Risk	28
Item 4. Controls and Procedures	28

PART II – OTHER INFORMATION	29

Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	30
EXHIBIT INDEX	30

SIGNATURES	31

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended December 31, 2025 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

iii

PART I

INDEX TO FINANCIAL STATEMENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of December 31, 2025 (Unaudited) and June 30, 2025 (Audited)	1
Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2025 and 2024 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three and six months ended December 31, 2025 and 2024 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the three and six months ended December 31, 2025 and 2024 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements	5

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025	June 30, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41,408	$68,108
Total current assets	41,408	68,108
Security deposit	4,221	-
TOTAL ASSETS	$45,629	$68,108

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$42,469	$19,410
Accrued interest	120,000	104,877
Accrued executive compensation	17,000	17,000
Notes payable-third parties	300,000	300,000
Loans payable, related party	-	100
Derivative liability	498,000	780,000
Total current liabilities	977,469	1,221,387

TOTAL LIABILITIES	977,469	1,221,387

STOCKHOLDERS’ (DEFICIENCY):
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series N; 2,000,000 shares authorized, par value $0.01, as of December 31, 2025 and June 30, 2025, there are 1,989,500 shares outstanding, respectively	19,895	19,895
Series P; 750,000 shares authorized, par value $0.01, as of December 31, 2025 and June 30, 2025, there are 200,000 and 0 shares outstanding, respectively	2,000	-
Class A Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of December 31, 2025 and June 30, 2025, there are 14,688,440,097 and 14,688,440,097 shares issued and outstanding, respectively	1,468,844	1,468,844
Additional paid- in capital Class A common stock	162,898,727	162,898,727
Additional paid- in capital preferred stock	2,212,892	2,014,892
Accumulated deficit	(167,534,198)	(167,555,637)
Total stockholders’ deficiency	(931,840)	(1,153,279)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$45,629	$68,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three and six months ended December 31, 2025 and 2024

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
		(Restated-See Note K)		(Restated-See Note K)
Revenue	$345,968	$917,077	$541,293	$1,586,508
Less shared revenue	209,621	782,495	308,018	974,384
Net revenue	136,347	134,582	233,275	612,124

Operating Expenses
Officer compensation	36,266	43,572	130,475	68,572
Salaries	48,021	-	65,809	-
Professional services	43,258	100,100	70,629	237,016
Selling, general and administrative	145,775	27,130	211,549	70,114

Total operating expenses	273,320	170,802	478,462	375,702

Income (loss) from operations	(136,973)	(36,220)	(245,187)	236,422

Other income (expenses)
Gain (loss) on derivative liability	-		282,000	-
Interest expense	(7,787)	(8,975)	(15,374)	(19,070)

Total other income (expense)	(7,787)	(8,975)	266,626	(19,070)

Income (loss) before provision for income taxes	(144,760)	(45,195)	21,439	217,352

Provision for income taxes

Net income (loss)	$(144,760)	$(45,195)	$21,439	$217,352

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average common shares outstanding – basic and diluted	14,688,440,097	14,688,440,097	14,688,440,097	14,688,440,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)

(UNAUDITED)

For the three and six months ended December 31, 2025 and 2024

	Series K Preferred		Series N Preferred		Series P Preferred				Common Stock to	Additional
	stock		stock		stock		Common Stock		be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at June 30, 2025	-	$-	1,989,500	$19,895	-	$-	14,468,440,097	$1,468,844	-	$164,913,619	$(167,555,637)	$(1,153,279)
Issuance of Series P preferred stock for cash	-	-	-	-	200,000	2,000	-	-	-	198,000	-	200,000
Net income for the three months ended September 30, 2025	-	-	-	-	-	-	-	-	-	-	166,199	166,199
Balances at September 30, 2025	-	$-	1,989,500	$19,895	200,000	2,000	14,468,440,097	$1,468,844	-	$165,111,619	(167,389,438)	$(787,080)
Net loss for the three months ended December 31, 2025	-	-	-	-	-	-	-	-	-	-	(144,760)	(144,760)
Balances at December 31, 2025	-	$-	1,989,500	$19,895	200,000	$2,000	14,688,440,097	$1,468,844	$-	$165,111,619	$(167,534,198)	$(931,840)

Balances at June 30, 2024	3	$-	1,864,500	$18,645	$-	-	14,688,440,097	$1,468,844	$30,000	$164,759,869	$(167,212,956)	$(935,598)
Net income for the three months ended September 30, 2024(as restated Note K)	-	-	-	-	-	-	-	-	-	-	262,547	262,547
Balances at September 30, 2024	3	$-	1,864,500	$18,645	$-	-	14,688,440,097	$1,468,844	$30,000	$164,759,869	$(166,950,409)	$(673,051)
Net loss for the three months ended December 31, 2024 (as restated Note K)	-	-	-	-	-	-	-	-	-	-	(45,195)	(45,195)
Balances at December 31, 2024 Restated (See Note K)	3	$-	1,864,500	$18,645	-	-	14,688,440,097	$1,468,844	$30,000	$164,759,869	$(166,995,604)	$(718,246)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended December 31, 2025 and 2024

	For the six months ended December 31, 2025	For the six months ended December 31, 2024 (Restated-See Note K)

OPERATING ACTIVITIES:
Net income (loss)	$21,439	$217,352
Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities:
Gain on derivative liability	(282,000)	-
Changes in operating assets and liabilities:
Security deposit	(4,221)	-
Accounts receivable	-	(62,317)
Accounts payable	23,059	(17,032)
Accrued interest	15,123	18,819
Accrued compensation	-	(58,333)
Net cash (used in) provided by operating activities	(226,600)	98,489

INVESTING ACTIVITIES:
Net cash provided (used) by investing activities	-	-

FINANCING ACTIVITIES:
Issuance Series P Preferred stock for cash	200,000	-
Repayment loan payable – related party	(100)	(35,340)
Payments on notes payable	-	(115,000)
Net cash provided (used) by financing activities	199,900	(150,340)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,700)	(51,851)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	68,108	115,747

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,408	$63,896

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2025 and 2024

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

Our principal executive offices are located at 806 Green Valley Road, Suite 200, Greensboro, North Carolina 27408 and our telephone number is (336) 740-9017. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report solely as an inactive textual reference.

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

For the six months ended December 31, 2025 and 2024

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2025 and 2024

(Unaudited)

NOTE B – BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2025 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

As of December 31, 2025, Global Technologies, Ltd. (“Global” or the “Company”) had three wholly owned subsidiaries: 10 Fold Services, LLC (“10 Fold Services”), Primecare Supply, LLC (“Primecare Supply”), and GTLL Advisory Group, LLC (“GTLL Advisory”).

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

For the six months ended December 31, 2025 and 2024

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents. The Company has cash on deposit at one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. In the future, the Company may reduce its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $41,408 of cash and cash equivalents at December 31, 2025, of which none was held in foreign bank accounts, and $0 was not covered by FDIC insurance limits as of December 31, 2025.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2025 and June 30, 2025, there were no account receivables.

Concentrations of Risks

Concentration of Accounts Receivable – On December 31, 2025 and June 30, 2025, the Company had $0 and $0 in accounts receivable, respectively.

Concentration of Revenues – For the six months ended December 31, 2025 and 2024, the Company generated revenues of $345,968 and $917,077, respectively. During the three months ended December 31, 2024, one customer accounted for 100% of the Company’s total revenues. For the three months ended December 31, 2025, revenues were generated through the Company’s wholly owned subsidiaries, Primecare Supply, LLC and GTLL Advisory Group, LLC, and were derived from multiple customers. No single customer accounted for 10% or more of total revenues during the three months ended December 31, 2025.

Concentration of Suppliers – For the six months ended December 31, 2025 and 2024, the Company maintained relationships with pharmaceutical compounding suppliers supporting its operating subsidiaries. During the six months ended December 31, 2024, substantially all product sourcing was conducted through a single supplier under the Company’s prior operating model within its 10 Fold Services subsidiary.

During the six months ended December 31, 2025, the Company’s Primecare Supply, LLC subsidiary expanded its supplier relationships and integrated multiple FDA-registered 503B outsourcing facilities into its procurement platform. Under the current operating model, these suppliers transact directly with clinics and medical spas, while the Company earns revenue through sales, marketing, and supply chain management services. As of December 31, 2025, the Company had relationships with five 503B suppliers, and purchases were concentrated among a limited number of these suppliers.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2025, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2025 and 2024

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

For the six months ended December 31, 2025 and 2024

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

For the six months ended December 31, 2025 and 2024

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the three months ended December 31, 2025 and 2024, the Company excluded 3,000,000,000 and 3,000,000,000, respectively, shares relating to convertible notes payable to third parties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2025 and 2024

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

For the six months ended December 31, 2025 and 2024

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

NOTE E – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	December 31, 2025	June 30, 2025
	(Unaudited)

Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2023, with unamortized debt discount of $0 and $0 at, December 31, 2025 and June 30, 2025, respectively (i)	100,000	100,000
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2023, with unamortized debt discount of $0 and $0 at December 31, 2025 and June 30, 2025, respectively (ii)	200,000	200,000
Totals	$300,000	$300,000

(i)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of December 31, 2025, $100,000 principal plus $37,479 interest were due.

(ii)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of December 31, 2025, $200,000 principal plus $74,959 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2025 and 2024

(Unaudited)

NOTE F – LOANS PAYABLE – RELATED PARTIES

The loans payable, related parties, at December 31, 2025 and June 30, 2025 consisted of:

	December 31, 2025	June 30, 2025
	(Unaudited)

Loans payable officers/directors	$-	$100
Total loans payable, related parties	$-	$100

NOTE G - DERIVATIVE LIABILITY

The derivative liability at December 31, 2025 and June 30, 2025 consisted of:

	December 31, 2025	June 30, 2025
	(Unaudited)

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE E – NOTES PAYABLE, THIRD PARTIES for further information	498,000	780,000
Total derivative liability	$498,000	$780,000

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

The fair value of the derivative liability was measured at the respective issuance dates and at December 31, 2025, and June 30, 2025 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2025 were (1) stock price of $0.0002 per share, (2) conversion price of $0.0001 per share, (3) terms of 6 months, (4) expected volatility of 327.11%, and (5) risk free interest rate of 3.84%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2025 were (1) stock price of $0.0003 per share, (2) conversion price of $0.0001 per share, (3) terms of 6 months, (4) expected volatility of 327.11%, and (5) risk free interest rate of 4.29%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3

Balance at June 30, 2025	$780,000
Additions	-
(Gain) Loss	(282,000)
Change resulting from conversions and payoffs	-
Balance at December 31, 2025	$498,000

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2025 and 2024

(Unaudited)

NOTE H - CAPITAL STOCK

Preferred Stock

Series N Preferred Stock

On June 25, 2024, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series N Preferred Stock, par value $0.01. The designation of the new Series N Preferred Stock was approved by the Board of Directors on May 31, 2024. The Company is authorized to issue two million (2,000,000) shares of the Series N Preferred Stock. At December 31, 2025 and June 30, 2025, the Company has 1,989,500 and 1,989,500 shares of Series N Preferred Stock issued and outstanding, respectively.

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

For the six months ended December 31, 2025 and 2024

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

Series P Preferred Stock

On September 5, 2025, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series P Preferred Stock, par value $0.01. The designation of the new Series P Preferred Stock was approved by the Board of Directors on August 20, 2025. The Company is authorized to issue seven hundred fifty thousand (750,000) shares of the Series P Preferred Stock. At December 31, 2025 and June 30, 2025, the Company has 200,000 and 0 shares of Series P Stock Preferred Stock issued and outstanding, respectively.

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

For the six months ended December 31, 2025 and 2024

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

For the six months ended December 31, 2025 and 2024

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2025 and 2024

(Unaudited)

NOTE H - CAPITAL STOCK (cont’d)

At December 31, 2025 and June 30, 2025, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At December 31, 2025 and June 30, 2025, the Company has 14,688,440,097 and 14,688,440,097 shares of Class A Common Stock issued and outstanding, respectively. At December 31, 2025 and June 30, 2025, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At December 31, 2025 and June 30, 2025, the Company has 0 and 0 shares of Class B Common Stock issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the three months ended December 31, 2025 and year ended June 30, 2025, the Company issued and/or sold the following unregistered securities:

Common Stock:

Three months ended December 31, 2025

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

For the six months ended December 31, 2025 and 2024

(Unaudited)

NOTE H - CAPITAL STOCK (cont’d)

Preferred Stock:

Three months ended December 31, 2025

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

Employment and Director Agreements

On November 22, 2024, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Flippen for his role as the Company’s Chief Executive Officer. Under the terms of the Agreement, Mr. Flippen is to receive a base salary of $8,500 per month and $125,000 worth of Series N Preferred Stock. The Agreement has a term of one year and shall renew for successive one year terms, unless either party terminates the Agreement. The Agreement is effective as of November 22, 2024. As of December 31, 2025 and June 30, 2025 accrued compensation due Mr. Flippen was $17,000 and $17,000 respectively.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2025 and 2024

(Unaudited)

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of December 31, 2025, we had an accumulated deficit of $167,534,198. For the six months ended December 31, 2025, we had cash used by operating activities in the amount of $226,600. We expect to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

NOTE K - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The effect of the restatement adjustments on the consolidated statement of operations for the three months ended September 30, 2024 follows:

	As previously reported	Restatement Adjustments	As Restated
Revenue	$669,431	$-	$669,431
Less: shared revenue	191,889	-	191,889
Net revenue	477,542	-	477,542

Total operating expenses	210,898	(5,998)	204,900
Income from operations	266,644	5,998	272,642

Interest expense	(10,095)	-	(10,095)

Income before provision of income taxes	256,549	5,998	262,547

Provision for income taxes	-	-	-

Net income	$256,549	$5,998	$262,547

Basic and diluted income per common share	$0.00	$0.00	$0.00

The effect of the restatement adjustments on the consolidated statement of operations for the six months ended December 31, 2024 follows:

	As previously reported	Restatement Adjustments	As Restated
Revenue	$1,586,508	$-	$1,586,508
Less: shared revenue	736,384	238,000	974,384
Net revenue	850,124	(238,000)	612,124

Total operating expenses	387,698	(11,996)	375,702
Income from operations	462,426	(226,004)	236,422

Interest expense	(19,070)	-	(19,070)

Income before provision of income taxes	443,356	(226,004)	217,352

Provision for income taxes	-	-	-

Net income	$443356	$(226,004)	$217,352

Basic and diluted income per common share	$0.00	$(0.00)	$0.00

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2025 and 2024

(Unaudited)

NOTE K - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (cont’d)

The effect of the restatement adjustments on the consolidated statement of cash flows for the three months ended September 30, 2024 follows:

	As previously reported	Restatement Adjustments	As Restated
Net income	$256,549	$5,998	$262,547
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	5,998	(5,998)	-
Changes in operating assets and liabilities:
Accounts receivable	28,082	-	28,082
Accounts payable	(40,437)	-	(40,437)
Accrued interest	10,095	-	10,095
Accrued executive compensation	(43,173)	-	(43,173)
Net cash provided by operating activities	217,114	-	217,114

Net cash used by financing activities	(40,000)	-	(40,000)

Net increase in cash and cash equivalents	177,114	-	177,114

Cash and cash equivalents, beginning of period	115,747	-	115,747
Cash and cash equivalents, end of period	$292,861	$-	$292,861

The effect of the restatement adjustments on the consolidated statement of cash flows for the six months ended December 31, 2024 follows:

	As previously reported	Restatement Adjustments	As Restated
Net income (loss)	$443,356	$(226,004)	$217,352
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	11,996	(11,996)	-
Changes in operating assets and liabilities:
Accounts receivable	(62,317)	-	(62,317)
Accounts payable	(17,032)	-	(17,032)
Accrued interest	18,819	-	18,819
Accrued executive compensation	(58,333)	-	(58,333)
Net cash provided by operating activities	335,489	(238,000)	98,489

Net cash (used) by investing activities	(238,000)	238,000	-

Net cash used by financing activities	(150,340)	-	(150,340)

Net increase in cash and cash equivalents	(51,851)	-	(51,851)

Cash and cash equivalents, beginning of period	115,747	-	115,747
Cash and cash equivalents, end of period	$63,896	$-	$63,896

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

Our principal executive office is located at 806 Green Valley Road, Suite 200, Greensboro, North Carolina 27408 and our telephone number is (336) 740-9017. Our website address is www.globaltechnologiesltd.info. The information provided on our website is not part of this Quarterly Report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this Quarterly Report.

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

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended December 31, 2025.

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

Results of Operations

For the Three and Six Months Ended December 31, 2025 Compared to the Three and Six Months Ended December 31, 2024

For the three and six months ended December 31, 2025 and 2024

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
		(Restated-See Note K)		(Restated-See Note K)
Revenue	$345,968	$917,077	$541,293	$1,586,508
Less shared revenue	209,621	782,495	308,018	974,384
Net revenue	136,347	134,582	233,275	612,124

Operating Expenses
Officer compensation	36,266	43,572	130,475	68,572
Salaries	48,021	-	65,809	-
Professional services	43,258	100,100	70,629	237,016
Selling, general and administrative	145,775	27,130	211,549	70,114

Total operating expenses	273,320	170,802	478,462	375,702

Income (loss) from operations	(136,973)	(36,220)	(245,187)	236,422

Other income (expenses)
Gain (loss) on derivative liability	-		282,000	-
Interest expense	(7,787)	(8,975)	(15,374)	(19,070)

Total other income (expense)	(7,787)	(8,975)	266,626	(19,070)

Income (loss) before provision for income taxes	(144,760)	(45,195)	21,439	217,352

Provision for income taxes

Net income (loss)	$(144,760)	$(45,195)	$21,439	$217,352

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average common shares outstanding – basic and diluted	14,688,440,097	14,688,440,097	14,688,440,097	14,688,440,097

Revenue

For the six months ended December 31, 2025 and 2024, we generated revenue of $541,293 and $1,586,508, respectively. Our revenue for the six months ended December 31, 2025 was largely attributable to revenue generated through Primecare Supply.

The Company experienced a decrease in revenue for the three months ended December 31, 2025, as compared to the same period in 2024, primarily due to a strategic shift in the operating focus of its Primecare Supply subsidiary. During fiscal year 2025, the Company publicly disclosed changes occurring within the GLP-1 industry resulting from evolving FDA regulatory requirements impacting production and supply dynamics. During this transition period, the Company’s subsidiary, 10 Fold Services, served as the sole source of revenue and operated primarily as a wholesale procurement agent reliant on a single supplier.

Since that time, the Company has intentionally transitioned away from a predominantly wholesale model toward a direct-to-clinic sales strategy. While this shift has resulted in lower initial gross revenue volumes, it provides the Company with ownership of client relationships and data, improved supply-chain control, a more diversified product offering, and higher expected gross margins. As of December 31, 2025, Primecare Supply employed six direct-to-clinic account representatives and one director overseeing daily operations. Management believes this transition will result in slower near-term revenue growth but is designed to generate more sustainable revenue, improved margins, stronger free cash flow, and long-term shareholder value as sales volumes scale and mature.

Operating Expenses

Selling, general and administrative expenses were $478,462 and $375,702 for the six months ended December 31, 2025 and 2024, respectively, representing an increase of $102,760, or 27.35%.

Other Income (Expenses)

Other Income (expenses) were $266,626 and ($19,070) for the six months ended December 31, 2025 and 2024, respectively, representing an increase in other income of $285,696. Gain on derivative liability was $282,000 for the six months ended December 31, 2025.

Income tax expense

There was no income tax expense for the six months ended December 31, 2025 and 2024.

Net Income (Loss)

For the six months ended December 31, 2025, net income was $21,439 as compared to net income of $217,352 for six months ended December 31, 2024, a decrease of $195,913.

Liquidity and Capital Resources

The following table summarizes the cash flows for the six months ended December 31, 2025 and 2024:

	2025	2024
Cash Flows:

Net cash (used in) provided by operating activities	$(226,600)	$98,489
Net cash provided by investing activities	-	-
Net cash (used in) financing activities	199,900	(150,340)

Net (decrease) in cash	(26,700)	(51,851)
Cash at beginning of period	68,108	115,747

Cash at end of period	$41,408	$63,896

As of December 31, 2025 and 2024, the Company had cash of $41,408 and $63,896, respectively.

We had cash used in operating activities of ($226,600) for the six months ended December 31, 2025, compared to new cash provided by operating activities of $98,489 for the six months ended December 31, 2024. The net cash used in operating activities for the six months ended December 31, 2025 consisted primarily of net income of $21,439 offset by a gain on derivative liability in the amount of $282,000, security deposit of $4,221, accounts payable of $23,059, and accrued interest of 15,123.

We had cash provided by investing activities of $- and $- for the six months ended December 31, 2025 and 2024, respectively.

We had cash (used in) provided by financing activities of $199,900 and ($150,340) for the six months ended December 31, 2025 and 2024, respectively.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the six months ended December 31, 2025 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

Item 1A. Risk Factors

Our business and common stock are subject to a number of risks and uncertainties. The discussion of such risks and uncertainties may be found under “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on December 30, 2025. There have been no material changes to these risks during the six months ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

Issuance of common or preferred stock – Six months ended December 31, 2025

On August 24, 2025, the Company issued 200,000 shares of Series P Preferred Stock to an accredited investor pursuant to the private placement described above and received cash proceeds of $200,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended December 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

GLOBAL TECHNOLOGIES, LTD

By:	/s/ H. Wyatt Flippen
H. Wyatt Flippen
Chief Executive Officer and Chief Financial Officer

Date:	February 20, 2026

