Form 10-Q/A
period 2025-12-31
GLOBAL TECHNOLOGIES LTD
filed 2026-03-23
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of March 23, 2026, there were 14,688,440,097 shares of registrant’s Class A common stock outstanding.

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

i

Explanatory Note

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2025 (the “Form 10-Q/A”) is being filed to reflect revisions identified during the completion of a subsequent review by the Company’s independent registered public accounting firm.

The amendments contained herein primarily relate to updates and refinements of certain disclosures and classifications determined to be non-material to the previously issued financial statements, specifically Note K and Note L. No changes have been made that materially affect the Company’s reported financial position, results of operations, or cash flows for the periods presented.

This Form 10-Q/A has been reviewed by the Company’s independent registered public accounting firm and is being filed to ensure the Company’s disclosures are complete, accurate, and consistent with applicable reporting standards. Accordingly, this filing amends and restates the Original Filing in its entirety.

ii

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

iii

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

iv

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

Net Revenue Presentation and Principal vs. Agent Considerations

During the current fiscal period, the Company has transitioned its operating model to focus on direct-to-clinic sales through its subsidiary, Primecare Supply, LLC. Under this model, the Company facilitates transactions between licensed pharmaceutical manufacturers and licensed medical providers but does not take ownership or physical possession of the underlying pharmaceutical products.

In accordance with ASC 606, the Company evaluates whether it acts as a principal or an agent in these transactions. Based on this assessment, management has concluded that the Company acts as an agent, as it does not control the specified goods prior to transfer to the customer, does not assume inventory risk, and its consideration is earned in the form of a defined margin or fee for facilitating the transaction.

Accordingly, the Company recognizes revenue on a net basis, representing the amount of consideration to which it expects to be entitled for its performance in facilitating these transactions. This net presentation is reflected as revenue in the accompanying consolidated financial statements.

Prior to this transition, the Company recognized revenue on a gross basis associated with wholesale distribution arrangements, with corresponding revenue-sharing obligations recorded as cost of revenues. The current presentation results in lower reported revenue compared to historical periods; however, it more appropriately reflects the Company’s role in the transaction under ASC 606 and the economics of its current business model.

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

NOTE K - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The effect of the restatement adjustments on the consolidated statement of operations for the three months ended December 31, 2024 follows:

	As previously reported	Restatement Adjustments	As Restated
Revenue	$917,077	$-	$917,077
Less: shared revenue	544,495	238,000	782,495
Net revenue	372,582	(238,000)	134,582

Total operating expenses	176,800	(5,998)	170,802
Income from operations (loss)	195,782	(159,562)	(36,220)

Interest expense	(8,975)	-	(8,975)

Income before provision of income taxes	186,807	(141,612)	(45,195)

Provision for income taxes	-	-	-

Net income	$186,807	$(141,612)	$(45,195)

Basic and diluted income per common share	$0.00	$0.00	$0.00

The effect of the restatement adjustments on the consolidated statement of operations for the six months ended December 31, 2024 follows:

	As previously reported	Restatement Adjustments	As Restated
Revenue	$1,586,508	$-	$1,586,508
Less: shared revenue	736,384	238,000	974,384
Net revenue	850,124	(238,000)	612,124

Total operating expenses	387,698	(11,996)	375,702
Income from operations	462,426	(226,004)	236,422

Interest expense	(19,070)	-	(19,070)

Income before provision of income taxes	443,356	(226,004)	217,352

Provision for income taxes	-	-	-

Net income	$443356	$(226,004)	$217,352

Basic and diluted income per common share	$0.00	$(0.00)	$0.00

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

NOTE L - SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted the following events requiring disclosure:

Series P Preferred Stock Issuance

Subsequent to the reporting period, the Company issued shares of its Series P Preferred Stock in private placement transactions with accredited investors. On February 23, 2026, the Company issued 30,000 shares of Series P Preferred Stock for gross proceeds of $30,000. The securities were issued pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. Proceeds are intended to be used for general working capital and corporate purposes.

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

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit	Description

3.1	Certificate of Designation, Rights, Preferences and Limitations of Series N Preferred Stock filed with the State of Delaware (previously filed with Form 8-K on June 27, 2024)
3.2	Certificate of Designation of Series P Preferred Stock (previously filed with Form 8-K on September 3, 2025)
10.1	Employment Agreement dated November 22, 2024, by and between the Company and H. Wyatt Flippen (previously filed with Form 8-K on November 25, 2024)
10.2	Series P Subscription Agreement (previously filed with Form 8-K on September 3, 2025)
10.3	Revenue Sharing Agreement (previously filed with Form 8-K on September 3, 2025)
21.1	Articles of Formation for Primecare Supply, LLC (previously filed with Form 10-Q on November 12, 2024)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Graphic	Corporate logo- Global Technologies, Ltd

101*	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith (not filed).
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TECHNOLOGIES, LTD

By:	/s/ H. Wyatt Flippen
H. Wyatt Flippen
Chief Executive Officer and Chief Financial Officer

Date:	March 23, 2026

