Form 10-Q
period 2026-03-31
GLOBAL TECHNOLOGIES LTD
filed 2026-06-03
CIK 932021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

As of June 2, 2026, there were 14,688,440,097 shares of registrant’s Class A common stock outstanding. [Confirm share count and date before filing.]

GLOBAL TECHNOLOGIES, LTD

FORM 10-Q

FOR THE NINE MONTHS ENDED MARCH 31, 2026

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and June 30, 2025 (Audited)	1
Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2026 and 2025 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three and nine months ended March 31, 2026 and 2025 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2026 and 2025 (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosure About Market Risk	29
Item 4. Controls and Procedures	29

PART II – OTHER INFORMATION	29

Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	31
EXHIBIT INDEX	31

SIGNATURES	32

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2026 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

iii

PART I

INDEX TO FINANCIAL STATEMENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and June 30, 2025 (Audited)	1
Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2026 and 2025 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three and nine months ended March 31, 2026 and 2025 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2026 and 2025 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements	5

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	June 30, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,178	$68,108
Total current assets	38,178	68,108
Security deposit	4,221	-
TOTAL ASSETS	$42,399	$68,108

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$121,055	$19,410
Accrued interest	127,397	104,877
Accrued executive compensation	89,750	17,000
Notes payable-third parties	300,000	300,000
Loans payable, related party	-	100
Derivative liability	498,000	780,000
Total current liabilities	1,136,202	1,221,387

TOTAL LIABILITIES	1,136,202	1,221,387

STOCKHOLDERS’ (DEFICIENCY):
Preferred stock; 5,000,000 shares authorized, $.01 par value:
Series N; 2,000,000 shares authorized, par value $0.01, as of March 31, 2026 and June 30, 2025, there are 1,989,500 shares outstanding, respectively	19,895	19,895
Series P; 750,000 shares authorized, par value $0.01, as of March 31, 2026 and June 30, 2025, there are 230,000 and 0 shares outstanding, respectively	2,300	-

Class A Common stock; 14,991,000,000 shares authorized, $.0001 par value, as of March 31, 2026 and June 30, 2025, there are 14,688,440,097 and 14,688,440,097 shares issued and outstanding, respectively	1,468,844	1,468,844
Additional paid- in capital Class A common stock	162,898,727	162,898,727
Additional paid- in capital preferred stock	2,242,592	2,014,892
Accumulated deficit	(167,726,161)	(167,555,637)
Total stockholders’ deficiency	(1,093,803)	(1,153,279)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$42,399	$68,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three and nine months ended March 31, 2026 and 2025

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
		(Restated-See Note K)		(Restated-See Note K)
Revenue	$101,529	$1,001,944	$642,822	$2,588,452
Less shared revenue	9,297	947,953	317,315	1,922,337
Net revenue	92,232	53,991	325,507	666,115

Operating Expenses
Officer compensation	24,250	66,611	154,725	135,183

Salaries	48,500	-	114,309	-
Consulting/marketing services	-	130,999	-	359,015
Depreciation Expense	-	14,262	-	14,262
Professional services	79,989	2,050	150,618	11,050
Selling, general and administrative	124,059	27,458	335,608	97,572

Total operating expenses	276,798	241,380	755,260	617,082

Income (loss) from operations	(184,566)	(187,389)	(429,753)	49,033

Other income (expenses)
Gain (loss) on derivative liability	-	-	282,000	-
Interest expense	(7,397)	(5,908)	(22,771)	(24,978)

Total other income (expense)	(7,397)	(5,908)	259,229	(24,978)

Income (loss) before provision for income taxes	(191,963)	(193,297)	(170,524)	24,055

Provision for income taxes	-	-	-

Net income (loss)	$(191,963)	$(193,297)	$(170,524)	$24,055

Basic and diluted income (loss) per common share	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding – basic and diluted	14,688,440,097	14,688,440,097	14,688,440,097	14,688,440,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)

(UNAUDITED)

For the three and nine months ended March 31, 2026 and 2025

	Series K Preferred		Series N Preferred		Series P Preferred				Common Stock to	Additional
	stock		stock		stock		Common Stock		be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances at June 30, 2025	-	$-	1,989,500	$19,895	-	$-	14,468,440,097	$1,468,844	-	$164,913,619	$(167,555,637)	$(1,153,279)
Issuance of Series P preferred stock for cash	-	-	-	-	200,00	2,000	-	-	-	198,000	-	200,000
Net income for the three months ended September 30, 2025	-	-	-	-	-	-	-	-	-	-	166,199	166,199
Balances at September 30, 2025	-	-	1,989,500	19,895	200,000	$2,000	14,468,440,097	$1,468,844	-	$165,111,619	(167,389,438)	$(787,080)
Net loss for the three months ended December 31, 2025	-	-	-	-	-	-	-	-	-	-	(144,760)	(144,760)
Balances at December 31, 2025	-	$-	1,989,500	$19,895	200,000	$2,000	14,688,440,097	$1,468,844	$-	$165,111,619	$(167,534,198)	$(931,840)

Issuance of Series P preferred stock for cash					30,000	$300				$29,700		$30,000
Net loss for the three months ended March 31, 2026	-	-	-	-	-	-	-	-	-	-	(191,963)	(191,963)
Balances at March 31, 2026	-	$-	1,989,500	$19,895	230,000	2,300	14,468,440,097	$1,468,844	-	$165,141,319	(167,726,161)	$(1,093,803)

Balances at June 30, 2024	3	$-	1,864,500	$18,645	$-	-	14,688,440,097	$1,468,844	$30,000	$164,759,869	$(167,212,956)	$(935,598)
Net income for the three months ended September 30, 2024(as restated Note K)	-	-	-	-	-	-	-	-	-	-	262,547	262,547
Balances at September 30, 2024	3	$-	1,864,500	$18,645	$-	-	14,688,440,097	$1,468,844	$30,000	$164,759,869	$(166,950,409)	$(673,051)
Net Loss for the three months ended December 31, 2024(as restated Note K)											(45,195)	(45,195)
Balances at December 31, 2024(as restated Note K)	3	$-	1,864,500	$18,645	-	-	14,688,440,097	$1,468,844	$30,000	$164,759,869	$(166,995,604)	$(718,246)
Net loss for the three months ended March 31, 2025 (as restated Note K)	-	-	-	-	-	-	-	-	-	-	(193,297)	(193,297)
Balances at March 31, 2025 Restated (See Note K)	3	$-	1,864,500	$18,645	-	-	14,688,440,097	$1,468,844	$30,000	$164,759,869	$(167,188,901)	$(911,543)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL TECHNOLOGIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the nine months ended March 31, 2026 and 2025

	For the nine months ended March 31, 2026	For the nine months ended March 31, 2025 (Restated-See Note K)

OPERATING ACTIVITIES:
Net income (loss)	$(170,524)	$24,055
Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities:
Gain on derivative liability	(282,000)	-
Depreciation	-	14,262
Changes in operating assets and liabilities:
Security deposit	(4,221)	-
Accounts receivable	-	(266,046)
Accounts payable / accrued expenses	101,645	(325,841)
Accrued interest	22,520	24,727
Accrued compensation	72,750	(58,333)
Net cash (used in) provided by operating activities	(259,830)	64,506

INVESTING ACTIVITIES:
Net cash provided (used) by investing activities	-	-

FINANCING ACTIVITIES:
Issuance Series P Preferred stock for cash	$230,000	-
Repayment loan payable – related party	(100)	(35,340)
Payments on notes payable	0	(115,000)
Net cash provided (used) by financing activities	229,900	(150,340)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,930)	(85,834)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	68,108	115,747

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,178	$29,913

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$0	$-
Interest paid	$0	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2026 and 2025

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

For the nine months ended March 31, 2026 and 2025

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2026 and 2025

(Unaudited)

NOTE B – BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2026 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

As of March 31, 2026, Global Technologies, Ltd. (“Global” or the “Company”) had three wholly owned subsidiaries: 10 Fold Services, LLC (“10 Fold Services”), Primecare Supply, LLC (“Primecare Supply”), and GTLL Advisory Group, LLC (“GTLL Advisory”).

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

For the nine months ended March 31, 2026 and 2025

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents. The Company has cash on deposit at one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. In the future, the Company may reduce its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $38,178 of cash and cash equivalents at March 31, 2026, of which none was held in foreign bank accounts, and $0 was not covered by FDIC insurance limits as of March 31, 2026.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Global Technologies’ customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At March 31, 2026 and June 30, 2025, there were no account receivables.

Concentrations of Risks

Concentration of Accounts Receivable – On March 31, 2026 and June 30, 2025, the Company had $0 and $266,046 in accounts receivable, respectively.

Concentration of Revenues – For the nine months ended March 31, 2026 and 2025, the Company generated revenues of $642,822 and $2,588,452, respectively. During the three months ended March 31, 2025, one customer accounted for 100% of the Company’s total revenues. During the three months ended March 31, 2026, revenues were generated through the Company’s wholly owned subsidiaries, Primecare Supply, LLC and GTLL Advisory Group, LLC, and were derived from multiple customers. No single customer accounted for 10% or more of total revenues during the three months ended March 31, 2026.

The decrease in reported revenues period-over-period was primarily attributable to changes in the Company’s business model and revenue recognition presentation, including the transition from the prior GLP-1 procurement model in 2025 to the Company’s current multi-customer procurement and advisory services model in 2026. Under the current model, the Company generally recognizes revenue on a net basis where it acts as an agent or intermediary, rather than reporting gross transaction volume as revenue. As a result, reported top-line revenues may be materially lower than prior periods even where underlying procurement activity or customer activity remains significant.

Concentration of Suppliers – For the nine months ended March 31, 2026 and 2025, the Company maintained relationships with pharmaceutical compounding suppliers supporting its operating subsidiaries. During the nine months ended March 31, 2025, substantially all product sourcing was conducted through a single supplier under the Company’s prior operating model within its 10 Fold Services subsidiary.

During the nine months ended March 31, 2026, the Company’s Primecare Supply, LLC subsidiary expanded its supplier relationships and integrated multiple FDA-registered 503B outsourcing facilities into its procurement platform. Under the current operating model, these suppliers transact directly with clinics and medical spas, while the Company earns revenue through sales, marketing, and supply chain management services. As of March 31, 2026, the Company had relationships with five 503B suppliers, and purchases were concentrated among a limited number of these suppliers.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2026, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2026 and 2025

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

For the nine months ended March 31, 2026 and 2025

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

For the nine months ended March 31, 2026 and 2025

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the three months ended March 31, 2026 and 2024, the Company excluded 3,000,000,000 and 3,000,000,000, respectively, shares relating to convertible notes payable to third parties.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2026 and 2024

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

For the nine months ended March 31, 2026 and 2025

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

NOTE E – NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	March 31, 2026	June 30, 2025
	(Unaudited)

Convertible Promissory Note dated January 20, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due January 20, 2023, with unamortized debt discount of $0 and $0 at, March 31, 2026 and June 30, 2025, respectively (i)	100,000	100,000
Convertible Promissory Note dated February 22, 2021 payable to Tri-Bridge Ventures, LLC (“Tri-Bridge”), interest at 10%, due February 22, 2023, with unamortized debt discount of $0 and $0 at March 31, 2026 and June 30, 2025, respectively (ii)	200,000	200,000
Totals	$300,000	$300,000

(i)	On January 20, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $150,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note was partially funded on January 27, 2021 in the amount of $100,000. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (January 20, 2022) at the option of the holder. The Conversion Price shall be equal to Fifty Percent (50%) of the lowest Trading Price (defined below) during the Valuation Period (defined below), and the Conversion Amount shall be the amount of principal or interest electively converted in the Conversion Notice. The total number of shares due under any conversion notice (“Notice Shares”) will be equal to the Conversion Amount divided by the Conversion Price. On the date that a Conversion Notice is delivered to Holder, the Company shall deliver an estimated number of shares (“Estimated Shares”) to Holder’s brokerage account equal to the Conversion Amount divided by 50% of the Market Price. “Market Price” shall mean the lowest of the daily Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The “Valuation Period” shall mean twenty (20) Trading Days, commencing on the first Trading Day following delivery and clearing of the Notice Shares in Holder’s brokerage account, as reported by Holder (“Valuation Start Date”). As of March 31, 2026, $100,000 principal plus $37,479 interest were due.

(ii)	On February 22, 2021, the Company executed a Convertible Note (the “Convertible Note”) payable to Tri-Bridge Ventures, LLC (the “Holder”) in the principal amount of up to $200,000. The Convertible Note shall accrue interest at 10% per annum. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 22, 2022) at the option of the holder. The conversion price shall be equal to the lesser of (i) the price of any public offering of the Maker’s Common Stock or (ii) Fifty Percent (50%) of the lowest Trading Price (defined below) during the Twenty Trading Day period prior to the day the Holder delivers the Conversion Notice (“Conversion Price”). “Trading Price” means, for any security as of any date, any trading price on the OTC Bulletin Board, or other applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Maker and Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the price of such security on the principal securities exchange or trading market where such security is listed or traded. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Convertible Note was funded on March 2, 2021. As of March 31, 2026, $200,000 principal plus $74,959 interest were due.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2026 and 2025

(Unaudited)

NOTE F – LOANS PAYABLE – RELATED PARTIES

The loans payable, related parties, at March 31, 2026 and June 30, 2025 consisted of:

	March 31, 2026		June 30, 2025
		(Unaudited)

Loans payable officers/directors		$-	$100
Total loans payable, related parties	$		$100

NOTE G - DERIVATIVE LIABILITY

The derivative liability at March 31, 2026 and June 30, 2025 consisted of:

	March 31, 2026	June 30, 2025
	(Unaudited)

Convertible Promissory Notes payable to Tri-Bridge Ventures, LLC. Please see NOTE E – NOTES PAYABLE, THIRD PARTIES for further information	498,000	780,000
Total derivative liability	$498,000	$780,000

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

The fair value of the derivative liability was measured at the respective issuance dates and at March 31, 2026, and June 30, 2025 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at March 31, 2026 were (1) stock price of $0.0002 per share, (2) conversion price of $0.0001 per share, (3) terms of 6 months, (4) expected volatility of 327.11%, and (5) risk free interest rate of 3.84%. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2025 were (1) stock price of $0.0003 per share, (2) conversion price of $0.0001 per share, (3) terms of 6 months, (4) expected volatility of 327.11%, and (5) risk free interest rate of 4.29%.

The following table provides a reconciliation of the beginning and ending balances for the convertible note embedded derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3

Balance at June 30, 2025	$780,000
Additions	-
(Gain) Loss	(282,000)
Change resulting from conversions and payoffs	-
Balance at March 31, 2026	$498,000

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2026 and 2025

(Unaudited)

NOTE H - CAPITAL STOCK

Preferred Stock

Series N Preferred Stock

On June 25, 2024, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series N Preferred Stock, par value $0.01. The designation of the new Series N Preferred Stock was approved by the Board of Directors on May 31, 2024. The Company is authorized to issue two million (2,000,000) shares of the Series N Preferred Stock. At March 31, 2026 and June 30, 2025, the Company has 1,989,500 and 1,989,500 shares of Series N Preferred Stock issued and outstanding, respectively.

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

For the nine months ended March 31, 2026 and 2025

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

Series P Preferred Stock

On September 5, 2025, the Company filed a Certificate of Designations, Rights, Preferences and Limitations for a newly designated Series P Preferred Stock, par value $0.01. The designation of the new Series P Preferred Stock was approved by the Board of Directors on August 20, 2025. The Company is authorized to issue seven hundred fifty thousand (750,000) shares of the Series P Preferred Stock. At March 31, 2026 and June 30, 2025, the Company has 230,000 and 0 shares of Series P Stock Preferred Stock issued and outstanding, respectively.

Each share of Series P Preferred Stock is convertible into one share of Class A Common Stock at the option of the holder, has voting rights equal to 1000 votes per share, a nine-month lock-up period, and a liquidation preference senior to common stock and junior to Series N Preferred Stock. Holders are also entitled to receive quarterly revenue share distributions equal to 5% of the net revenue of Primecare Supply, LLC and PulseAi; and 5% of the gross revenue of GTLL Advisory Group, LLC until each holder has received 200% of their original investment.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2026 and 2024

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

For the nine months ended March 31, 2026 and 2024

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2026 and 2024

(Unaudited)

NOTE H - CAPITAL STOCK (cont’d)

At March 31, 2026 and June 30, 2025, the Company is authorized to issue 14,991,000,000 and 14,991,000,000 shares of Class A Common Stock, respectively. At March 31, 2026 and June 30, 2025, the Company has 14,688,440,097 and 14,688,440,097 shares of Class A Common Stock issued and outstanding, respectively. At March 31, 2026 and June 30, 2025, the Company is authorized to issue 4,000,000 and 4,000,000 shares of Class B Common Stock, respectively. At March 31, 2026 and June 30, 2025, the Company has 0 and 0 shares of Class B Common Stock issued and outstanding, respectively.

Common Stock, Preferred Stock and Warrant Issuances

For the three months ended March 31, 2026 and year ended June 30, 2025, the Company issued and/or sold the following unregistered securities:

Common Stock:

Three months ended March 31, 2026

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

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2026 and 2024

(Unaudited)

NOTE H - CAPITAL STOCK (cont’d)

Preferred Stock:

Series P Preferred Stock

As of March 31, 2026, the Company had issued an aggregate of 230,000 shares of Series P Preferred Stock pursuant to private placement transactions, for aggregate cash proceeds of $230,000.

During the three months ended March 31, 2026, the Company issued 30,000 shares of Series P Preferred Stock to an accredited investor pursuant to a private placement transaction and received cash proceeds of $30,000.

On August 24, 2025, the Company issued 200,000 shares of Series P Preferred Stock to an accredited investor pursuant to a private placement transaction and received cash proceeds of $200,000. This issuance occurred prior to the current quarterly period and is included in the aggregate Series P Preferred Stock issued and outstanding as of March 31, 2026.

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

Employment and Director Agreements

On November 22, 2024, the Company entered into an Executive Employment Agreement with H. Wyatt Flippen, the Company’s Chief Executive Officer. Pursuant to the agreement, Mr. Flippen is entitled to receive a base salary of $8,500 per month and $125,000 worth of Series N Preferred Stock. The agreement has an initial term of one year and renews automatically for successive one-year terms unless terminated by either party in accordance with its terms. As of March 31, 2026 and June 30, 2025, accrued compensation due to Mr. Flippen was $42,500 and $17,000, respectively.

On November 17, 2025, the Company entered into an Executive Employment Agreement with Fredrick K. Cutcher, who serves as Managing Director of Primecare Supply, LLC, a wholly owned subsidiary of the Company, and as a member of the Company’s Board of Directors. Pursuant to the agreement, Mr. Cutcher is entitled to receive a base salary of $10,000 per month, and may be eligible for discretionary bonuses, profit participation, relocation assistance, employee benefits, and expense reimbursement, subject to the terms of the agreement and any applicable addenda approved by the Company.

Mr. Cutcher’s agreement has an initial term of one year and renews automatically for successive one-year terms unless either party provides at least 30 days’ written notice of non-renewal. Either party may terminate the agreement upon 30 days’ written notice. The agreement contains customary confidentiality, intellectual property assignment, and restrictive covenant provisions.

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2026 and 2024

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of March 31, 2026, we had an accumulated deficit of $167,726,161 and a cash balance of $38,178. For the nine months ended March 31, 2026, we had cash used by operating activities in the amount of $259,830. We expect to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

NOTE K - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The effect of the restatement adjustments on the consolidated statement of operations for the three months ended March 31, 2025 follows:

	As previously reported	Restatement Adjustments	As Restated
Revenue	$1,001,944	$-	$1,001,944
Less: shared revenue	947,953	-	947,953
Net revenue	53,991	-	53,991

Total operating expenses	241,380	-	241,380
Income from operations (loss)	(187,389)	-	(187,389)

Interest expense	(5,908)	-	(5,908)

Income before provision of income taxes	(193,297)	-	(193,297)

Provision for income taxes	-	-	-

Net income	$(193,297)	$-	$(193,297)

Basic and diluted income per common share	$0.00	$0.00	$0.00

The effect of the restatement adjustments on the consolidated statement of operations for the nine months ended March 31, 2025 follows:

	As previously reported	Restatement Adjustments	As Restated
Revenue	$2,588,452	$-	$2,588,452
Less: shared revenue	1,684,337	238,000	1,922,337
Net revenue	904,115	(238,000)	666,115

Total operating expenses	629,078	(11,996)	617,082
Income from operations	275,037	(226,004)	49,033

Interest expense	(24,978)	-	(24,978)

Income before provision of income taxes	250,059	(226,004)	24,055

Provision for income taxes	-	-	-

Net income	$250,059	$(226,004)	$24,055

Basic and diluted income per common share	$0.00	$(0.00)	$0.00

GLOBAL TECHNOLOGIES, LTD

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2026 and 2024

(Unaudited)

NOTE K - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (cont’d)

The effect of the restatement adjustments on the consolidated statement of cash flows for the nine months ended March 31, 2025 follows:

	As previously reported	Restatement Adjustments	As Restated
Net income (loss)	$250,059	$(226,004)	$24,055
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	26,258	(11,996)	14,262
Changes in operating assets and liabilities:
Accounts receivable	(266,046)	-	(266,046)
Accounts payable	(325,841)	-	(325,841)
Accrued interest	24,727	-	24,727
Accrued executive compensation	(58,333)	-	(58,333)
Net cash provided by operating activities	302,506	(238,000)	64,506

Net cash (used) by investing activities(Software Dev)	(238,000)	238,000	-

Net cash used by financing activities	(150,340)	-	(150,340)

Net increase in cash and cash equivalents	(85,834)	-	(85,834)

Cash and cash equivalents, beginning of period	115,747	-	115,747
Cash and cash equivalents, end of period	$29,913	$-	$29,913

NOTE L - SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after March 31, 2026 through the date the financial statements were issued. Based on this evaluation, the Company determined that no subsequent events occurred that required recognition in, or disclosure to, the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend,” “plan,” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on December 30, 2025, and in our subsequent filings with the SEC. The terms “Global Technologies, Ltd.,” “Global Technologies,” “Global,” “we,” “us,” “our,” and the “Company” refer to Global Technologies, Ltd., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

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

Current Operations

Global Technologies, Ltd. is a diversified, multi-operational holding company focused on developing, acquiring, supporting, and scaling operating businesses in the healthcare, wellness, advisory services, procurement, and technology-enabled services markets. The Company’s current strategy is to concentrate capital, management attention, and public-company infrastructure around subsidiaries that can produce measurable revenue, improve operating leverage, and create long-term enterprise value for shareholders.

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

During the nine months ended March 31, 2026, Primecare Supply continued its transition from the Company’s prior wholesale/reseller revenue model toward a direct-to-clinic procurement platform. Management believes this transition is important because it is designed to improve the quality of revenue, diversify supplier relationships, increase ownership of clinic relationships and data, and support a more scalable margin-based revenue model. Primecare Supply has continued to expand its clinic outreach, supplier relationships, reseller channel, and use of the Sinq Ops procurement portal.

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

Management expects GTLL Advisory to contribute to the Company’s fiscal 2026 operating plan by providing strategic advisory services, business transformation support, and operational consulting services to small and mid-sized businesses, with an initial focus on medical spas, wellness clinics, and professional service practices. During the current fiscal year, management has focused on developing service offerings, client onboarding processes, referral relationships, and technology-supported reporting tools for this subsidiary.

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

GOe3, LLC

GOe3, LLC is no longer a subsidiary of the Company. During fiscal 2025, the Company terminated and canceled the GOe3 acquisition and related agreements after determining that GOe3 had not met certain operational and financial milestones under the Share Exchange Agreement. The Company wrote off its investment in GOe3 and associated goodwill as of June 30, 2025. Accordingly, GOe3 is not included in the Company’s current operations, and management’s current operating focus is on health technology, procurement, and strategic advisory services.

Management believes the decision to unwind the acquisition allowed Global to reallocate resources toward its core business segments in health technology, procurement, and strategic advisory services.

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended March 31, 2026, except that management continues to evaluate presentation and disclosure matters associated with the Company’s evolving revenue model, including the distinction between gross revenue, net revenue, margin-based revenue, and principal-versus-agent considerations under ASC 606. The Company expects to conform this disclosure to the final CPA and auditor-reviewed financial statements before filing.

Please see our Annual Report on Form 10-K for the year ended June 30, 2025 filed on December 30, 2025, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Components of our Results of Operations

Revenues

The Company’s revenue during fiscal 2026 is expected to be generated primarily through Primecare Supply’s procurement activities and, to a lesser extent, GTLL Advisory’s consulting and advisory services. Primecare Supply generally earns transaction-based revenue by facilitating orders between licensed clinics and supplier/manufacturer relationships through the Company’s procurement ecosystem. GTLL Advisory is expected to earn consulting, advisory, and related service fees. The Company cannot guarantee that it will be successful in scaling these business operations or that current revenue trends will continue.

Cost of Revenues

Cost of revenues may include supplier-related costs, technology platform costs, fulfillment-related costs, reseller or referral compensation, subcontractor costs, and other direct costs associated with the Company’s procurement, consulting, and advisory activities. The final classification of these amounts will be conformed to the completed March 31, 2026 financial statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of selling, marketing, advertising, administrative, finance and professional expenses.

Interest Expense, Net

Interest expense includes the cost of our borrowings under our debt arrangements.

Results of Operations

For the Three and Nine Months Ended March 31, 2026 Compared to the Three and Nine Months Ended March 31, 2025

For the three and nine months ended March 31, 2026 and 2025

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
		(Restated-See Note K)		(Restated-See Note K)
Revenue	$101,529	$1,001,944	$642,822	$2,588,452
Less shared revenue / direct costs	9,297	947,953	317,315	1,922,337
Net revenue	92,232	53,991	325,507	666,115

Operating Expenses
Officer compensation	24,250	66,611	154,725	135,183
Salaries	48,500	-	114,309	-
Consulting/marketing services	-	130,999	-	359,015
Depreciation Expense	-	14,262	-	14,262
Professional services	79,989	2,050	150,618	11,050
Selling, general and administrative	124,059	27,458	335,608	97,572

Total operating expenses	276,798	241,380	755,260	617,082

Income (loss) from operations	(184,566)	(187,389)	(429,753)	49,033

Other income (expenses)
Gain (loss) on derivative liability	-		282,000	-
Interest expense	(7,397)	(5,908)	(22,771)	(24,978)

Total other income (expense)	(7,397)	(5,908)	259,229	(24,978)

Income (loss) before provision for income taxes	(196,963)	(193,297)	(170,524)	24,055

Provision for income taxes	-	-	-	-

Net income (loss)	$(196,963)	$(193,297)	$(170,524)	$24,055

Basic and diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$0.00

Weighted average common shares outstanding – basic and diluted	14,688,440,097	14,688,440,097	14,688,440,097	14,688,440,097

Revenue

For the nine months ended March 31, 2026, the Company’s revenue was $642,822, including $101,529 for the three months ended March 31, 2026. The Company’s revenue was primarily attributable to Primecare Supply and GTLL Advisory. Management expects the final presentation to conform to the Company’s ASC 606 analysis, including gross-versus-net and principal-versus-agent considerations.

For the nine months ended March 31, 2026, the Company’s revenue was primarily attributable to Primecare Supply and, as applicable, GTLL Advisory.

The Company’s current-period operating results reflect its strategic transition away from the prior 10 Fold Services wholesale model and toward a more diversified direct-to-clinic procurement and advisory platform. During fiscal 2025, the Company’s prior wholesale model was materially affected by changes in the GLP-1 compounding market and related FDA shortage dynamics. Management responded by shifting the operating focus to Primecare Supply, which is intended to operate through multiple supplier relationships, clinic-direct outreach, reseller/referral relationships, and a technology-supported ordering and payment workflow.

Management believes the new model may result in lower reported gross revenue than the prior wholesale model in certain periods, particularly if revenue is presented on a net or agent basis under ASC 606. However, management believes the model may provide better long-term economics if the Company can continue to expand clinic accounts, improve gross margin capture, reduce concentration risk, and build repeat purchasing volume through the Sinq Ops procurement platform. During the quarter ended March 31, 2026, Primecare Supply continued to focus on clinic acquisition, sales process refinement, supplier diversification, reseller management, and operating discipline.

Operating Expenses

Selling, general and administrative expenses and other operating expenses for the three and nine months ended March 31, 2026 reflect the Company’s public-company compliance costs, professional fees, subsidiary management costs, technology and software expenses, sales and marketing expenses, rent and office costs, and compensation-related expenses. Total operating expenses were $276,798 for the three months ended March 31, 2026 and $755,260 for the nine months ended March 31, 2026.

Selling, general and administrative expenses for the three and nine months ended March 31, 2026 reflect the Company’s public-company compliance costs, professional fees, subsidiary management costs, technology and software expenses, sales and marketing expenses, rent and office costs, and compensation-related expenses.

Other Income (Expenses)

Other income and expenses for the three and nine months ended March 31, 2026 include interest expense and derivative liability adjustments. The Company reported $7,397 of interest expense for the three months ended March 31, 2026 and $22,771 for the nine months ended March 31, 2026, while carrying forward the prior derivative liability valuation.

Other income and expenses for the three and nine months ended March 31, 2026 may include interest expense, derivative liability adjustments, financing-related costs, and other non-operating items.

Income tax expense

The Company expects to disclose income tax expense, if any, based on the final March 31, 2026 financial statements and related tax accounting review.

Net Income (Loss)

The Company reported a net loss of approximately $191,963 for the three months ended March 31, 2026, compared to net loss of approximately $193,297 for the three months ended March 31, 2025.

For the nine months ended March 31, 2026, the Company reported a net loss of approximately $170,524, compared to net income of approximately $24,055 for the nine months ended March 31, 2025.

The net loss for the three and nine months ended March 31, 2026 was primarily attributable to operating expenses, professional fees, accrued compensation, interest expense, and other general and administrative costs incurred in connection with the Company’s ongoing public reporting obligations, subsidiary operations, and corporate restructuring activities.

During the period, the Company continued to incur costs associated with rebuilding its operating platform and developing two operating subsidiaries, Primecare Supply, LLC and GTLL Advisory Group, LLC. These costs included investments in management infrastructure, accounting and reporting processes, vendor and customer relationships, business development, and other startup-stage activities necessary to support the Company’s current operating model. As a result, the Company expects that losses may continue during the development and growth stage of these subsidiaries until revenue growth and gross profit are sufficient to absorb corporate overhead and operating expenses.

The Company has sought to fund these activities through operating revenue, limited private placements of preferred equity, and disciplined expense management, while limiting the use of additional debt financing and avoiding broad common stock issuances where possible. Management continues to evaluate operating performance separately from non-cash and non-operating items, including financing-related accounting entries, derivative liability adjustments, and other fair value adjustments that may impact reported results.

Liquidity and Capital Resources

The following table summarizes the cash flows for the nine months ended March 31, 2026 and 2025:

	2026	2025
Cash Flows:

Net cash provided by (used in) operating activities	$(259,830)	$302,506
Net cash provided by investing activities	-	-
Net cash provided by (used in) financing activities	229,900	(150,340)

Net (decrease) in cash	(29,930)	(85,834)
Cash at beginning of period	68,108	115,747

Cash at end of period	$38,178	$29,913

As of March 31, 2026, the Company reported cash and cash equivalents of approximately $38,178, compared with approximately $29,913 as of March 31, 2025.

Net cash used in operating activities was approximately $259,830 for the nine months ended March 31, 2026, compared with net cash provided by operating activities of approximately $302,506 for the nine months ended March 31, 2025. The change was primarily attributable to the Company’s ongoing investment in its operating subsidiaries, Primecare Supply, LLC and GTLL Advisory Group, LLC, as well as costs related to public-company compliance, professional services, technology systems, rent, payroll and accrued compensation, and other working-capital needs. During the nine months ended March 31, 2026, the Company continued to rebuild its operating platform and support the development of its current business model, which required cash expenditures before the subsidiaries reached sustained profitability.

The Company had no cash flows from investing activities during the nine months ended March 31, 2026 or 2025.

Net cash provided by financing activities was approximately $229,900 for the nine months ended March 31, 2026, compared with net cash used in financing activities of approximately $150,340 for the nine months ended March 31, 2025. Financing activities during the nine months ended March 31, 2026 primarily reflected proceeds from the sale of Series P Preferred Stock, partially offset by repayment of a small related-party balance. During the nine months ended March 31, 2026, the Company issued and sold an aggregate of 230,000 shares of Series P Preferred Stock for aggregate cash proceeds of $230,000, consisting of 200,000 shares issued in August 2025 and 30,000 shares issued in February 2026.

Management believes the Company’s liquidity remains limited and dependent upon continued revenue growth from its operating subsidiaries, disciplined expense management, and, where necessary, additional financing through private placements or other capital sources. The Company intends to continue managing its cash resources carefully while supporting the growth of Primecare Supply, LLC and GTLL Advisory Group, LLC.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended March 31, 2026 had a material impact on our operations; however, management continues to monitor the impact of inflation, interest rates, vendor pricing, professional fees, rent, technology costs, and customer purchasing behavior on the Company’s operating subsidiaries.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

Item 1A. Risk Factors

Our business and common stock are subject to a number of risks and uncertainties. The discussion of such risks and uncertainties may be found under “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on December 30, 2025. There have been no material changes to these risks during the nine months ended March 31, 2026, except as may be updated in the final filing based on management, legal, CPA, and auditor review.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

Issuance of Common or Preferred Stock – Nine Months Ended March 31, 2026

During the nine months ended March 31, 2026, the Company issued and sold an aggregate of 230,000 shares of Series P Preferred Stock in private placement transactions exempt from registration under the Securities Act of 1933, as amended. The issuances consisted of 200,000 shares of Series P Preferred Stock issued in August 2025 for cash proceeds of $200,000, and 30,000 shares of Series P Preferred Stock issued in February 2026 for cash proceeds of $30,000.

Other than the Series P Preferred Stock issuances described above, the Company is not aware of any additional issuances of common stock, preferred stock, debt conversion shares, or other equity securities during the nine months ended March 31, 2026, subject to final reconciliation with the Company’s transfer agent and accounting records.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the nine months ended March 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

GLOBAL TECHNOLOGIES, LTD

By:	/s/ H. Wyatt Flippen
H. Wyatt Flippen
Chief Executive Officer and Chief Financial Officer

Date:	June 3, 2026

